Form 10-Q
period 1996-06-30
ARGYLE TELEVISION INC
filed 1996-08-14
CIK 949536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________

                        COMMISSION FILE NUMBER:  0-27000

                            ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                            74-2717523
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)


200 CONCORD PLAZA, SUITE 700                                    (210) 828-1700
SAN ANTONIO, TEXAS  78216                      (Registrant's telephone number,
(Address of principal executive offices)                  including area code)


 -------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                No

As of August 14, 1996, the registrant had 11,346,914 shares of common stock outstanding, consisting of 3,846,914 shares of Series A Common Stock, par value $.01 per share, 200,000 shares of Series B Common Stock, par value $.01 per share, and 7,300,000 shares of Series C Common Stock, par value $.01 per share.

                            ARGYLE TELEVISION, INC.
                                     INDEX


PART I     FINANCIAL INFORMATION                                  PAGE NO.

      ITEM 1. FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets at
               December 31, 1995 and June 30, 1996
               (Unaudited)........................................  3

              Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1995
               and 1996 (Unaudited)...............................  5

              Condensed Consolidated Statement of
               Stockholders' Equity for the six months
               ended June 30, 1996 (Unaudited)....................  6

              Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1995 and 1996
               (Unaudited)........................................  7

              Notes to Condensed Consolidated Financial
               Statements (Unaudited).............................  8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS................ 12

PART II    OTHER INFORMATION

      Item 1. Legal Proceedings................................... 17
      Item 2. Changes in Securities............................... 17
      Item 3. Defaults Upon Senior Securities..................... 17
      Item 4. Submission of Matters to a Vote of Security
              Holders............................................. 17
      Item 5. Other Information................................... 17
      Item 6. Exhibits and Reports on Form 8-K.................... 17

SIGNATURES........................................................ 18

                            ARGYLE TELEVISION, INC.

PART I  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS
                 --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1995   JUNE 30, 1996
                                                               (UNAUDITED)
                                          ---------------------------------
                                                 (In Thousands)

ASSETS
Current assets:
     Cash and cash equivalents                     $  2,206        $  2,878
     Accounts receivable, net                        11,362          15,518
     Barter program rights                            5,102           4,416
     Program rights                                   4,611           3,165
     Other                                            1,139           1,279
                                          ---------------------------------
Total current assets                                 24,420          27,256

Property, plant, and equipment, net                  32,634          38,707

Intangible assets:
     FCC licenses                                   112,634         121,521
     Network affiliation agreements                 107,126         124,255
     Other intangible assets                         10,495          16,321
                                          ---------------------------------
                                                    230,255         262,097
     Less accumulated amortization                   (9,880)        (18,445)
                                          ---------------------------------
                                                    220,375         243,652
Other assets:
     Deferred acquisition and financing
      costs, net                                      6,251           6,037

     Barter program rights, noncurrent                2,249           2,554
     Program rights, noncurrent                       3,299           2,937
     Other                                            1,913           1,743
                                          ---------------------------------

Total assets                                       $291,141        $322,886
                                          =================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.



                                          DECEMBER 31, 1995   JUNE 30, 1996
                                                               (UNAUDITED)
                                          -----------------------------------
                                                   (In Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
  liabilities                                      $  7,019        $  7,486
  Barter program rights payable                       5,270           4,666
  Program rights payable                              3,659           3,520
  Other                                                 647             395
                                          -----------------------------------
Total current liabilities                            16,595          16,067

Barter program rights payable                         2,249           2,554
Program rights payable                                3,650           2,641
Other liabilities                                     2,354             829
Long-term debt                                      150,000         161,500
Deferred tax liability                                    -           2,326

Stockholders' equity:
  Series A common stock, par value $.01 per
    share,35,000,000 shares authorized
    3,846,914 shares issued and outstanding              36              38

  Series B common stock, par value $.01 per
    share, 200,000 shares authorized 200,000
    shares issued and outstanding                         2               2

  Series C common stock, par value $.01 per
    share, 14,800,000 shares authorized
    7,300,000 shares issued and outstanding              73              73

  Series A preferred stock, par value $.01 per
    share, 1,000,000 shares authorized, 10,938
    shares issued and outstanding                         -               1

  Series B preferred stock, par value $.01 per
    share, 1,000,000 shares authorized, 10,938
    shares issued and outstanding                         -               1


  Additional paid-in capital                        132,039         159,829
  Retained earnings (deficit)                       (15,857)        (22,975)
                                          -----------------------------------
Total stockholders' equity                          116,293         136,969
                                          -----------------------------------
Total liabilities and stockholders'                $291,141        $322,886
  equity                                  ===================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30
                                           ----------------------------------------
                                              1995       1996       1995       1996
                                           ----------------------------------------
                                             (In thousands, except per share data)
Total revenues                             $10,464    $18,562    $18,951    $34,057

Station operating expenses                   4,471      9,474      9,346     18,372
Amortization of program rights                 854      1,282      1,766      2,571
Depreciation and amortization                2,656      5,738      4,528     10,724
                                           ----------------------------------------
Station operating income                     2,483      2,068      3,311      2,390
Corporate general and administrative
 expenses                                      349        884        855      1,867

Non-cash compensation expense                   30        168         30        337
                                           ----------------------------------------
Operating income                             2,104      1,016      2,426        186

Interest expense, net                        2,184      3,804      4,093      7,304
                                           ----------------------------------------
(Loss) before extraordinary item               (80)    (2,788)    (1,667)    (7,118)
Extraordinary item, loss on early
 retirement of debt                          2,704          -      2,704          -
                                           ----------------------------------------
Net (loss)                                 $(2,784)   $(2,788)   $(4,371)   $(7,118)
                                           ========================================


Less: preferred stock dividends                  -    $   118          -    $   118
                                           ----------------------------------------
Net (loss) attributable to common
 shareholders                                    -    $(2,906)         -    $(7,236)
                                           ========================================
(Loss) from continuing operations per
 common share                                  N/A    $ (0.26)       N/A    $ (0.65)

Number of shares used in calculation           N/A     11,169        N/A     11,144

See accompanying notes.

                            ARGYLE TELEVISION, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                           COMMON
                                             AND     ADDITIONAL   RETAINED
                                          PREFERRED    PAID-IN    EARNINGS
                                            STOCK      CAPITAL    (DEFICIT)    TOTAL
                                          -------------------------------------------
                                                        (In Thousands)
Balances at December 31, 1995                  $111    $132,039   $(15,857)  $116,293
Issuance of 227,654 shares of Series A
 common stock                                     2       5,719          -      5,721
Issuance of 10,938 shares of Series A
 preferred stock                                  1      10,938          -     10,939
Issuance of 10,938 shares of Series B
 preferred stock                                  1      10,938          -     10,939
Costs relating to issuance of common
 stock                                            -         (24)         -        (24)
Compensation element of stock
 options                                          -         337          -        337
Dividends paid                                    -        (118)         -       (118)
Net loss                                          -           -     (7,118)    (7,118)
                                          -------------------------------------------
Balances at June 30, 1996                      $115    $159,829   $(22,975)  $136,969
                                          ===========================================


See accompanying notes.

                            ARGYLE TELEVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                        -----------------------
                                                          1995           1996
                                                        -----------------------
OPERATING ACTIVITIES                                        (In Thousands)
Net (loss)                                              $  (4,371)     $ (7,118)
        Adjustments to reconcile net
         (loss) to net cash provided by
         (used in) operating activities:
        Extraordinary item, loss on
         early retirement of debt                           2,704          -
        Depreciation                                          597         2,117
        Amortization of intangible
         assets                                             3,931         8,607
        Amortization of deferred
         financing costs                                      310           372
        Amortization of program rights                      1,766         2,571
        Program payments                                   (1,642)       (1,909)
         Compensation element of stock
          options                                              30           337
        Fair value adjustments of
         interest rate protection
         agreements                                          -            1,021
        Changes in operating assets and
         liabilities, net                                    (626)       (6,120)
                                                        -----------------------
Net cash provided by (used in)
 operating activities                                       2,699          (122)

INVESTING ACTIVITIES
Acquisition of stations                                  (135,545)       (5,889)
Purchases of property, plant and
 equipment, net                                              (554)       (3,590)
Partial payment on relocation of studio                      -             (927)
Acquisition costs                                            (282)          (44)
Escrow deposit (Buffalo acquisition)                       (5,225)         -
                                                        -----------------------
Net cash (used in) investing activities                  (141,606)      (10,450)

FINANCING ACTIVITIES
Financing costs                                            (8,349)         (114)
Issuance of common stock                                   74,999           (24)
Proceeds from issuance of long-term debt                  168,750        15,500
Payment of long-term debt                                 (81,500)       (4,000)
Dividends paid                                               -             (118)
                                                         ----------------------
Net cash provided by financing
 activities                                               153,900        11,244

Increase in cash and cash equivalents                      14,993           672
Cash at beginning of period                                     2         2,206
                                                         ----------------------
Cash and cash equivalents at end of
 period                                                  $ 14,995      $  2,878
                                                         ======================
SUPPLEMENTAL CASH FLOW INFORMATION:
Finalization of purchase price
 valuation affecting equipment and FCC
 licenses                                                $   -         $  1,277

Businesses acquired in purchase
 transaction:
        Fair market value of assets acquired             $183,420     $  38,259
        Liabilities assumed                               (13,328)       (4,773)
         Note payable issued to seller                    (34,547)         -
        Issuance of preferred stock                          -          (21,876)
        Issuance of common  stock                            -           (5,721)
                                                         ----------------------
Net cash paid for acquisitions                           $135,545     $   5,889
                                                         ======================

See accompanying notes.

                            ARGYLE TELEVISION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996


1. SUMMARY OF ACCOUNTING POLICIES

   The condensed consolidated financial statements include the accounts of Argyle Television, Inc. ("Company") and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. References herein to the Company include its subsidiaries, unless the context requires otherwise.


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three or six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


2. ACQUISITIONS

   On June 11, 1996, the Company acquired KHBS and its S-2 satellite KHOG ("Arkansas Stations"). As consideration, the Company issued (i) 227,654 shares of the Company's Series A Common Stock and (ii) 10,938 shares of the Company's Series A and 10,938 shares of Series B Preferred Stock (see Note 5). The Company also paid approximately $5.9 million in cash for certain real estate, a non-competition covenant, and affiliated debt associated with this acquisition.


   The acquisition will be accounted for using the purchase method of accounting. The Company has not yet determined the final allocation of the purchase price and, accordingly, the amounts included in the financial statements may differ from the amounts ultimately determined.


   Unaudited pro forma results of operations, reflecting combined historical results for the Northstar Stations, and Hawaii Stations, the Buffalo Station and the Arkansas Stations ("Six Stations") as if the acquisitions occurred at the beginning of the respective periods are as follows:

                                                 SIX STATIONS
                                           SIX MONTHS ENDED JUNE 30
                                           ------------------------
                                              1995          1996
                                           ------------------------
                                                (In Thousands)

Total revenues                               $37,261       $37,519
(Loss) from continuing operations
 attributable to common shareholders         $(9,516)      $(8,182)
Net (loss) from continuing operations
 per share attributable to common
 shareholders                                $ (0.84)      $ (0.72)

Weighted average number of shares used
 in calculations                              11,347        11,347

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1996



   The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3. LONG-TERM DEBT

   Under the Old Bank Credit Agreement and its subsequent amendments and restatements and under the terms of the October 1995 Credit Agreement, the Company is required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate. SEE ITEM 2. LIQUIDITY AND CAPITAL RESOURCES.

   Additional information regarding these interest rate protection agreements in effect at June 30, 1996 follows:

                              Notional      Average       Average
                             Amount of      Receive         Pay
                             Agreements      Rate           Rate       Fair Value
                           ---------------------------------------------------------
Interest rate swap
   agreements:
   Fixed rate agreement    $20,000,000      8.00% minus        -       $ 263,524
                                            LIBOR
   Floating rate agreement $20,000,000      LIBOR minus   8.00% minus  $(270,387)
                                            8.50%         LIBOR
   Fixed rate agreements   $35,000,000      LIBOR         6.99%        $(671,736)


   In compliance with FASB Statement 119, the fair values of these agreements, $263,524 and $942,123 are included in other assets and other liabilities, respectively. In addition, approximately $11.5 million of the notional amount of the agreements was recorded using hedge accounting.

   The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions. The amount of such exposure is generally the unrecognized gains.

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1996



4. INCOME TAXES

   The Company has recorded a deferred tax liability to account for the tax effects of differences between assigned values and tax bases of assets acquired from the Arkansas Stations in the purchase business combination. The deferred tax liability related to the acquisition is approximately $10.75 million. A $95,154 deferred tax benefit related to this liability was realized in the current period.

   The Company has deferred tax assets related to acquired intangible assets and net operating loss carryforwards of approximately $320,000 and $8.0 million, respectively. The Company sustained a net operating loss for tax purposes of approximately $7.75 million in the six months ended June 30, 1996. Net operating loss carryforwards of approximately $14.0 million and $7.75 million will expire in 2010 and 2011, respectively. The decrease in the valuation allowance from approximately $8.3 million to zero recognizes the Company's ability to offset the realization of the deferred tax liability related to the acquisition of the Arkansas Stations.

5. COMMON AND PREFERRED STOCK

   On June 11, 1996, the Company issued 227,654 shares of the Company's Series A Common Stock, 10,938 shares of the Company's newly created Series A Preferred Stock, and 10,938 shares of the Company's Series B Preferred Stock in connection with the acquisition of the Arkansas Stations.

   The preferred stock pays a cash dividend at 6.5% annually. Series A Preferred Stock is convertible at the option of the holders into Series A Common Stock of the Company at a conversion price of $35 per share of Series A Common Stock. In the event the holders do not convert the Series A Preferred Stock into shares of Series A Common Stock by June 11, 2001, the Company may redeem such Series A Preferred Stock at its stated value. Series B Preferred Stock is redeemable by the Company at its stated value at any time after June 11, 2001. In the event the Company does not redeem the Series B Preferred Stock by July 11, 2001, then from and after that date the holders may convert the Series B Preferred Stock into shares of Series A Common Stock at a conversion price equal to the then fair market value of the Series A Common Stock.

6. RELATED PARTY TRANSACTIONS

   The Company has entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and this shareholder's general partner, ATI General Partner, L.P. ("Partnerships"), under which the Company provides to the Partnerships

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                 JUNE 30, 1996

personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the Partnerships are required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three and six months ended June 30, 1996, the Company recognized total reimbursements of $175,000 and $350,000, respectively under these agreements. Such reimbursements are offset against corporate general and administrative expenses in the accompanying statements of operations.

7. SUBSEQUENT EVENTS

   On July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement with Clear Channel Communications, Inc. ("Clear Channel") involving the Company's WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel.

   Under the agreement, Clear Channel will program certain air time on WNAC and will manage the sale of commercial air time on both stations. Clear Channel will provide certain programming and services to WNAC, including news programming. The Company and Clear Channel each will receive 50% of the cash flows generated by the two stations subject to certain adjustments.

   In connection with this agreement, the Company paid Clear Channel in one lump sum payment $13 million ($1.3 million per year for 10 years).

      ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   -----------------------------------------------------------
                   AND RESULTS OF OPERATIONS
                   -------------------------

RESULTS OF OPERATIONS

      During the quarter ended March 31, 1995, the Company owned three television stations -- WZZM, WNAC and WAPT ("Northstar Stations"). The Company acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, the Company acquired KHBS and its S-2 satellite KHOG ("Arkansas Stations").

      The following discussion includes a comparison of 1995 results of operations, which includes the Northstar Stations for the three and six months ended June 30 and KITV from June 13 to June 30, to 1996 results of operations, which includes the Northstar Stations, KITV and WGRZ for the three and six months ended June 30 and the Arkansas Stations for the month of June only.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

      Total Revenues. Total revenues for the three months ended June 30, 1996 were $18.6 million, as compared to $10.5 million for the three months ended June 30, 1995, an increase of $8.1 million, or 77.1%. The increase in first quarter total revenues can be attributed to the acquisitions of KITV in June 1995, WGRZ in December 1995 and the Arkansas Stations in June 1996, which together added $7.9 million to total revenues for the 1996 period. This revenue gain was offset by an intentional reduction in paid programming at the Northstar Stations.

      Station Operating Expenses. Station operating expenses for the three months ended June 30, 1996 were $9.5 million, as compared to $4.5 million for the three months ended June 30, 1995, an increase of $5.0 million, or 111.1%. The increase was primarily attributable to the inclusion of station expenses for KITV and WGRZ during the 1996 period and the Arkansas Stations' expenses during the month of June 1996 and an increase in trade and barter expenses at the Northstar stations. Station operating expenses at the Northstar Stations were relatively even period to period.

      Depreciation and Amortization. Depreciation and amortization of intangible assets for the three months ended June 30, 1996 was $5.7 million, as compared to $2.7 million for the three months ended June 30, 1995, an increase of $3.0 million, or 111.1%. This increase in depreciation and amortization of intangible assets resulted primarily from the write-up to fair market value of the Stations' assets upon their acquisition and the inclusion of depreciation and amortization related to KITV and WGRZ during the 1996 period, and the Arkansas Stations during the month of June 1996. Depreciation and amortization of intangible assets for the Northstar Stations were relatively even period to period.

      Station Operating Income. Station operating income for the three months ended June 30, 1996 was $2.1 million, as compared to $2.5 million for the three months ended June 30, 1995, a decrease of $0.4 million, or 16.0%. This decrease was primarily attributable to the increase in station operating expenses and depreciation and amortization of intangible assets, which more than offset the increase in revenues.

      Corporate General and Administrative Expenses. Corporate general and administrative expenses were $0.9 million in the three months ended June 30, 1996, as compared to $0.3 million in the three months ended June 30, 1995, an increase of $0.6 million, or 200.0%. The increase is primarily attributable to the acquisition of KITV and WGRZ during 1995 and incremental expenses associated with being a new company during 1995 and a public company following the Company's initial public offering of its common stock in October 1995.

      Non-cash Compensation Expense. Non-cash compensation expense of $0.2 million in the three months ended June 30, 1996 and $0.03 million in the three months ended June 30, 1995 represents stock option compensation expense recorded in compliance with FASB Statement 123.

      Interest Expense, Net. Interest expense, net was $3.8 million for the three months ended June 30, 1996, as compared to $2.2 million for the three months ended June 30, 1995, an increase of $1.6 million, or 72.7%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1996 than 1995, which was the result of the acquisitions and related financings of KITV and WGRZ. Interest expense, net for the three months ended June 30, 1996 was reduced by $0.4 million, which reflects the change in the fair market value of interest rate protection agreements since March 31, 1996.

      Net (Loss). As a result of the factors discussed above, the net loss for the three months ended June 30, 1996 and for the three months ended June 30, 1995 was $2.8 million. Also, during the three months ended June 30, 1995, the company recognized a $2.7 million extraordinary loss related to the amendment and restatement of the Old Bank Credit Agreement.

      Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $7.9 million for the three months ended June 30, 1996 as compared to $5.2 million for the three months ended June 30, 1995, an increase of $2.7 million, or 51.9%. The broadcast cash flow increase resulted primarily from the inclusion of KITV and WGRZ during the 1996 period and the Arkansas Stations during the month of June 1996.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

      Total Revenues. Total revenues for the six months ended June 30, 1996 were $34.1 million, as compared to $19.0 million for the six months ended June 30, 1995, an increase of $15.1 million, or 79.5%. The increase in total revenues can be attributed to the acquisitions of KITV in June 1995, WGRZ in December 1995 and the Arkansas Stations in June 1996, which together added $15.4 million to total revenues for the 1996 period.

This revenue gain was offset by a decrease in trade and barter revenues and an intentional reduction in paid programming at the Northstar Stations.

      Station Operating Expenses. Station operating expenses for the six months ended June 30, 1996 were $18.4 million, as compared to $9.3 million for the six months ended June 30, 1995, an increase of $9.1 million, or 97.8%. The increase was primarily attributable to the inclusion of KITV and WGRZ during the 1996 period and the Arkansas Stations expenses during the month of June 1996.
Station operating expenses at the Northstar Stations were relatively even period to period.

      Depreciation and Amortization. Depreciation and amortization of intangible assets for the six months ended June 30, 1996 was $10.7 million, as compared to $4.5 million for the six months ended June 30, 1995, an increase of $6.2 million, or 137.8%. This increase in depreciation and amortization of intangible assets resulted primarily from the write-up to fair market value of the Stations' assets upon their acquisition and the inclusion of depreciation and amortization related to KITV and WGRZ during the 1996 period and the Arkansas Stations during the month of June 1996. Depreciation and amortization of intangible assets for the Northstar Stations only, for the six months ended June 30, 1996 was $4.5 million, as compared to $4.3 million for the six months ended June 30, 1995, an increase of $0.2 million, or 4.7%. This increase was primarily attributable to fixed asset purchases at the Northstar Stations throughout 1995 and the 1996 period.

      Station Operating Income. Station operating income for the six months ended June 30, 1996 was $2.4 million, as compared to $3.3 million for the six months ended June 30, 1995, a decrease of $0.9 million, or 27.3%. This decrease was primarily attributable to the increase in station operating expenses and depreciation and amortization of intangible assets, which more than offset the increase in revenues.

      Corporate General and Administrative Expenses. Corporate general and administrative expenses were $1.9 million in the six months ended June 30, 1996, as compared to $0.9 million in the six months ended June 30, 1995, an increase of $1.0 million, or 111.1%. The increase was primarily attributable to the acquisition of KITV and WGRZ during 1995 and incremental expenses associated with being a new company during 1995 and a public company following the Company's initial public offering of its common stock in October 1995.

      Non-cash Compensation Expense. Non-cash compensation expense of $0.3 million in the six months ended June 30, 1996 and $0.03 million in the six months ended June 30, 1995 represents stock option compensation expense recorded in compliance with FASB Statement 123.

      Interest Expense, Net. Interest expense, net was $7.3 million for the six months ended June 30, 1996, as compared to $4.1 million for the six months ended June 30, 1995, an increase of $3.2 million, or 78.0%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1996 than 1995, which was the result of the acquisitions and related financings of KITV and WGRZ. Interest expense, net for the six months ended June 30, 1996 was reduced by $1.0 million, which reflects the change in the fair market value of interest rate protection agreements since December 31, 1995.

      Net (Loss). As a result of the factors discussed above, the net loss for the six months ended June 30, 1996 was $7.1 million, as compared to $4.4 million for the six months ended June 30, 1995. Also, during the six months ended June 30, 1995, the company recognized a $2.7 million extraordinary loss related to the amendment and restatement of the Old Bank Credit Agreement.

      Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $13.7 million for the six months ended June 30, 1996, as compared to $8.0 million for the six months ended June 30, 1995, an increase of $5.7 million, or 71.3%. The broadcast cash flow increase resulted primarily from the inclusion of KITV and WGRZ during the 1996 period and the Arkansas Stations during the month of June 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are current cash balances, cash flow from operations and borrowing capacity under an existing bank credit agreement. Including the Company's original private placement of equity, initial public offering of its Series A Common Stock in October 1995 and the November 28, 1995 exercise by the underwriters of such offering of an overallotment option granted to such underwriters in connection with such offering, the Company has received $131.2 million in net equity capital contributions since inception.

      In October 1995, the Company and Chase Manhattan Bank entered into an amendment to the Old Bank Credit Agreement, which comprised the October 1995 Credit Agreement (as subsequently amended, the "October 1995 Credit Agreement"). The October 1995 Credit Agreement establishes a senior secured credit facility in the commited amount of $215.0 million. As of June 30, 1996, there was an $11.5 million outstanding balance under the October 1995 Credit Agreement. The Company may borrow amounts under the October 1995 Credit Agreement from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

      Under the Old Bank Credit Agreement and its subsequent amendments and restatements, the Company was required to enter into certain interest rate protection agreements covering approximately 50% of its floating rate debt. Accordingly, the Company, in compliance with its covenant obligations, entered into various appropriate swap and cap agreements in February 1995. In response to subsequent acquisition and financing transactions, modifications were made to the underlying swap and cap agreements.

      In October 1995, the Company issued $150,000,000 of its 9 3/4% Senior Subordinated Notes due 2005 (the "Notes"). Interest on the Notes is payable semi-annually, and no principal payments on the Notes are due prior to their maturity on November 1, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2000 at specified redemption prices. The annual interest expense associated with the Notes is $14.6 million.

      Capital expenditures for the 1995 year were $3.8 million and are $3.6 million through June 30, 1996. Capital expenditures are anticipated to be approximately $6.5 million in 1996, including approximately $3.0 million in 1996 to be incurred in connection with the relocation of KITV's studio.

      The Company anticipates that its operating cash flow, together with amounts available to it under the October 1995 Credit Agreement, will be sufficient to finance the operating requirements of the Stations, debt service requirements and anticipated capital expenditures for the Company for both the next 12 months and the foreseeable future thereafter. As of June 30, 1996, the Company had borrowed $11.5 million under the October 1995 Credit Agreement.

INCOME TAXES

      The Company has net operating loss carryforwards of approximately $14.0 million and $7.75 million which will expire in 2010 and 2011, respectively. The operations of the Company and its subsidiaries will be included in a consolidated federal income tax return filed by the Company. In accordance with the terms of a tax sharing agreement among the Company and its subsidiaries, the Company's federal income tax liability will be computed as if the Company were filing a separate return. To date the Company has not paid any material amount of income taxes.

RECENT DEVELOPMENTS

      On August 12, 1996, the Company announced that its Board of Directors has determined that it is in the best interest of the Company and its stockholders to explore how to achieve the benefits of consolidation for the Argyle station group through a strategic alliance, possible sale of the Company or another alternative.

PART II     OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS - Not Applicable
            -----------------

   ITEM 2.  CHANGES IN SECURITIES
            ---------------------
            In connection with the acquisition of the Arkansas Stations, the Company issued 10,938 shares of its newly-created Series A Preferred Stock and 10,938 shares of its newly-created Series B Preferred Stock. See Note 5 to Condensed Consolidated Financial Statements
                   ---
            for a description of the material terms of such Preferred Stock.

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable
            -------------------------------

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not
            ---------------------------------------------------
            Applicable

   ITEM 5.  OTHER INFORMATION - Not Applicable
            -----------------

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   (a)      Exhibits

            Exhibit 20   Press Release issued August 12, 1996

            Exhibit 27   Financial Data Schedule

   (b)      Reports on Form 8-K

            The Company filed a Form 8-K dated June 11, 1996 describing the consummation of the acquisition of the Arkansas Stations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Argyle Television, Inc.
                              -----------------------
                              Registrant



August 14, 1996                By:  /s/  HARRY T. HAWKS
- ---------------                   ------------------------------------
Date                              Harry T. Hawks, Chief Financial Officer,
                                   Assistant Secretary, and Treasurer
                                    (Principal Financial Officer)


August 14, 1996                By:  /s/  TERESA D. LOPEZ
- ---------------                   ------------------------------------
Date                              Teresa D. Lopez, Controller and
                                   Assistant Secretary
                                    (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
- ------             -----------


Exhibit 20         Press Release issued August 12, 1996

Exhibit 27         Financial Data Schedule