Form 10-Q
period 1996-09-30
ARGYLE TELEVISION INC
filed 1996-11-08
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to _________

                       COMMISSION FILE NUMBER:  0-27000

                            ARGYLE TELEVISION, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                              74-2717523
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)

200 CONCORD PLAZA, SUITE 700                                      (210) 828-1700
SAN ANTONIO, TEXAS  78216                        (Registrant's telephone number,
(Address of principal executive offices)                    including area code)



  ---------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]

As of November 7, 1996, the registrant had 11,346,914 shares of common stock outstanding, consisting of 3,846,914 shares of Series A Common Stock, par value $.01 per share, 200,000 shares of Series B Common Stock, par value $.01 per share, and 7,300,000 shares of Series C Common Stock, par value $.01 per share.
================================================================================

                            ARGYLE TELEVISION, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION                                  PAGE NO.

          ITEM 1.  FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets at
                    December 31, 1995 and September 30, 1996
                    (Unaudited).................................    3

                   Condensed Consolidated Statements of
                    Operations for the three and nine months
                    ended September 30, 1995 and 1996
                    (Unaudited).................................    5

                   Condensed Consolidated Statement of
                    Stockholders' Equity for the nine months
                    ended September 30, 1996 (Unaudited)........    6

                   Condensed Consolidated Statements of Cash
                    Flows for the nine months ended
                    September 30, 1995 and 1996 (Unaudited).....    7

                   Notes to Condensed Consolidated Financial
                    Statements (Unaudited)......................    8

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS..................................   12

PART II   OTHER INFORMATION

          Item 1.  Legal Proceedings............................   18
          Item 2.  Changes in Securities........................   18
          Item 3.  Defaults Upon Senior Securities..............   18
          Item 4.  Submission of Matters to a Vote of Security
                    Holders.....................................   18
          Item 5.  Other Information............................   18
          Item 6.  Exhibits and Reports on Form 8-K.............   18

SIGNATURES......................................................   19

                            ARGYLE TELEVISION, INC.

PART I    FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS
                   --------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1995   SEPTEMBER 30, 1996
                                                                  (UNAUDITED)
                                          --------------------------------------
                                                      (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents                 $  2,206             $  3,667
     Accounts receivable, net                    11,362               12,856
     Barter program rights                        5,102                6,171
     Program rights                               4,611                4,596
     Other                                        1,139                1,116
                                          --------------------------------------
Total current assets                             24,420               28,406

Property, plant, and equipment, net              32,634               39,208

Intangible assets:
     FCC licenses                               112,634              127,574
     Network affiliation agreements             107,126              121,249
     Other intangible assets                     10,495               12,995
                                          --------------------------------------
                                                230,255              261,818
     Less accumulated amortization               (9,880)             (23,350)
                                          --------------------------------------
                                                220,375              238,468
Other assets:
     Deferred acquisition and financing
      costs, net                                  6,251                5,761

     Barter program rights, noncurrent            2,249                5,404
     Program rights, noncurrent                   3,299                4,030
     Other                                        1,913               15,383
                                          --------------------------------------


Total assets                                   $291,141             $336,660
                                          ======================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.


                                         DECEMBER 31, 1995   SEPTEMBER 30, 1996
                                                                 (UNAUDITED)
                                         --------------------------------------
                                                     (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued
    liabilities                               $  7,019                $ 10,362
  Barter program rights payable                  5,270                   6,387
  Program rights payable                         3,659                   5,010
  Other                                            647                     236
                                         --------------------------------------
Total current liabilities                       16,595                  21,995

Barter program rights payable                    2,249                   5,404
Program rights payable                           3,650                   3,871
Other liabilities                                2,354                     701
Long-term debt                                 150,000                 171,500
Deferred tax liability                               -                   2,326

Stockholders' equity:
  Series A common stock, par value
    $.01 per share, 35,000,000 shares
    authorized 3,619,260 and 3,846,914
    shares issued and outstanding,
    respectively                                    36                      38

  Series B common stock, par value
    $.01 per share, 200,000 shares
    authorized, 200,000 shares issued
    and outstanding                                  2                       2

  Series C common stock, par value
    $.01 per share, 14,800,000 shares
    authorized 7,300,000 shares issued
    and outstanding                                 73                      73

  Series A preferred stock, par value
    $.01 per share, 1,000,000 shares
    authorized, 10,938 shares issued and
    outstanding at September 30, 1996                -                       1

  Series B preferred stock, par value
    $.01 per share, 1,000,000 shares
    authorized, 10,938 shares issued and
    outstanding at September 30, 1996                -                       1

  Additional paid-in capital                   132,039                 159,642
  Retained earnings (deficit)                  (15,857)                (28,894)
                                         --------------------------------------
Total stockholders' equity                     116,293                 130,863
                                         --------------------------------------

Total liabilities and stockholders'
  equity                                      $291,141                $336,660
                                         ======================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                           -----------------------------------------
                                             1995       1996       1995        1996
                                           -----------------------------------------
                                             (In thousands, except per share data)

Total revenues                             $13,140    $17,439    $32,091    $ 51,496

Station operating expenses                   6,465      9,172     15,811      27,544
Amortization of program rights                 970      1,137      2,736       3,708
Depreciation and amortization                3,199      6,503      7,727      17,227
                                           -----------------------------------------
Station operating income                     2,506        627      5,817       3,017
Corporate general and administrative
 expenses                                      573      1,636      1,428       3,503

Non-cash compensation expense                  170        169        200         506
                                           -----------------------------------------
Operating income (loss)                      1,763     (1,178)     4,189        (992)

Interest expense, net                        3,058      4,741      7,147      12,045
                                           -----------------------------------------
Loss before extraordinary item              (1,295)    (5,919)    (2,958)    (13,037)
Extraordinary item, loss on early
 retirement of debt                              -          -     (2,708)          -
                                           -----------------------------------------

Net loss                                   $(1,295)   $(5,919)   $(5,666)   $(13,037)


Less: preferred stock dividends                  -    $  (356)         -    $   (474)
Net loss attributable to common
 shareholders                              $(1,295)   $(6,275)   $(5,666)   $(13,511)
                                           =========================================

Loss from continuing operations per
 common share                                N/A        $(.55)     N/A        $(1.21)


Number of shares used in calculation         N/A       11,347      N/A        11,212

See accompanying notes.

                            ARGYLE TELEVISION, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                           COMMON
                                             AND     ADDITIONAL   RETAINED
                                          PREFERRED    PAID-IN    EARNINGS
                                            STOCK      CAPITAL    (DEFICIT)    TOTAL
                                          -------------------------------------------
                                                        (In thousands)

Balances at December 31, 1995                $111      $132,039   $(15,857)  $116,293
Issuance of 227,654 shares of Series A
 common stock                                   2         5,719          -      5,721
Issuance of 10,938 shares of Series A
 preferred stock                                1        10,938          -     10,939
Issuance of 10,938 shares of Series B
 preferred stock                                1        10,938          -     10,939
Costs relating to issuance of common
 stock                                          -           (24)         -        (24)
Compensation element of stock options           -           506          -        506
Dividends paid                                  -          (474)         -       (474)
Net loss                                        -                  (13,037)   (13,037)
                                          -------------------------------------------

Balances at September 30, 1996               $115      $159,642   $(28,894)  $130,863
                                          ===========================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                   -----------------------
                                                      1995        1996
                                                   -----------------------
                                                       (In thousands)
OPERATING ACTIVITIES
Net loss                                           $  (5,666)    $(13,037)
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Extraordinary item, loss on
     early retirement of debt                          2,708            -
    Depreciation                                       1,125        3,369
    Amortization of intangible
     assets                                            6,602       13,858
    Amortization of deferred
     financing costs                                     601          680
    Amortization of program rights                     2,736        3,708
    Program payments                                  (2,448)      (2,761)
    Compensation element of stock
     options                                             200          506
    Fair value adjustments of
     interest rate protection
     agreements                                            -        1,082
    Changes in operating assets and
     liabilities, net                                 (1,520)        (933)
                                                   -----------------------
Net cash provided by operating
 activities                                            4,338        6,472

INVESTING ACTIVITIES
Clear Channel Venture payment                              -      (13,031)
Acquisition of stations                             (135,545)      (5,889)
Purchases of property, plant and
 equipment, net                                       (2,598)      (5,328)
Partial payment on relocation of studio                    -       (1,854)
Acquisition costs                                       (469)           -
Other                                                      -          190
Escrow deposit (Buffalo acquisition)                  (5,950)           -
                                                   -----------------------
Net cash (used in) investing activities             (144,562)     (25,912)

FINANCING ACTIVITIES
Financing costs                                       (7,949)        (101)
Issuance of common stock                              74,999          (24)
Proceeds from issuance of long-term debt             170,250       28,500
Payment of long-term debt                            (91,500)      (7,000)
Dividends paid                                             -         (474)
                                                   -----------------------
Net cash provided by financing
 activities                                          145,800       20,901

Increase in cash and cash equivalents                  5,576        1,461
Cash at beginning of period                                2        2,206
                                                   -----------------------

Cash and cash equivalents at end of
 period                                            $   5,578     $  3,667
                                                   =======================
SUPPLEMENTAL CASH FLOW INFORMATION:
Finalization of purchase price                             -     $  1,277
 valuation affecting equipment and FCC
 licenses
Finalization of purchase price                             -          279
 valuation affecting intangibles and
 working capital
Businesses acquired in purchase
 transaction:
    Fair market value of assets acquired           $ 183,420     $ 38,259
    Liabilities assumed                              (13,328)      (4,773)
    Note payable issued to seller                    (34,547)           -
    Issuance of preferred stock                            -      (21,876)
    Issuance of common  stock                              -       (5,721)
                                                   -----------------------
Net cash paid for acquisitions                     $ 135,545     $  5,889
                                                   =======================

See accompanying notes.

                            ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996

1.   SUMMARY OF ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Argyle Television, Inc. ("Company") and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. References herein to the Company include its subsidiaries, unless the context requires otherwise.


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three or nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.


2.   ACQUISITIONS AND OTHER TRANSACTIONS

     On June 11, 1996, the Company acquired KHBS and its S-2 satellite KHOG ("Arkansas Stations"). As consideration, the Company issued (i) 227,654 shares of the Company's Series A Common Stock and (ii) 10,938 shares of the Company's Series A and 10,938 shares of Series B Preferred Stock. (See Note 5.) The Company also paid approximately $5.9 million in cash for certain real estate, a non-competition covenant and affiliated debt associated with this acquisition.


     The acquisition has been accounted for using the purchase method of accounting. The Company has not yet determined the final allocation of the purchase price and, accordingly, the amounts included in the financial statements may differ from the amounts ultimately determined.


     On July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement ("Clear Channel Venture") with Clear Channel Communications, Inc. ("Clear Channel") involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel.

     Under the agreement, Clear Channel will program certain air time, including news programming, on WNAC and will manage the sale of commercial air time on both stations for an initial period of 10 years. The Company and Clear Channel each will receive 50% of the broadcast cash flows generated by the two stations subject to certain adjustments. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996

     In connection with this agreement, the Company paid Clear Channel approximately $13 million.

     Unaudited pro forma results of operations, reflecting combined historical results for WZZM, WAPT, KITV, WGRZ, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture ("Six Stations") as if the acquisitions and the Clear Channel Venture occurred at the beginning of the respective periods are as follows:

                                                    SIX STATIONS
                                           NINE MONTHS ENDED SEPTEMBER 30
                                           ------------------------------
                                               1995             1996
                                           ------------------------------
                                                   (In thousands)

Total revenues                                  $ 52,080         $ 53,115
Loss from continuing operations
 attributable to common shareholders            $(14,062)        $(14,161)
Net loss from continuing operations per
 share attributable to common shareholders      $  (1.24)        $  (1.25)
Weighted average number of shares used
 in calculations                                  11,347           11,347


     The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.   LONG-TERM DEBT

     Under the Old Bank Credit Agreement and its subsequent amendments and restatements and under the terms of the October 1995 Credit Agreement, the Company is required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate. (See Item 2. Liquidity and Capital Resources.)

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996

     Additional information regarding these interest rate protection agreements in effect at September 30, 1996 follows:

                             Notional
                            Amount of      Average       Average
                            Agreements   Receive Rate    Pay Rate    Fair Value
                           -----------------------------------------------------

Interest rate swap
 agreements:
  Fixed rate agreement      $20,000,000   8.00% minus           -    $ 154,353
                                                LIBOR
  Floating rate agreement   $20,000,000   LIBOR minus   8.00% minus  $ (94,706)
                                                8.50%         LIBOR
  Fixed rate agreements     $35,000,000         LIBOR         6.99%  $(684,373)

     In compliance with FASB Statement 119, the fair values of these agreements, net of the proportionate amounts recorded using hedge accounting, are included in other assets and other liabilities.

     The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions. The amount of such exposure is generally the unrecognized gains.

4.   INCOME TAXES

     The Company sustained a net operating loss for tax purposes of approximately $15.35 million in the nine months ended September 30, 1996. Net operating loss carryforwards of approximately $13.35 million and $15.35 million will expire in 2010 and 2011, respectively.

5.   COMMON AND PREFERRED STOCK

     On June 11, 1996, the Company issued 227,654 shares of the Company's Series A Common Stock, 10,938 shares of the Company's newly created Series A Preferred Stock and 10,938 shares of the Company's newly created Series B Preferred Stock in connection with the acquisition of the Arkansas Stations.

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996


     The preferred stock pays a cash dividend at 6.5% annually. Series A Preferred Stock is convertible at the option of the holders into Series A Common Stock of the Company at a conversion price of $35 per share of Series A Common Stock. In the event the holders do not convert the Series A Preferred Stock into shares of Series A Common Stock by June 11, 2001, the Company may redeem such Series A Preferred Stock at its stated value. Series B Preferred Stock is redeemable by the Company at its stated value at any time after June 11, 2001. In the event the Company does not redeem the Series B Preferred Stock by July 11, 2001, then from and after that date, the holders may convert the Series B Preferred Stock into shares of Series A Common Stock at a conversion price equal to the then fair market value of the Series A Common Stock.

6.   RELATED PARTY TRANSACTIONS

     The Company has entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and this shareholder's general partner, ATI General Partner, L.P. ("Partnerships"), under which the Company provides to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the Partnerships are required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three and nine months ended September 30, 1996, the Company recognized total reimbursements of $175,000 and $525,000, respectively under these agreements. Such reimbursements are offset against corporate general and administrative expenses in the accompanying statements of operations.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               -----------------------------------------------------------
               AND RESULTS OF OPERATIONS
               -------------------------

RESULTS OF OPERATIONS

     In January 1995, the Company acquired three television stations -- WZZM, WNAC and WAPT ("Northstar Stations"). The Company acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, the Company acquired KHBS and its S-2 satellite KHOG ("Arkansas Stations"). On July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement ("Clear Channel Venture") with Clear Channel Communications, Inc. ("Clear Channel") involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel. (See Note 2. to the financial statements.)

     The following discussion includes a comparison of 1995 results of operations, which includes the Northstar Stations for the three and nine months ended September 30, 1995, and KITV from June 13 to September 30, 1995 to 1996 results of operations, which includes WZZM, WAPT, KITV and WGRZ for the three and nine months ended September 30, 1996; the Arkansas Stations from June 1 to September 30, 1996; WNAC for the six months ended June 30, 1996; and the Company's share of the Clear Channel Venture for the three months ended September 30, 1996. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

     Total Revenues. Total revenues for the three months ended September 30, 1996 were $17.4 million, as compared to $13.1 million for the three months ended September 30, 1995, an increase of $4.3 million, or 32.7%. The increase in third quarter total revenues can be attributed to the acquisitions of WGRZ in December 1995 and the Arkansas Stations in June 1996, which together increased total revenues by $5.3 million for the 1996 period. WZZM, WAPT and KITV total revenues increased by $0.5 million period to period due to an increase in local advertising sales. These revenue gains were offset by a $1.2 million decrease in total revenues resulting from the method of reporting total revenues from the Clear Channel Venture, which accounts for the Company's share of the Venture's broadcast cash flow as total revenues. Also, the Northstar Stations and KITV experienced a slight decrease in trade and barter revenues.

     Station Operating Expenses. Station operating expenses for the three months ended September 30, 1996 were $9.2 million, as compared to $6.5 million for the three months ended September 30, 1995, an increase of $2.7 million, or 41.9%. The increase was primarily attributable to the acquisitions of WGRZ in December 1995 and the Arkansas Stations in June 1996, which together added $3.4 million to station operating expenses. This was offset by the Clear Channel Venture, which accounts for a $0.7 million decrease in station operating expenses as a result of expenses being netted against total revenues.

     Depreciation and Amortization. Depreciation and amortization of intangible assets for the three months ended September 30, 1996 was $6.5 million, as compared to $3.2 million for the three months ended September 30, 1995, an increase of $3.3 million, or 103.3%. This increase in depreciation and amortization of intangible assets resulted primarily from the write-up of the stations' assets to fair market value upon their acquisition and the inclusion of depreciation and amortization related to WGRZ and the Arkansas Stations during the 1996 period. Also, depreciation and amortization of intangible assets for the Northstar Stations and KITV increased period to period mainly due to fixed asset purchases throughout 1995 and 1996.

     Station Operating Income. Station operating income for the three months ended September 30, 1996 was $0.6 million, as compared to $2.5 million for the three months ended September 30, 1995, a decrease of $1.9 million, or 75.0%. This decrease was primarily attributable to the increase in station operating expenses and depreciation and amortization of intangible assets, which more than offset the increase in total revenues.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses were $1.6 million in the three months ended September 30, 1996, as compared to $0.6 million in the three months ended September 30, 1995, an increase of $1.0 million, or 185.5%. The increase is attributable primarily to incentive compensation. To a lesser extent, the increase is attributable to expenses associated with transaction activities, the acquisition of KITV and WGRZ during 1995, incremental expenses associated with being a new company during 1995 and becoming a public company following the Company's initial public offering of its common stock in October 1995. The Company does not believe the significant increase in third quarter corporate general and administrative expenses will continue into the fourth quarter.

     Non-cash Compensation Expense. Non-cash compensation expense of $0.2 million in the three months ended September 30, 1996 and September 30, 1995 represents stock option compensation expense recorded in compliance with FASB Statement 123.

     Interest Expense, Net. Interest expense, net was $4.7 million for the three months ended September 30, 1996, as compared to $3.1 million for the three months ended September 30, 1995, an increase of $1.6 million, or 55.0%. This increase in interest expense, net was attributable primarily to a larger outstanding debt balance in 1996 than 1995, which was the result of the acquisitions and related financings of KITV, WGRZ, the Arkansas Stations and the Clear Channel Venture. Interest expense, net for the three months ended September 30, 1996 was reduced by $0.1 million, which reflects the change in the fair market value of interest rate protection agreements since June 30, 1996.

     Net Loss. As a result of the factors discussed above, the net loss for the three months ended September 30, 1996 was $5.9 million and for the three months ended September 30, 1995 was $1.3 million.

     Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $7.4 million for the three months ended September 30, 1996 as compared to $5.9 million for the three months ended September 30, 1995, an increase of $1.5 million, or 26.3%. The broadcast cash flow increase resulted primarily from the inclusion of WGRZ and the Arkansas Stations during the 1996 period.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995
----

     Total Revenues. Total revenues for the nine months ended September 30, 1996 were $51.5 million, as compared to $32.1 million for the nine months ended September 30, 1995, an increase of $19.4 million, or 60.5%. The increase in total revenues can be attributed to the acquisitions of KITV in June 1995, WGRZ in December 1995 and the Arkansas Stations in June 1996, which together increased total revenues by $20.9 million for the 1996 period. These revenue gains were offset by a $1.2 million decrease in total revenues resulting from the method of reporting total revenues from the Clear Channel Venture, which accounts for the Company's share of the Venture's broadcast cash flows as total revenues. Also, the Northstar Stations experienced a slight decrease in trade and barter revenues.

     Station Operating Expenses. Station operating expenses for the nine months ended September 30, 1996 were $27.5 million, as compared to $15.8 million for the nine months ended September 30, 1995, an increase of $11.7 million, or 74.2%. The increase was attributable primarily to the inclusion of station expenses for KITV and WGRZ during the entire 1996 period and the Arkansas Stations from June 1 to September 30, 1996. Together these stations added $12.5 million to station operating expenses during the period. This was offset by the Clear Channel Venture, which accounts for a $0.6 million decrease in station operating expenses as a result of expenses being netted against total revenues. Station operating expenses at WZZM and WAPT were slightly lower period to period.

     Depreciation and Amortization. Depreciation and amortization of intangible assets for the nine months ended September 30, 1996 was $17.2 million, as compared to $7.7 million for the nine months ended September 30, 1995, an increase of $9.5 million, or 122.9%. This increase in depreciation and amortization of intangible assets resulted primarily from the write-up of the stations' assets to fair market value upon their acquisition and the inclusion of depreciation and amortization related to KITV and WGRZ during the entire 1996 period and the Arkansas Stations from June 1 to September 30, 1996. Depreciation and amortization of intangible assets for the Northstar Stations only, for the nine months ended September 30, 1996 was $3.8 million, as compared to $3.5 million for the nine months ended September 30, 1995, an increase of $0.3 million, or 8.6%. This increase was attributable primarily to fixed asset purchases at the Northstar Stations throughout 1995 and 1996.

     Station Operating Income. Station operating income for the nine months ended September 30, 1996 was $3.0 million, as compared to $5.8 million for the nine months ended September 30, 1995, a decrease of $2.8 million, or 48.1%.
This decrease was attributable primarily to the increase in station operating expenses and depreciation and amortization of intangible assets, which more than offset the increase in total revenues.

     Corporate General and Administrative Expenses. Corporate general and administrative expenses were $3.5 million for the nine months ended September 30, 1996, as compared to $1.4 million for the nine months ended September 30, 1995, an increase of $2.1 million, or 145.3%. The increase is attributable to incentive compensation, the acquisition of KITV and WGRZ during 1995, incremental expenses associated with being a new company during 1995 and becoming a public company following the Company's initial public offering of its common stock in October 1995.

     Non-cash Compensation Expense. Non-cash compensation expense of $0.5 million for the nine months ended September 30, 1996 and $0.2 million for the nine months ended September 30, 1995 represents stock option compensation expense recorded in compliance with FASB Statement 123.

     Interest Expense, Net. Interest expense, net was $12.0 million for the nine months ended September 30, 1996, as compared to $7.1 million for the nine months ended September 30, 1995, an increase of $4.9 million, or 68.5%. This increase in interest expense, net was attributable primarily to a larger outstanding debt balance in 1996 than 1995, which was the result of the acquisitions and related financings of KITV, WGRZ, the Arkansas Stations and the Clear Channel Venture. Interest expense, net for the nine months ended September 30, 1996, was reduced by $1.1 million, which reflects the change in the fair market value of interest rate protection agreements since December 31, 1995.

     Net Loss. As a result of the factors discussed above, the net loss for the nine months ended September 30, 1996 was $13.0 million, as compared to $5.7 million for the nine months ended September 30, 1995. Also, during the nine months ended September 30, 1995, the company recognized a $2.7 million extraordinary loss related to the amendment and restatement of the Old Bank Credit Agreement.

     Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $21.2 million for the nine months ended September 30, 1996, as compared to $13.8 million for the nine months ended September 30, 1995, an increase of $7.4 million, or 53.2%. The broadcast cash flow increase resulted primarily from the inclusion of KITV and WGRZ during the entire 1996 period and the Arkansas Stations from June 1 to September 30, 1996.

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

     In October 1995, the Company and Chase Manhattan Bank entered into an amendment to the Old Bank Credit Agreement, which comprised the October 1995 Credit

Agreement (as subsequently amended, the "October 1995 Credit Agreement"). The October 1995 Credit Agreement established a senior secured credit facility in the committed amount of $215.0 million. During August 1996, in accordance with provisions established by the October 1995 Credit Agreement, the Company reduced the committed amount of the facility to $50.0 million. As of September 30, 1996, there was an $21.5 million outstanding balance under the October 1995 Credit Agreement. The Company may borrow amounts under the October 1995 Credit Agreement from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

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

     In October 1995, the Company issued $150.0 million of its 9 3/4% Senior Subordinated Notes due 2005 (the "Notes"). Interest on the Notes is payable semi-annually, and no principal payments on the Notes are due prior to their maturity on November 1, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2000 at specified redemption prices. The annual interest expense associated with the Notes is $14.6 million.

     Capital expenditures for 1995 were $3.8 million and are $5.4 million through September 30, 1996. Capital expenditures are anticipated to be approximately $6.5 million in 1996, including up to $3.0 million in 1996 to be incurred in connection with the relocation of KITV's studio. This does not include a $1.9 million deposit made towards the construction of the new studio for KITV, which is expected to be completed during the fourth quarter of 1997.

     The Company anticipates that its operating cash flow, together with amounts available to it under the October 1995 Credit Agreement, will be sufficient to finance the operating requirements of the stations, debt service requirements and anticipated capital expenditures for the Company for both the next 12 months and the foreseeable future.

INCOME TAXES

     The Company has net operating loss carryforwards of approximately $13.35 million and $15.35 million which will expire in 2010 and 2011, respectively.
The operations of the Company and its subsidiaries will be included in a consolidated federal income tax return filed by the Company. In accordance with the terms of a tax sharing agreement among the Company and its subsidiaries, the Company's federal income tax liability will be computed as if the Company were filing a separate return. To date, the Company has not paid any material amount of income taxes.

RECENT DEVELOPMENTS


     On August 12, 1996, the Company announced that it was exploring strategic alternatives to achieve for the Company's station group the benefits of the television broadcast industry's current consolidation. Since this announcement, the Company has had--and continues to have--discussions with various third parties about strategic alliances and other alternatives; but, to date, no agreements have been reached regarding any transaction. The Company intends to continue to explore strategic alternatives that would best serve the Company and its shareholders.

PART II   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS - Not Applicable
               -----------------

     ITEM 2.   CHANGES IN SECURITIES - Not Applicable
               ---------------------

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

                   Exhibit 27     Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Argyle Television, Inc.
                                   ---------------------------------------------
                                   Registrant



November 8, 1996                   By:  /s/ Harry T. Hawks
----------------                        ----------------------------------------
Date                                    Harry T. Hawks, Chief Financial Officer,
                                          Assistant Secretary and Treasurer
                                          (Principal Financial Officer)


November 8, 1996                   By:  /s/ Teresa D. Lopez
----------------                        ----------------------------------------
Date                                    Teresa D. Lopez, Controller and
                                          Assistant Secretary
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------

Exhibit 27         Financial Data Schedule