Form 10-K405
period 1996-12-31
ARGYLE TELEVISION INC
filed 1997-03-31
CIK 949536

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from ______ to _______

                        Commission file number 0-27000

                            ARGYLE TELEVISION, INC.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         74-2717523
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

200 CONCORD PLAZA, SUITE 700, SAN ANTONIO, TEXAS           78216
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (210) 828-1700

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Series A Common Stock, par value $.01 per share
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 20, 1997, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the Nasdaq National Market, was approximately $100,150,000.

Shares of Common Stock outstanding at March 20, 1997: 11,346,914 shares. (Consisting of 4,010,914 shares of Series A Common Stock, 36,000 shares of Series B Common Stock and 7,300,000 shares of Series C Common Stock.)

================================================================================

                                    PART I
                                    ------

ITEM 1.   BUSINESS.
--------  ---------

     Argyle Television, Inc., a Delaware corporation (together with its direct and indirect subsidiaries, referred to herein as the "Company" or "Argyle"), owns and operates six network-affiliated television stations in diverse markets in the United States. In 1995, the Company completed the acquisition of five stations: WGRZ-TV, the NBC affiliate in Buffalo, New York ("WGRZ" or the "Buffalo Stations"); WZZM-TV, the ABC affiliate in Grand Rapids, Michigan ("WZZM"); WNAC-TV, the Fox affiliate in Providence, Rhode Island ("WNAC"); KITV-TV, the ABC affiliate in Honolulu, Hawaii, together with its satellite stations KMAU-TV in Wailuku, Hawaii, KHVO-TV in Hilo, Hawaii and TV translator K51BB in Lihue, Hawaii (such Hawaii stations referred to collectively as "KITV" or the "Hawaii Stations"); and WAPT-TV, the ABC affiliate in Jackson, Mississippi ("WAPT").

     On June 11, 1996, the Company completed the acquisition of KHBS-TV and its S-2 satellite KHOG-TV, which serve as ABC affiliates in Fort Smith and Fayetteville, Arkansas, respectively (such Arkansas stations referred to collectively as "KHBS" or the "Arkansas Stations"), from Sigma Broadcasting, Inc. ("Sigma"). The acquisition was accomplished through the merger of Sigma into KHBS Argyle Television, Inc., a newly created, wholly-owned subsidiary of the Company. Pursuant to the merger, the Company issued to the Sigma stockholders (i) 227,654 shares of the Company's Series A Common Stock and (ii) shares of newly created preferred stock of the Company having a stated value $20,876,000. The Company also paid an additional $4 million, $3 million of which was paid in cash and the balance of which was paid in shares of newly created preferred stock, for certain real estate associated with the Arkansas Stations and for a non-competition covenant in connection with this acquisition.

     Effective July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement with Clear Channel Communications, Inc. ("Clear Channel") relating to WNAC and WPRI-TV, the CBS affiliate in Providence, Rhode Island, which is owned by Clear Channel. Under the agreement (the "Clear Channel Venture"), Clear Channel programs certain air time, including news programming, on WNAC and manages the sale of commercial air time on both stations for an initial period of 10 years. The Company and Clear Channel each receive 50% of the broadcast cash flows generated by WNAC and WPRI subject to certain adjustments. In connection with this agreement the Company paid Clear Channel approximately $13 million. See "--Federal Regulation of Television Broadcasting."

     On November 20, 1996, the Company entered into a definitive agreement with Gannett Co. (the "Gannett Swap") Inc. ("Gannett") to exchange WZZM and WGRZ for Gannett's WLWT-TV, the NBC affiliate in Cincinnati, Ohio ("WLWT"), and KOCO-TV, the ABC affiliate in Oklahoma City, Oklahoma ("KOCO"). Gannett also received $20 million in additional consideration from the Company. The Company completed this transaction on January 31, 1997.

     On August 12, 1996, the Company announced that it was exploring strategic alternatives to achieve the benefits of the current consolidation in the television broadcast industry. After discussions with various third parties about strategic alliances and other alternatives, on March 26, 1997 Argyle entered into a definitive agreement with The Hearst Corporation ("Hearst") to combine the broadcasting division of Hearst with and into Argyle. The agreement has been approved by the boards of directors of both companies and is expected to be submitted to Argyle shareholders for approval in August or September. Argyle Television Investors, L.P., Television Investment Partners, L.P. and Argyle Television Partners, L.P. and certain other shareholders, which collectively own approximately two-thirds of the shares of Argyle common stock outstanding, have agreed to vote the Argyle shares they hold in favor of the transaction.

     As a result of the combination, Argyle will remain a public company and will be renamed Hearst-Argyle Television, Inc. Upon consummation of the transaction, Argyle shareholders will receive, at the election of each shareholder and subject to certain proration mechanisms, (i) $26.50 per share in cash; (ii) one share of Series A Common Stock of Hearst-Argyle Television; or
(iii) a "mixed consideration" of $13.25 in cash and one-half share of Series A Common Stock of Hearst-Argyle Television. Shareholders electing the mixed consideration will not be subject to proration while shareholders electing all-cash and all-stock will be subject to proration if the aggregate cash election by all Argyle shareholders (including the cash portion of the mixed consideration elections) is more than $159.7 million or less than $100 million.

     The transaction, which is also subject to FCC and other regulatory approvals, will result in Hearst receiving shares of Series B Common Stock of Hearst-Argyle Television, which will give Hearst in excess of 80% of the common equity to be outstanding and the right to elect a majority of the Board of Directors. Current Argyle shareholders who do not cash out entirely will hold Series A Common Stock representing the balance of the common equity to be outstanding and entitling the holders to elect at least two directors to the Board.

     Argyle's six television stations will be combined with six television stations owned by Hearst, together with certain other related assets. The television stations to be owned and managed by Hearst-Argyle Television will reach approximately 11.6% of U.S. television households and, other than Disney/ABC, Hearst-Argyle Television will own more ABC-affiliated television stations than any other television station group owner.

     The Hearst television stations to become part of Hearst-Argyle are WCVB, the ABC affiliate in Boston, MA; WTAE, the ABC affiliate in Pittsburgh, PA; WBAL, the NBC affiliate in Baltimore, MD; KMBC, the ABC affiliate in Kansas City, MO; WISN, the ABC affiliate in Milwaukee, WI; and WDTN, the ABC affiliate in Dayton, OH. Under current FCC regulations, Argyle's WNAC in Providence, RI, would have to be divested because of an overlap with Hearst's WCVB in Boston, MA, and Hearst's WDTN in Dayton, OH, would have to be divested because of an overlap with Argyle's WLWT in Cincinnati, OH.

     For the year ended December 31, 1996 (pro forma for the transactions), these 12 stations had combined net revenues of $369.0 million ($284.8 million from the Hearst stations and $84.2 million from the Argyle stations), and broadcast cash flow of $160.0 million ($122.0 million from the Hearst stations and $38.0 million from the Argyle stations).

More detailed information about the Hearst/Argyle combination will be provided in the proxy statement/prospectus, which will be prepared in connection with the Argyle shareholder meeting later this year to approve the transaction.

     The Company was incorporated in Delaware in August 1994 to engage in the television broadcast business and related businesses. For purposes of this annual report, WLWT, KOCO, WNAC, the Hawaii Stations, WAPT, and the Arkansas Stations are referred to herein as the "Stations." For each Station other than WLWT and KOCO, the Company has a direct subsidiary (the "License Subsidiary") that holds the Station's Federal Communications Commission ("FCC") license. Each License Subsidiary owns all of the capital stock of a subsidiary, which in turn holds substantially all of the operating assets relating to the applicable FCC license and Station. All of the assets of WLWT and KOCO, including their FCC licenses, are held in a single subsidiary.

THE STATIONS


     The following table sets forth certain general information for the Stations and the markets they serve.


                                                   DMA        Network    Channel/
Market Area                               Station  Rank(a)  Affiliation  Frequency
-----------                               -------  ------   -----------  ---------
Cincinnati, OH                             WLWT      29        NBC         5/VHF
Oklahoma City, OK                          KOCO      43        ABC         5/VHF
Providence, RI                             WNAC      47        Fox        64/UHF
Honolulu, HI                               KITV      69        ABC         4/VHF
Jackson, MS                                WAPT      90        ABC        16/UHF
Fort Smith/Fayetteville, AR                KHBS     118        ABC       40/29/UHF

--------------
   (a) Ranking of DMA served by the Station among all DMAs is measured by the number of television households based on A.C. Nielsen Company ("Nielsen") estimates for the 1996-1997 broadcast season.

     The current affiliation agreements with WLWT, KOCO, WNAC, KITV, WAPT and KHBS expire on September 29, 2000, January 2, 2000, October 31, 1998, January 2, 2005, March 6, 2005 and July 1, 1998, respectively. The affiliation agreement at WNAC with Fox may be terminated by Fox upon 90 days advance notice. In addition, the affiliation agreement between WNAC and Fox provides that the network may terminate the agreement upon 60 days notice if the network or an entity related to the network acquires a television broadcast station licensed within the Station's market.

TELEVISION INDUSTRY

     Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, there is a limited number of channels available for broadcasting in any one geographic area, and the license to operate a television station is granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VH only receivers and the expansion of cable television systems have, however, reduced the VHF signal advantage.

     Television station revenues are derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio or tower rental and commercial production activities. Advertising rates are set based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season.

     All television stations in the country are grouped into approximately 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. Nielsen, a national audience measuring service, periodically publishes data on estimated audiences for the television stations in the various markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of households using television actually viewing the station (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Each specific geographic market is called a designated market area, or DMA, by Nielsen. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are utilized. Other than for WLWT in Cincinnati, Ohio, which is a metered market, all of the Stations operate in markets where only weekly diaries are used.

     Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years; however, Fox has evolved into the fourth major network, even though it produces seven hours less of prime time programming, it ranks number two in the key adult category of 18-49. In addition, UPN and the Warner Brothers Network have been launched as television networks.

     The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments ("network compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that would have otherwise been offered to local television stations. In addition, a television station may acquire programming through barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying either a reduced fee or no fee for such programming.

     In contrast to a station affiliated with a network, a fully independent station purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. The independent station, however, may retain its entire inventory of advertising time and all of the revenues obtained therefrom.

     Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues because network-affiliated stations competed only with each other in local markets. Beginning in the 1980s, this level of dominance began to change as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services.

     Cable television systems were first installed in significant numbers in the 1970s and were initially used primarily to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels amounting to more than a fraction of any of the major broadcast networks. The advertising share of cable networks has increased during the 1970s, 1980s and 1990s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising. According to the November 1996 Nielsen reports, cable penetration in each of the Cincinnati, Oklahoma City, Providence, Honolulu, Jackson and Fort Smith television markets is approximately 62%, 63%, 76%, 87%, 60% and 66%, respectively, compared to approximately 65% for the United States as a whole.

     The Company believes that the market shares of television stations affiliated with ABC, NBC and CBS declined during the 1980s and 1990s primarily because of the emergence of Fox and certain strong independent stations and because of increased cable penetration. In addition, there has been substantial growth in the number of home satellite dish receivers and VCRs, which has further expanded the number of programming alternatives for household audiences.

     Broadcast television stations compete for advertising revenues with other broadcast television stations and with the print media, radio stations and cable system operators serving the same market. Additional competitors for advertising revenues include a variety of other media, including direct marketing. Traditional network programming, and recently Fox programming, each has generally achieved higher audience levels than syndicated programs aired by independent stations. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not for advertising dollars.

FEDERAL REGULATION OF TELEVISION BROADCASTING

     Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and, impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

     The process for renewal of broadcast station licenses as set forth under the Communications Act has undergone significant change as a result of the Telecommunications Act of 1996 (the "1996 Act"). Prior to the passage of the 1996 Act, television broadcasting licenses generally were granted or renewed for a period of five years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the 1996 Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The 1996 Act requires renewal of a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and, (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Under the 1996 Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

     The main station licenses of WLWT, KOCO, WNAC, WAPT and KHBS (including its satellite station KHOG) will expire on October 1, 1997, June 1, 1998, April 1, 1999, June 1, 1997 and June 1, 1997, respectively. The main station licenses of KITV (including its satellite stations KMAU and KHVO) will expire on February 1, 1999. Applications for renewal of the licenses for WAPT and KHBS (including its satellite station KHOG) are pending at the FCC. Petitions to deny the renewal applications are due on or before May 1, 1997. The Company is not aware of any facts or circumstances that would prevent the renewal of the licenses for the Stations at the end of the respective license terms.

     The Communications Act, FCC rules and regulations and the 1996 Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. On a local basis, FCC rules currently allow an individual entity to have an attributable interest in only one television station in a market. Furthermore, FCC rules, the Communications Act or both generally prohibit an individual or entity from having an attributable interest, or cross-ownership, in a television station and in a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. The FCC has instituted proceedings for the possible relaxation of certain of its rules regulating television station ownership, certain types of cross-ownership and the standards used to determine what types of interests are considered to be attributable under its rules. Among the proposals under consideration is whether to deem as attributable certain television local marketing agreements and, if deemed attributable, the extent to which currently effective agreements of this type should be exempted from any new FCC rules. Such attribution could implicate local television ownership rules that currently prohibit an entity from having an attributable interest in two stations serving the same market and could have a material effect on the Joint Marketing and Programming Agreement between the Company and Clear Channel. In addition, pursuant to the 1996 Act, the FCC (i) has eliminated the 12-station national limit for TV station ownership and increased the national audience reach limitation from 25% to 35% and (ii) is in the process of conducting a rulemaking proceeding to determine whether the local television cross-ownership rule should be retained, modified or eliminated.

     The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. The 1996 Act, however, eliminated the restrictions on aliens being directors and officers of broadcast licensees or of entities holding interests in broadcast licensees. The FCC is considering the adoption of rules to institute closed captioning of video signals and the institution of a TV ratings system as mandated by the 1996 Act.

     The FCC has reduced significantly its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has also adopted rules to implement the Children's Television Act of 1990, which, among other matters, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines effectively requiring television stations to broadcast an average of three hours per week of children's educational programming commencing in September 1997.

     The FCC eliminated effective August 30, 1996 the prime time access rule ("PTAR"), which limited the ability of television stations within the 50 largest markets that are affiliated with ABC, CBS or NBC to broadcast network programming (including syndicated programming previously broadcast over a network) during prime time hours. Also, the FCC has eliminated its rules that restricted the ability of ABC, CBS and NBC to obtain financial interests in, or participate in syndication of, prime-time entertainment programming created by independent producers for airing during the networks' evening schedules. Additionally, in January 1996 the Supreme Court refused to review lower court decisions that upheld the FCC's restrictions on the broadcast of indecent material and also upheld the agency's policy of imposing substantial monetary sanctions on repeat offenders of the indecency rules.

     The FCC also has adopted regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which regulates, among other matters, signal carriage, retransmission consent and equal employment opportunity requirements. Certain provisions of the 1992 Cable Act, including provisions respecting carriage by cable systems of local television stations, are the subject of pending judicial review proceedings. In February 1996, the Supreme Court agreed to review a lower court decision upholding the "must carry" provisions of the 1992 Cable Act, and a decision is expected to be issued during the first half of 1997. The 1996 Act modifies the 1992 Cable Act in several important respects. In addition to matters relating to broadcast ownership, the 1996 Act, among other things, repealed the cross-ownership ban between cable and telephone entities and the FCC's video dialtone rules. The 1996 Act also repealed the limitations on cross-ownership of broadcast network and cable entities and the statutory prohibition on TV/cable cross-ownership. These provisions, among others, allow for significant involvement in the future by telephone companies in providing video services.

     The FCC has proposed the adoption of rules for implementing advanced television ("ATV") service in the United States. Implementation of digital ATV will improve the technical quality of television signals receivable by viewers and will provide broadcasters the flexibility to offer new services, including high-definition television ("HDTV"), simultaneous multiple programs of standard definition television ("SDTV") and data broadcasting. The FCC is expected to release a final plan during the first half of 1997. As currently proposed, the FCC will assign all existing television licensees and permitees a second channel on which to provide ATV simultaneously with their current analog television broadcast. After a period of years (the 1992 proposal was for 15 years, although that period of time is under review in the pending FCC proceeding) broadcasters would be required to cease analog television broadcast service, return the analog channel and broadcast only with the newer digital ATV technology. The FCC has proposed auctioning certain spectrum currently allocated to broadcasting for other uses.

     Over the course of the ATV debate, several United States Senators have indicated that they would favor authorizing the FCC to auction the second channels as opposed to assigning them directly to existing broadcasters. Such authority could be contained in budget legislation or a stand-alone spectrum law. Although the Company believes the FCC will authorize ATV in the United States, the Company cannot predict precisely when or under what conditions such authorization might be given, when analog television broadcasts will be required to cease or the overall effect the transition to ATV might have on the Company's business.

     The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, the 1996 Act, the 1992 Cable Act or the related regulations and policies of the FCC. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its business.

EMPLOYEES

     As of February 28, 1997, the Stations had 601 full-time and part-time employees, of which WLWT accounted for 166 employees; KOCO for 117 employees; WNAC for 2 employees; KITV for 124 employees; WAPT for 77 employees; and KHBS for 115 employees. There are a total of 134 employees (84 at WLWT and 50 at KITV) represented by three different unions, the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers and the National Association of Broadcast Employees and Technicians. The Company also employs 16 individuals who are not employees of the Stations. The Company believes that its employee relationships are satisfactory.


ITEM 2.  PROPERTIES
-------  ----------

     The Company's principal executive offices are located at 200 Concord Plaza, Suite 700, San Antonio, Texas 78216. The Company leases approximately 9,110 square feet of space in San Antonio under a lease agreement that expires April 30, 1999. The Company also leases approximately 3,240 square feet of space for its corporate office in Los Angeles under a lease that expires December 31, 1998.

     Each Station's real properties generally include owned or leased offices, studios, transmitter sites and antenna sites. Typically, offices and main studios are located together, while transmitters and antenna sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 1996. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

                                                                OWNED
                                                                 OR     APPROXIMATE        EXPIRATION
 STATION/PROPERTY LOCATION         USE                         LEASED      SIZE             OF LEASE
---------------------------  ----------------                  ------   ------------       ----------
WLWT                         Office and studio                 Leased     60,000 sq. ft.      2039
 Cincinnati, Ohio            Tower                              Owned     4.2 acres            --


KOCO                         Office, studio and tower           Owned     85 acres             --
 Oklahoma City, OK

WNAC                         Office, studio and tower           Owned     33 acres             --
 Rehobeth, Massachusetts

KITV(a)                      Office and studio                 Leased     14,500 sq. ft.        1/1/98
 Honolulu, Hawaii            Transmission tower site           Leased     130 sq. ft.          12/31/06

 Hilo, Hawaii                Tower and retransmission site     Leased     300 sq. ft.           9/30/06

 Wailuku, Hawaii             Tower and retransmission site     Leased    0.8 acres              3/1/97

WAPT                         Office, studio and                 Owned     25 acres                --
   Jackson, Mississippi      transmission tower site

KHBS
 Fort Smith, Arkansas        Office and studio                  Owned    35,000 sq. ft.           --
                             Transmission tower site            Owned     5 acres                 --

 Fayetteville, Arkansas      Office and studio                  Owned    15,000 sq. ft.           --
                             Transmission tower site            Owned     5 acres                 --

--------------

(a)  KITV plans to move to a new studio in 1997.

ITEM 3.  LEGAL PROCEEDINGS
-------  ------------------

     From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     Not applicable.


                                 PART II
                                 -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     Of the Company's 50,000,000 shares of authorized Common Stock, 35,000,000 shares are designated as Series A Common Stock, 200,000 shares are designated as Series B Common Stock and 14,800,000 shares are designated as Series C Common Stock. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock are entitled to vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. Except as required by Delaware law, the Series C Common Stock has no voting rights. With respect to any election of directors, (i) the holders of the shares of Series B Common Stock are entitled to vote separately as a class to elect a majority of the Company's Board of Directors (the "Series B Directors") and (ii) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect the balance of the Company's Board of Directors (the "Series A Directors"). Only the holders of the Series A Common Stock voting as a class may remove any Series A Director, and any Series A Director so removed may be replaced only by the remaining Series A Directors or, if there are no remaining Series A Directors, by the holders of the Series A Common Stock voting separately as a class. Similarly, only the holders of the Series B Common Stock voting as a class may remove any Series B Director, and any Series B Director so removed may be replaced only by the remaining Series B Directors or, if there are no remaining Series B Directors, by the holders of the Series B Common Stock voting separately as a class. If no shares of Series A Common Stock are issued and outstanding at any given time, then the holders of shares of Series B Common Stock will elect all of the Company's directors. Conversely, if no shares of Series B Common Stock are issued and outstanding, then the holders of shares of Series A Common Stock will elect all of the Company's directors, subject to obtaining the FCC's prior consent.

     The holder of each share of Series B and Series C Common Stock may convert such share into one fully paid and nonassessable share of Series A Common Stock subject to the terms and conditions set forth in the Company's Certificate of Incorporation. Additional authorized shares of Series A Common Stock may be issued at any time and additional shares of Series C Common Stock may be issued upon the exercise of options therefore.

     The Company has 1,000,000 shares of authorized Preferred Stock. The Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). The Preferred Stock pays a cash dividend at 6.5% annually. The Series A Preferred Stock, which currently comprises 50% of the issued and outstanding Preferred Stock, is convertible at the option of the holders into Series A Common Stock of the Company at a conversion price of $35 per share of Series A Common Stock. In the event the holders do not convert the Series A Preferred Stock into shares of Series A Common Stock by June 11, 2001, the Company may redeem such Series A Preferred Stock at its stated value. The Series B Preferred Stock, which comprises the other 50% of the issued and outstanding Preferred Stock, is redeemable by the Company at its stated value at any time after June 11, 2001. In the event the Company does not redeem Series B Preferred Stock by July 11, 2001, then from and after that date the holders may convert such Series B Preferred Stock into shares of Series A Common Stock at a conversion price equal to the then fair market value of the Series A Common Stock. In connection with the acquisition by the Company of the Arkansas Stations, on June 11, 1996 the Company sold to the Sigma stockholder (i) 227,654 shares of the Company's Series A Common Stock and (ii) shares of newly created preferred stock of the Company having a stated value of $20,876,000 without registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to exemption from registration afforded by Section 4(2) of the Securities Act or the rules and regulations promulgated thereunder. The preferred stock pays a cash dividend at 6.5% annually, and 50% of the preferred stock, designated as Series A Preferred Stock, is convertible at the option of the holders into Series A Common Stock of the Company at a conversion price of $35 per share of Series A Common Stock. In the event the holders do not convert the Series A Preferred Stock into shares of Series A Common Stock by June 11, 2001, the Company may redeem such Series A Preferred Stock at its stated value. The other 50% of the preferred stock, designated as Series B Preferred Stock, is redeemable by the Company at its stated value at any time after June 11, 2001. In the event the Company does not redeem the Series B Preferred Stock by July 11, 2001, then from and after that date the holders may convert the Series B Preferred Stock into share of Series A Common Stock at a conversion price equal to the then fair market value of the Series A Common Stock.

     All of the outstanding shares of Series B Common Stock are held by Argyle Television Partners, L.P., a Delaware limited partnership ("ATP"), which was formed by Bob Marbut, Blake Byrne, Ibra Morales, Harry T. Hawks (the "Management Stockholders") and Robert J. Owen. Shares of Series B Common Stock may not be transferred to any person other than one or more of the Management Stockholders or Mr. Owen or any entity controlled by one or more of the Management Stockholders or Mr. Owen. Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions set forth in the Certificate of Incorporation and applicable securities law limitations.

     Shares of the Company's Series A Common Stock are traded on the Nasdaq National Market System under the trading symbol "ARGL." There is no established trading market for the Company's Series B Common Stock or its Series C Common Stock.

     The table below sets forth for the fiscal quarters indicated the reported high and low sale prices of the Company's Series A Common Stock as reported on the Nasdaq National Market.

                                                 Price Range of Common Stock
                                                 ---------------------------
                                                     High           Low
                                                     ----           ---
  FISCAL 1995
  Fourth Quarter (beginning October 24, 1995)       $18 1/4       $15 1/2

  FISCAL 1996
  First Quarter                                     $23           $17
  Second Quarter                                    $27           $19 1/2
  Third Quarter                                     $29 1/4       $22
  Fourth Quarter                                    $28 3/4       $23 3/4

     On March 20, 1997, the closing price for the Company's Series A Common Stock as reported on the Nasdaq National Market was $27.75, and the approximate number of stockholders of record of the Series A Common Stock at the close of business on such date was 151. On March 20, 1997, there was one holder of record of shares of the Company's Series B Common Stock and two holders of record of shares of the Company's Series C Common Stock.

     The Company has not paid any dividends on its Common Stock since inception and does not expect to pay any dividends on its Common Stock in the foreseeable future. The Company's existing credit agreement and the indenture relating to the Company's Senior Subordinated Notes due 2005 (the "Notes") prohibit the Company from paying dividends on the Common Stock unless certain conditions are met. In addition, substantially all of the Company's assets are pledged to secure its obligations under the Company's existing credit agreement.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical financial data for the years ended December 31, 1992, 1993 and 1994 have been derived from the audited combined financial statements of WZZM, WNAC and WAPT (the "Northstar Stations" or the "Predecessor") acquired by the Company effective January 4, 1995. The historical financial data for the years ended December 31, 1995 and 1996 has been derived from the audited consolidated financial statements of the Company. The pro forma consolidated financial data for the year ended December 31, 1996, has been prepared as if the acquisition of the Arkansas Stations, acquired by the Company effective June 1, 1996; the Clear Channel Venture, which occurred effective July 1, 1996; and the Gannett Swap, which occurred effective January 31, 1997 had been completed at the beginning of the year presented. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.


                                                    Year Ended December 31
                                               ---------------------------------          The Company           The Company
                                                     Predecessor Historical                Historical            Pro forma
                                               ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1992       1993       1994       1995(A)       1996(B)        1996(C)
Total revenues                                    $ 27,103    $28,440    $34,538    $ 46,944      $ 73,294        $ 84,243
Station operating expenses                          13,209     14,295     16,430      23,603        37,639          41,772
Write-down of intangible assets                     25,500          -          -           -             -               -
Amortization of program rights                       4,670      3,876      3,600       3,961         4,725           5,225
Depreciation and amortization                        3,511      2,884      3,126      12,294        23,965          26,075
                                               ---------------------------------------------------------------------------
Station operating income (loss)                    (19,787)     7,385     11,382       7,086         6,965          11,171
Corporate expenses                                     786      1,174      1,103       2,324         4,285           4,285
Non-cash compensation expense                            -          -          -         675           675             675
                                               ---------------------------------------------------------------------------
Operating income (loss)                            (20,573)     6,211     10,279       4,087         2,005           6,211
Interest expense, net                                7,849      5,885      4,745      12,052        16,566          18,119
                                               ---------------------------------------------------------------------------
Income (loss) from continuing
   operations before income taxes                  (28,422)       326      5,534      (7,965)      (14,561)        (11,908)
Income taxes                                             -        301        170           -             -               -
                                               ---------------------------------------------------------------------------
Income (loss) from continuing                      (28,422)        25      5,364      (7,965)      (14,561)        (11,908)
Cumulative effect of a change in accounting
 principle(d)                                            -       (213)         -           -             -               -
Extraordinary item(e)                                    -          -       (774)     (7,842)            -               -
                                               ---------------------------------------------------------------------------

Net income (loss)                                 $(28,422)   $  (188)   $ 4,590    $(15,807)     $(14,561)       $(11,908)
                                               =================================

Less preferred stock dividends (f)                                                         -          (829)         (1,422)
                                                                                ------------------------------------------

Loss applicable to common Stock                                                     $(15,807)     $(15,390)       $(13,330)
                                                                                ==========================================

Loss per common share                                                                 $(1.25)       $(1.37)         $(1.17)
Number of shares used in per share
   calculation                                                                         6,388        11,246          11,347
OTHER DATA:
Broadcast cash flow(g)                            $  9,577    $ 9,868    $14,223    $ 20,440      $ 31,889        $ 37,800
Broadcast cash flow margin(h)                        35.3%      34.7%      41.2%       43.5%         43.5%           44.3%
Operating cash flow(i)                            $  8,791    $ 8,694    $13,120    $ 18,116      $ 27,604        $ 33,515
Operating cash flow margin(j)                        32.4%      30.6%      38.0%       38.6%         37.7%           39.2%
Capital expenditures                              $    669    $ 1,136    $   701    $  3,767      $  6,633        $  6,356
Program payments                                  $  4,317    $ 4,277    $ 3,885    $  2,901      $  3,766        $  4,671

BALANCE SHEET DATA (AT YEAR END):
Cash and cash equivalents                         $    196    $    93    $ 1,313    $  2,206      $    949        $    736
Total assets                                        79,079     76,015     78,575     291,141       328,608         356,974
Total debt (including current portion)              66,635     63,235     42,670     150,000       171,500         191,500
Stockholders' equity (deficit)(k)                   (3,078)    (3,440)    24,513     116,293       129,152         144,082

See footnotes on following page.

NOTES TO SELECTED FINANCIAL DATA

(a) Includes the results of operations of Argyle Television, Inc., the results of operations of the acquired Northstar Stations for the full period, the results of operations of the Hawaii Stations from June 13, 1995, and the results of operations of the Buffalo Station from December 5, 1995.
(b) Includes the results of Argyle Television, Inc., the results of operations of the acquired Arkansas Stations from June 1, 1996 and the Clear Channel Venture from July 1, 1996.
(c) Gives effect to the acquisition of the Arkansas Stations, the Clear Channel Venture and the Gannett Swap and the financing thereof as if all such transactions had occurred at the beginning of the year presented. The acquisitions are being accounted for using the purchase method of accounting.
(d) Represents the cumulative effect of the adoption of SFAS No. 109, Accounting for Income Taxes.
(e) Represents the write-offs of unamortized financing costs due to early extinguishment of bank debt.
(f) Dividends associated with Preferred Stock related to the acquisition of the Arkansas Stations.
(g) Broadcast cash flow is defined as station operating income (loss), plus depreciation and amortization and write down of intangible assets, plus amortization of program rights, minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(h) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage.
(i) Operating cash flow is defined as operating income (loss), plus depreciation and amortization, write down of intangible assets, and amortization of program rights, minus program payments, plus non-cash compensation expense. Operating cash flow is presented here not as a measure of operating results, but rather as a measure of debt service ability. Operating cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
(j) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage.
(k) The Company has not paid any dividends on its Common Stock since inception. (See footnote (f) above.)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

RESULTS OF OPERATIONS

     Except as otherwise specifically indicated, the following discussion is based on (i) the historical combined financial statements for the year ended December 31, 1994, included elsewhere herein of the Northstar Stations, which do not reflect the capital structure of the Company or the effect of the acquisitions of the Northstar Stations, Hawaii Stations or Buffalo Station by the Company, (ii) the historical consolidated financial statements of the Company for the year ended December 31, 1995, which includes the Northstar Stations for the full year, the Hawaii Stations for the period from June 13, 1995 to December 31, 1995, the Buffalo Station for the period from December 5, 1995 through December 31, 1995 and a fee relating to the management of the Buffalo Station by the Company from June 1995 through December 4, 1995, (the management agreement terminated upon acquisition of the Buffalo Station) and
(iii) the historical consolidated financial statements of the Company for the year ended December 31, 1996, which includes WZZM, WAPT, the Hawaii Stations and the Buffalo Station for the full year; the Arkansas Stations from June 1, 1996 to December 31, 1996; WNAC for the six months ended June 30, 1996; and the Company's share of the Clear Channel Venture for the six months ended December 31, 1996. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

     The Company's acquisition of the Northstar Stations, the Hawaii Stations, the Buffalo Station and the Arkansas Stations were accounted for using the purchase method of accounting with the total purchase price allocated to the assets and liabilities acquired based upon their respective fair values. As a result, the Company's expenses for depreciation and amortization are in excess of historical levels for the Northstar Stations, the Hawaii Stations, the Buffalo Station and the Arkansas Stations.

     The results of operations of the Company, as compared with the historical results of operations of the Predecessor, will be significantly affected by the impact of the acquisitions of the Northstar Stations, the Hawaii Stations, the Buffalo Station, the Arkansas Stations and the Clear Channel Venture, and the impact of interest charges on the Company's indebtedness.

     Set forth below are the principal types of television revenues and related agency and national sales representative commissions for the Company's six Stations, including WAPT, WNAC, KITV, KHBS, WLWT and KOCO, on a combined historical full-year basis for the periods indicated and the percentage contribution of each to the total revenues. The information included in the table below does not include certain pro forma adjustments reflected in pro forma financial information set forth elsewhere herein.


                                     YEAR ENDED DECEMBER 31
                   -------------------------------------------------------
                       1994       %       1995       %       1996       %
                                  (dollars in thousands)
Revenues:
Local/Regional(a)    $ 53,334    57.9%  $ 56,546    58.1%  $ 56,620   56.5%
National(b)            27,309    29.7%    30,785    31.7%    28,904   28.8%
Network
  Compensation(c)       1,845     2.0%     3,054     3.1%     3,525    3.5%
Political(d)            4,279     4.6%       789     0.8%     5,082    5.1%
Barter(e)               3,212     3.5%     4,118     4.2%     3,153    3.2%
Other                   2,103     2.3%     2,054     2.1%     2,948    2.9%
                     --------   -----   --------   -----   --------   ----
                       92,082   100.0%    97,346   100.0%   100,232    100%
Agency and Sales
  Representative
  Commissions(f)      (13,054)           (13,637)           (14,670)
                     --------           --------           --------
Total Revenues       $ 79,028           $ 83,709           $ 85,562
                     ========           ========           ========

See footnote explanations on following page.

(a)  Represents sale of advertising time to local and regional advertisers.
(b)  Represents sale of advertising time to national advertisers.
(c)  Represents payment by the networks for broadcasting network programming.
(d)  Represents sale of advertising time to political advertisers.
(e) Represents value of commercial time exchanged for syndicated programs (barter) and commercial time exchanged for goods and services (trade outs).
(f) Represents commissions paid to local and national advertising agencies and to national sales representatives.

Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

     Total revenues. Total revenues in the year ended December 31, 1996 were $73.3 million, as compared to $46.9 million in the year ended December 31, 1995, an increase of $26.4 million or 56.3%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 explains approximately $26.9 million of the increase in total revenues. In addition, WZZM experienced an increase of $2.6 million in total revenues, which was due to an increase in trade and barter revenues and an increase in local revenues and national political revenues. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounts for a $3.1 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

     Station operating expenses. Station operating expenses in the year ended December 31, 1996 were $37.6 million, as compared to $23.6 million in the year ended December 31, 1995, an increase of $14.0 million or 59.3%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 explains approximately $15.3 million of the increase in station operating expenses. In addition, WZZM experienced a $1.0 million increase in trade and barter expenses, which was offset by a decrease in other operating expenses at WZZM and WAPT of $0.3 million. This was offset by the Clear Channel Venture, which accounts for a $2.0 million decrease in station operating expenses as a result of WNAC expenses being eliminated, and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

     Amortization of program rights. Amortization of program rights in the year ended December 31, 1996 were $4.7 million, as compared to $4.0 million in the year ended December 31, 1995, an increase of $0.7 million or 17.5%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 explains approximately $1.2 million of the increase in amortization of program rights. This was offset by the Clear Channel Venture, which accounts for a $0.5 million decrease in amortization of program rights as a result of WNAC amortization being eliminated, and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

     Depreciation and amortization. Depreciation and amortization of intangible assets was $24.0 million in the year ended December 31, 1996, as compared to $12.3 million in the year ended December 31, 1995, an increase of $11.7 million or 95.1%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 and the write-up of fixed assets and intangible assets to fair market value at their respective dates of acquisition explains approximately $10.5 million of the increase in depreciation and amortization expense. In addition, there was an increase in amortization of approximately $0.7 million related to the 1996 amortization of the Clear Channel Venture deferred charge, included in other assets.

     Station operating income. Station operating income in the year ended December 31, 1996 was $7.0 million, as compared to $7.1 million in the year ended December 31, 1995, a decrease of $0.1 million or 1.4%. The station operating income decrease was primarily attributable to a disproportionate increase in depreciation and amortization as compared to the increase in total revenues.

     Corporate general and administrative expenses. Corporate general and administrative expenses were $4.3 million for the year ended December 31, 1996, as compared to $2.3 million for the year ended December 31, 1995, an increase of $2.0 million or 87.0%. The increase was primarily attributable to incentive compensation, expenses associated with transaction activities, the acquisition of KITV and WGRZ during 1995, incremental expenses associated with being a new company during 1995 and becoming a public company following the Company's initial public offering of its common stock in October 1995.

     Non-cash compensation expense. Non-cash compensation expense of $0.7 million during both 1996 and 1995, represents stock option expense recorded in compliance with FASB Statement 123.

     Interest expense, net. Interest expense, net was $16.6 million in the year ended December 31, 1996, as compared to $12.1 million in the year ended December 31, 1995, an increase of $4.5 million or 37.2%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1996 than in 1995, which was the result of the acquisitions and related financings of the Arkansas Stations, the Clear Channel Venture and the issuance of the Notes in October 1995. Interest income was $1.0 million in the year ended December 31, 1995. This represents the interest earned on cash temporarily invested prior to the acquisition of the Buffalo Station. Interest income in the year ended December 31, 1996 was $0.08 million.

     Extraordinary item. The Company incurred an extraordinary loss of $7.8 million in 1995. This extraordinary loss resulted from a refinancing of the Company's senior bank debt in June 1995 and in October 1995. These refinancings resulted in a write-off of all unamortized financing costs associated with the senior bank debt incurred in connection with the acquisition of the Northstar Stations in January 1995 and the Hawaii Stations in June 1995.

     Net loss. Net loss was $14.6 million in the year ended December 31, 1996, as compared to $15.8 million in the year ended December 31, 1995, a decrease of $1.2 million. This decrease was attributable to the items discussed above.

     Broadcast Cash Flow. Broadcast cash flow was $31.9 million in the year ended December 31, 1996, as compared to $20.4 million in the year ended December 31, 1995, an increase of $11.5 million or 56.4%. The broadcast cash flow increase resulted primarily from the acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996. Broadcast cash flow margin remained constant between years at 43.5%.


Year Ended December 31, 1995 (The Company)
Compared to Year Ended December 31, 1994 (Predecessor)

     Total revenues. Total revenues in the year ended December 31, 1996 were $46.9 million, as compared to $34.5 million in the year ended December 31, 1994, an increase of $12.4 million or 35.9%. Excluding revenues in 1995 from KITV and WGRZ and a management fee relating to WGRZ, none of which contributed to total revenues in 1994, total revenues in the year ended December 31, 1995 were $35.6 million, which is a $1.1 million or a 3.2% increase over 1994. During 1995, the Northstar Stations experienced an increase in network compensation of $0.2 million or 30.5%, an increase in non-political advertising of $1.8 million or 5.3% and a decrease in political revenues of $1.1 million or 78.6%.

     Station operating expenses. Station operating expenses in the year ended December 31, 1995 were $23.6 million, as compared to $16.4 million in the year ended December 31, 1994, an increase of $7.2 million or 43.9%. Excluding station operating expenses in 1995 from KITV and WGRZ, neither of which contributed to station operating expenses in 1994, station operating expenses in the year ended December 31, 1995, were $18.4 million, which is a $2.0 million or 12.2% increase over 1994. The Northstar Stations incurred certain non-recurring expenses relating to their acquisition by the Company during 1995, which totaled $0.7 million. Also, the Northstar Stations trade and barter expenses increased by $0.6 million or 13.3% during 1995 over 1994. This was attributable to higher programming spot rates and increased trade activity in certain markets.

     Amortization of program rights. Amortization of program rights in the year ended December 31, 1995 were $4.0 million, as compared to $3.6 million in the year ended December 31, 1994, an increase of 0.4 million or 11.1%. Excluding amortization of program rights in 1995 attributable to KITV and WGRZ of $0.4 million, amortization of program rights would have been $3.6 million, which is consistent with 1994.

     Depreciation and amortization. Depreciation and amortization of intangible assets was $12.3 million in the year ended December 31, 1995, as compared to $3.1 million in the year ended December 31, 1994, an increase of $9.2 million or 296.8%. Excluding depreciation and amortization of intangible assets in 1995 attributable to KITV and WGRZ of $2.5 million, depreciation and amortization of intangible assets would have been $9.8 million which is a $6.7 million or a 216.1% increase over 1994. This increase in depreciation and amortization of intangible assets resulted primarily from the write-up to fair market value of the Northstar Stations' assets upon their acquisition. Also, this increase was attributable to additions of plant and equipment during 1995 and 1994, the depreciation of which either began or had a full year effect in 1995.

     Station operating income. Station operating income in the year ended December 31, 1995 was $7.1 million, as compared to $11.4 million in the year ended December 31, 1994, a decrease of $4.3 million or 37.7%. The station operating income decrease was primarily attributable to a disproportionate increase in depreciation and amortization.

     Corporate general and administrative expenses. Corporate general and administrative expenses were $2.3 million for the year ended December 31, 1995, as compared to $1.1 million for the year ended December 31, 1994, an increase of $1.2 million or 109.1%. In 1994, the corporate expenses were attributable to and reflected the organizational structure of the seller of the Northstar Stations, which allocated corporate expenses to properties other than the Northstar Stations.

     Non-cash compensation expense. Non-cash compensation expense of $0.7 million during 1995, represents stock option expense recorded in compliance with FASB Statement 123.

     Interest expense, net. Interest expense, net was $12.0 million in the year ended December 31, 1995, as compared to $4.7 million in the year ended December 31, 1994, an increase of $7.3 million or 155.3%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1995 than in 1994, which was the result of the acquisitions and related financings of the Northstar Stations, the Hawaii Stations and the Buffalo Station and the sale of the Notes in October 1995. In addition, $1.5 million of interest expense was incurred related to the Company's interest rate protection agreements. Interest income was $1.0 million in the year ended December 31, 1995. This represents the interest earned on cash temporarily invested prior to the acquisition of the Buffalo Station. Interest income in the year ended December 31, 1994 was $.017 million.

     Extraordinary item. The Company incurred an extraordinary loss of $7.8 million in 1995. This extraordinary loss resulted from a refinancing of the Company's senior bank debt in June 1995 and in October 1995. These refinancings resulted in a write-off of all unamortized financing costs associated with the senior bank debt incurred in connection with the acquisition of the Northstar Stations in January 1995 and the Hawaii Stations in June 1995. In 1994, the Predecessor recorded an extraordinary loss of $0.8 million, representing the write-off of all unamortized financing costs associated with superseded financing arrangements.

     Net income (loss). Net loss was $15.8 million in the year ended December 31, 1995, as compared to net income of $4.6 million in the year ended December 31, 1994, a decrease of $20.4 million. This decrease was attributable to the items discussed above.

     Broadcast Cash Flow. Broadcast cash flow was $20.4 million in the year ended December 31, 1995, as compared to $14.2 million in the year ended December 31, 1994, an increase of $6.2 million or 43.7%. The broadcast cash flow increase resulted from the acquisition of KITV and WGRZ and the management fee relating to WGRZ. Broadcast cash flow margin increased to 43.5% in 1995 from 41.2% in 1994. Excluding broadcast cash flow for KITV and WGRZ and excluding the WGRZ management fee, none of which contributed to broadcast cash flow during 1994, broadcast cash flow for 1995 was $14.6 million an increase of $0.4 million or 2.8%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are current cash balances, cash flow from operations and borrowing capacity under an existing bank credit agreement. Including the Company's initial public offering of its Series A Common Stock in October 1995 and the November 1995 exercise by the underwriters of such offering of an over-allotment option, the Company has received $131.2 million in net equity capital contributions since inception.

     In October 1995, the Company and Chase Bank entered into an amendment to the Company's bank credit agreement existing at that time (the "Old Bank Credit Agreement"), which comprises the "New Bank Credit Agreement." The New Bank Credit Agreement establishes a senior secured credit facility in the principal amount of $215.0 million. During August 1996, in accordance with provisions established by the New Bank Credit Agreement, the Company reduced the committed amount of the facility to $50.0 million. Upon completion of the Gannett Swap in January 1997, the Company amended and restated its New Bank Credit Agreement providing up to $65.0 million of borrowing capacity of which $20.0 million outstanding was borrowed to fund the cash payment to Gannett. As of December 31, 1996, there was $21.5 million outstanding under the New Bank Credit Agreement. There was no outstanding balance as of December 31, 1995. The Company may borrow amounts under the New Bank Credit Agreement from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

     Under the terms of the Old Bank Credit Agreement and its subsequent amendments and restatements, including the New Bank Credit Agreement, the Company was required to enter into Interest Rate Protection Agreements covering approximately 50% of its floating rate debt. Accordingly, the Company, in compliance with its covenant obligations, entered into various appropriate swap and cap agreements in February 1995. In response to subsequent acquisition and financing transactions, modifications were made to the underlying agreements. See Notes 2 and 4 to the Company's audited consolidated financial statements included herein.

     In October 1995, the Company issued $150,000,000 of 9 3/4% Senior Subordinated Notes due 2005. Interest on the Notes is payable semi-annually, and no principal payments on the Notes are due prior to their maturity on November 1, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2000 at specified redemption prices. The annual interest expense associated with the Notes is $14.6 million.

     Capital expenditures were $3.8 million in 1995 and $6.6 million in 1996. The Company expects to incur approximately $9.3 million in 1997 related to the purchase of a new all digital studio for KITV, of which $1.8 million was escrowed in 1996.

     The Company anticipates that its operating cash flow, together with amounts available to it under the New Bank Credit Agreement, will be sufficient to finance the operating and working capital requirements of the Stations, the Company's debt service requirements and anticipated capital expenditures for Company for both the next 12 months and the foreseeable future thereafter.

RECENT ACCOUNTING PRONOUNCEMENT

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of (Statement 121), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and the effect of adoption was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------


                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

ARGYLE TELEVISION, INC.

Report of Independent Auditors............................................  20
Consolidated Balance Sheets as of December 31, 1995
   and 1996...............................................................  21
Consolidated Statements of Operations for the Period from Inception
   (August 5, 1994) through December 31, 1994 and for the Years Ended
   December 31, 1995 and 1996.............................................  23
Consolidated Statements of Stockholders' Equity for the Period from
   Inception (August 5, 1994) through December 31, 1994 and for the
   Years Ended December 31, 1995 and 1996.................................  24
Consolidated Statements of Cash Flows for the Period from Inception
   (August 5, 1994) through December 31, 1994 and for the Years Ended
   December 31, 1995 and 1996.............................................  25
Notes to Consolidated Financial Statements................................  27

NORTHSTAR STATIONS (THE PREDECESSOR)

Report of Independent Auditors............................................  39
Combined Statement of Operations for the Year Ended December 31, 1994.....  40
Combined Statement of Changes in Stockholder's Equity for the Year
   Ended December 31, 1994................................................  41
Combined Statement of Cash Flows for the Year Ended December 31, 1994.....  42
Notes to Combined Financial Statements....................................  43

REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
ARGYLE TELEVISION, INC.

We have audited the accompanying consolidated balance sheets of Argyle Television, Inc. as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from inception (August 5, 1994) through December 31, 1994 and for each of the two years in the period ended December 31, 1996. Our audits also included the Financial Statement Schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argyle Television, Inc. at December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the period from inception (August 5, 1994) through December 31, 1994 and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1995, the Company changed its method of accounting for stock-based compensation.


                                                Ernst & Young LLP



February 12, 1997, except for the second paragraph of Note 11, as to which the date is March 26, 1997.

San Antonio, Texas

                            ARGYLE TELEVISION, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                    DECEMBER 31, 1995   DECEMBER 31, 1996
                                                    -----------------   -----------------
ASSETS
Current assets:
 Cash and cash equivalents                           $      2,205,538    $        948,942
 Accounts receivable, net of allowance
  for doubtful accounts of $133,202 and
  $169,302 in 1995 and 1996,                               11,362,007          14,936,522
  respectively


 Barter program rights                                      5,102,072           5,911,936
 Program rights                                             4,611,266           3,933,777
 Other                                                      1,139,357           1,894,607
                                                    -----------------   -----------------
Total current assets                                       24,420,240          27,625,784

Property, plant and equipment:
 Land, building and improvements                           11,183,900          17,135,311
 Broadcasting equipment                                    18,065,680          21,126,534
 Office furniture, equipment and other                      4,900,490           5,523,611
 Construction in progress                                     817,426           2,357,016
                                                    -----------------   -----------------
                                                           34,967,496          46,142,472
 Less accumulated depreciation                             (2,333,494)         (6,929,110)
                                                    -----------------   -----------------
                                                           32,634,002          39,213,362
Intangible assets:
 FCC licenses                                             112,634,500         126,008,807
 Network affiliation agreements                           107,125,714         121,272,207
 Other                                                     10,494,789          12,763,936
                                                    -----------------   -----------------
                                                          230,255,003         260,044,950
 Less accumulated amortization                             (9,880,092)        (28,189,527)
                                                    -----------------   -----------------
                                                          220,374,911         231,855,423
Other assets:
 Deferred acquisition and financing
  costs, net of accumulated
  amortization of $839,049 and
  $1,050,748 in 1995 and 1996,
  respectively                                              6,250,335           5,788,169


 Barter program rights, noncurrent                          2,249,230           5,333,383
 Program rights, noncurrent                                 3,299,284           3,580,012
 Other                                                      1,912,576          15,212,015
                                                    -----------------   -----------------
                                                           13,711,425          29,913,579
                                                    -----------------   -----------------


Total assets                                         $    291,140,578    $   $328,608,148
                                                    =================   =================

                            ARGYLE TELEVISION, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                  DECEMBER 31, 1995   DECEMBER 31, 1996
                                                  -----------------   -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   1,792,291       $   1,001,479
   Accrued liabilities                                  5,226,933           5,611,662
   Barter program rights payable                        5,270,081           6,775,940
   Program rights payable                               3,658,425           4,251,491
   Other                                                  646,919             867,530
                                                  -----------------   -----------------
Total current liabilities                              16,594,649          18,508,102

Barter program rights payable                           2,249,230           5,333,383
Program rights payable                                  3,649,559           3,609,897
Long-term debt                                        150,000,000         171,500,000
Other liabilities                                       2,354,290             504,742

Stockholders' equity:
    Series A preferred stock, 10,938
     shares issued and outstanding in 1996                     --                 109
    Series B preferred stock, 10,938
     shares issued and outstanding in 1996                     --                 109
    Series A common stock, par value
     $.01 per share, 35,000,000 shares
     authorized, 3,619,260 and
     3,846,914 shares issued and
     outstanding in 1995 and 1996,
     respectively                                          36,193              38,469
    Series B common stock, par value
     $.01 per share, 200,000 shares
     authorized, 200,000 shares issued
     and outstanding                                        2,000               2,000
    Series C common stock, par value
     $.01 per share, 14,800,000 shares
     authorized, 7,300,000 shares
     issued and outstanding                                73,000              73,000
   Additional paid-in capital                         132,038,544         159,455,134
   Retained earnings (deficit)                        (15,856,887)        (30,416,797)
                                                  -----------------   -----------------
Total stockholders' equity                            116,292,850         129,152,024


                                                  -----------------   -----------------
Total liabilities and stockholders' equity          $ 291,140,578       $ 328,608,148
                                                  =================   =================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                       PERIOD FROM INCEPTION
                                         (AUGUST 5, 1994)
                                             THROUGH
                                         DECEMBER 31, 1994     YEAR ENDED         YEAR ENDED
                                                            DECEMBER 31, 1995  DECEMBER 31, 1996
                                       -------------------  -----------------  -----------------

Total revenues                              $               $   46,944,342      $  73,293,966

Station operating expenses                                      23,603,454         37,638,657
Amortization of program rights                                   3,961,262          4,724,621
Depreciation and amortization                                   12,294,317         23,964,988
                                       -------------------  -----------------  -----------------
Station operating income                                         7,085,309          6,965,700

Corporate general and administrative
 expenses                                         49,624         2,323,673          4,285,347

Non-cash compensation expense                                      674,569            674,569

Operating income (loss)                         (49,624)         4,087,067          2,005,784
                                       -------------------  -----------------  -----------------
Interest expense, net                                           12,052,509         16,565,694
                                       -------------------  -----------------  -----------------
Loss before extraordinary item                  (49,624)        (7,965,442)       (14,559,910)

Extraordinary item, loss on early
 retirements of debt                                            (7,841,821)
                                       -------------------  -----------------  -----------------

Net loss                                        (49,624)       (15,807,263)       (14,559,910)
Less preferred stock dividends                                                       (829,465)
                                       -------------------  -----------------  -----------------
Loss applicable to common stock             $               $                   $ (15,389,375)
                                       ===================  =================  =================

Loss per common share:
 Loss before extraordinary item             $               $        (1.25)     $       (1.37)
 Extraordinary item                                                  (1.22)
                                       -------------------  -----------------  -----------------
 Loss per common share                      $               $        (2.47)     $       (1.37)
                                       ===================  =================  =================
Weighted average number of common
 shares outstanding                                              6,388,101         11,246,149
                                       ===================  =================  =================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     ADDITIONAL        RETAINED
                                               COMMON    PREFERRED     PAID-IN         EARNINGS
                                               STOCK      STOCK       CAPITAL         (DEFICIT)         TOTAL
                                            --------------------------------------------------------------------
BALANCES AT INCEPTION (AUGUST 5, 1994)        $     -    $     -      $         -    $         -    $          -

Issuance of 100 shares of voting common
 stock for cash*                                    1          -              999              -           1,000

Net loss                                            -          -                -        (49,624)        (49,624)
                                            --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                       1          -              999        (49,624)        (48,624)
Issuance of 199,900 shares of voting
 common stock for cash*                         1,999          -        1,997,001              -       1,999,000

Issuance of 7,300,000 shares of Series
 C common stock for cash                       73,000          -       72,927,000              -      73,000,000

Issuance of 3,619,260 shares of Series
 A common stock for cash                       36,193          -       56,280,977              -      56,317,170

Capital contribution of equipment                   -          -          157,998              -         157,998
Compensation element of stock options               -          -          674,569              -         674,569
Net loss                                            -          -                -    (15,807,263)    (15,807,263)
                                            --------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                 111,193          -      132,038,544    (15,856,887)    116,292,850

Issuance of stock in connection with
 the acquisition of the Arkansas
 Stations:  Series A common stock -
 227,654 shares; Series A preferred
 stock - 10,938 shares; Series B
 preferred stock - 10,938 shares                2,276        218       27,571,486              -      27,571,486

Compensation element of stock options               -          -          674,569              -         674,569
Dividends paid on preferred stock                   -          -         (829,465)             -        (829,465)
Net loss                                            -          -                -    (14,559,910)    (14,559,910)
                                            --------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1996                $113,469       $218     $159,455,134   $(30,416,797)   $129,152,024
                                            ====================================================================

* Converted into Series B Common Stock during 1995


See accompanying notes.

                            ARGYLE TELEVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                               PERIOD FROM
                                INCEPTION
                                (AUGUST 5,
                              1994) THROUGH          YEAR ENDED DECEMBER 31
                               DECEMBER 31,          ----------------------
                                   1994              1995             1996
                             --------------------------------------------------
OPERATING ACTIVITIES
Net loss                        $(49,624)       $ (15,807,263)    $(14,559,910)
   Adjustments to
    reconcile net loss to
    net cash provided by
    operating activities:
   Extraordinary item,
    loss on early
    retirement of debt                 -            7,841,821                -

   Depreciation                      202            2,333,292        4,672,093
   Amortization of
    intangible assets                  -            9,961,025       19,292,895
   Amortization of
    deferred financing
    costs                              -              839,049          899,241
   Amortization of program
    rights                             -            3,961,262        4,724,621
   Program rights payments             -           (2,901,208)      (3,765,683)
   Provision for doubtful
    accounts                           -               69,914          234,963
   Compensation element of
    stock options                      -              674,569          674,569
   Fair value adjustments
    of interest rate
    protection agreements              -            1,038,764       (1,150,616)

   Changes in operating
    assets and liabilities:
     Accounts receivable               -           (3,192,612)      (1,900,070)
     Other assets                                     237,630           66,769
     Accounts payable and
      accrued liabilities              -            3,376,808       (1,179,587)
     Other liabilities            50,072           (1,573,972)      (1,066,245)
                             --------------------------------------------------
NET CASH PROVIDED BY                 650            6,859,079        6,943,040
 OPERATING ACTIVITIES

INVESTING ACTIVITIES
Payments made on clear
 channel venture agreement             -                    -      (13,526,887)

Acquisition of stations                          (233,738,747)      (5,889,477)
Purchases of property,
 plant and equipment, net              -           (3,762,465)      (6,633,156)
Partial payment on
 relocation of studio                  -                    -       (1,855,455)
Acquisition costs                      -                    -         (839,539)
                             --------------------------------------------------
Net cash used in investing
 activities                            -         (237,501,212)     (28,744,504)

FINANCING ACTIVITIES
Financing costs                        -           (13,923,589)       (125,667)
Issuance of common stock           1,000           131,316,170
Proceeds from issuance of
 senior subordinated debt              -           150,000,000               -
Proceeds from issuance of
 long-term debt                        -           170,250,000      31,500,000
Payment of long-term debt              -          (204,796,560)    (10,000,000)
Preferred dividends paid               -                     -        (829,465)
                             --------------------------------------------------
Net cash provided by
 financing activities              1,000           232,846,021      20,544,868
                             --------------------------------------------------

Increase (decrease) in
 cash and cash equivalents         1,650             2,203,888      (1,256,596)
Cash and cash equivalents
 at beginning of period                -                 1,650       2,205,538
                             --------------------------------------------------

Cash and cash equivalents
 at end of period               $  1,650         $   2,205,538    $    948,942
                             ==================================================

                            ARGYLE TELEVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)


                                PERIOD FROM
                                 INCEPTION
                              (AUGUST 5, 1994)
                                  THROUGH            YEAR ENDED DECEMBER 31
                             DECEMBER 31, 1994        1995             1996
                           ----------------------------------------------------

SUPPLEMENTAL CASH FLOW
 INFORMATION:
Capital contribution of
 equipment                   $          -          $    157,998   $

Businesses acquired in
 purchase transaction:
     Fair market value of
       assets acquir                    -           282,928,893     38,259,261
     Liabilities assumed                -           (14,643,586)    (4,772,840)
     Note payable issued
       to seller                        -           (34,546,560)
     Issuance of
       preferred stock                  -                     -    (21,876,000)
     Issuance of
       common  stock                    -                     -     (5,720,944)
                             -------------------------------------------------
Net cash paid for
 acquisitions                $                     $233,738,747    $ 5,889,477
                             ==================================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995 AND 1996


1. NATURE OF OPERATIONS

   Argyle Television, Inc. (the Company) owns and operates six network-affiliated television stations in geographically diverse markets in the United States. Four of the stations are affiliates of the American Broadcasting Companies (ABC), one station is an affiliate of the National Broadcasting Company, Inc. (NBC), and one station is an affiliate of the Fox Broadcasting Company (Fox). The Company operates in one business segment, commercial television broadcasting. See Note 3 for information regarding an exchange of stations effected subsequent to December 31, 1996.

2.  SUMMARY OF ACCOUNTING POLICIES AND USE OF ESTIMATES

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

CASH EQUIVALENTS

   All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

ACCOUNTS RECEIVABLE

   Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically diverse customers, individually small balances and short payment terms.

PROGRAM RIGHTS

   Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Costs are amortized based on the number of showings or license period. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

BARTER AND TRADE TRANSACTIONS

   Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the programming for broadcast. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the program, merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1995 and 1996 were $5,483,965 and $6,922,726, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 1995 and 1996 were $5,419,832 and $7,011,319, respectively, and are included in station operating expenses.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


2.  SUMMARY OF ACCOUNTING POLICIES AND USE OF ESTIMATES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment is recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings - 25 to 39 years; broadcasting equipment - five to seven years; office furniture, equipment and other - five years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

INTANGIBLE ASSETS

   Intangible assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated lives as follows: FCC licenses and network affiliation agreements - 15 years; other intangible assets - two to five years.

INCOME TAXES

   Income taxes are provided using the liability method in accordance with FASB Statement No. 109.

EARNINGS PER SHARE

   Earnings per common share is computed using the weighted average number of shares of common stock outstanding. Common stock equivalents are excluded as they are anti-dilutive.

STOCK-BASED COMPENSATION

   During the fourth quarter of 1995, the Company adopted FAS Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123), in accounting for its employee stock options and elected to use the fair value method in accounting for its stock-based compensation plan. Previously, the Company had followed the provisions of APB No. 25. The effect of adopting FAS 123 was to increase the 1995 net loss by $474,569.

INTEREST RATE AGREEMENTS

   The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts of interest-rate swap agreements in excess of the principal amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded as an adjustment to interest expense.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


2.  SUMMARY OF ACCOUNTING POLICIES AND USE OF ESTIMATES (CONTINUED)

   Written options to enter into interest rate swap agreements are recorded as an other asset or other liability with changes in fair value recorded as an adjustment to interest expense.

   The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates. The interest-rate cap of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its borrowings. Payments to be received as a result of the specified interest rate index exceeding the cap rate are accrued in other assets and are recognized as a reduction to interest expense. The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction to interest expense. Any notional amounts of agreements in excess of borrowings expected to be outstanding during their terms would be marked to market, with changes in market value recorded as an adjustment to interest expense.

DEFERRED ACQUISITION AND FINANCING COSTS

   Acquisition costs are capitalized and included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

   Certain prior-year amounts have been reclassified to conform with the current-year presentation.


3.  ACQUISITIONS

   In August 1994, the Company entered into an acquisition agreement with NTG, Inc. relating to the acquisition of WZZM, Grand Rapids, Michigan; WNAC, Providence, Rhode Island; and, WAPT, Jackson, Mississippi (the Northstar Stations).

   On January 4, 1995, the Company acquired the Northstar Stations for approximately $108 million in cash. In addition, the Company agreed to certain working capital adjustments and to assume certain state income tax liabilities of $1.7 million. Fees and expenses associated with the acquisition approximated $2.5 million.

   During January 1995, the Company entered into an asset purchase agreement with Tak Communications, Inc., debtor in possession, relating to the acquisition of WGRZ, Buffalo, New York (the Buffalo Station); and KITV, Honolulu; KMAU, Wailuku; KHVO, Hilo; and, TV Translator K51BB, Lihue, Hawaii (the Hawaii Stations) in two closings for an aggregate consideration of $146 million.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


3.  ACQUISITIONS (CONTINUED)

   On June 13, 1995, the Company acquired the Hawaii Stations for approximately $16.5 million in cash and a note issued to the seller for $34.5 million, which was paid in December 1995. Fees and expenses associated with this acquisition were approximately $800,000.

   On December 5, 1995, the Company acquired the Buffalo Station for $91 million in cash. Under the terms of the acquisition agreement, the Company also made a supplemental payment to the seller of $4 million in cash as a result of the closing of both the Hawaii Stations and the Buffalo Station. Such additional consideration has been allocated to the assets acquired in the purchases of the Hawaii Stations and the Buffalo Station. Fees and expenses associated with the Buffalo acquisition were approximately $3.0 million. During 1996, there was a change in the Buffalo Station purchase price valuation, which affected equipment and FCC license by approximately $1.3 million.

   On June 11, 1996, the Company acquired KHBS, Fort Smith, Arkansas, and its S-2 satellite KHOG, Fayetteville, Arkansas, (the Arkansas Stations). As consideration, the Company issued 227,654 shares of the Company's Series A Common Stock, 10,938 shares of the Company's Series A Preferred Stock and 10,938 shares of the Company's Series B Preferred Stock valued at approximately $27.6 million. The Company also paid approximately $5.9 million in cash for certain real estate, a non-competition convenant and affiliated debt associated with this acquisition. During the last part of 1996, there was a change in the Arkansas Stations purchase price valuation, which affected intangibles and other liabilities by approximately $2.3 million.

   These acquisitions have been accounted for as purchases and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and liabilities assumed has been allocated to identifiable intangible assets including FCC licenses and network affiliation agreements. The consolidated financial statements include the results of operations of the acquired stations since the date of the respective acquisitions.

   Effective July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement (the Clear Channel Venture) with Clear Channel Communications, Inc. (Clear Channel) involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel. Under the agreement, Clear Channel will program certain air time, including news programming, on WNAC and will manage the sale of commercial air time on both stations for an initial period of 10 years. The Company and Clear Channel each will receive 50% of the broadcast cash flows generated by the two stations subject to certain adjustments. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues. In connection with this agreement, the Company paid Clear Channel approximately $13 million, which is included in other non-current assets and is being amortized using the straight line method over the initial term of the contract.

   In November 1996, the Company entered into a definitive agreement (the Gannett Swap) with Gannett Co., Inc. (Gannett) to swap the Company's WZZM and WGRZ for Gannett's WLWT, the NBC affiliate in Cincinnati, Ohio, and KOCO, the ABC affiliate in Oklahoma City, Oklahoma. In connection with this transaction, the Company agreed to pay Gannett $20 million in additional consideration, funded by borrowings under the Company's credit agreement. This transaction closed on January 31, 1997.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


3.  ACQUISITIONS (CONTINUED)

   Unaudited pro forma results of operations, reflecting combined historical results for WZZM, WAPT, KITV, WGRZ, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture as if all transactions had occurred at the beginning of the respective periods presented are as follows:

                                                  YEAR ENDED DECEMBER 31
                                                   1995            1996
                                               ----------------------------
Total revenues                                 $ 72,315,000    $ 75,646,000
Loss from continuing operations                $(14,587,000)   $(15,163,000)
 applicable to common stock

Loss from continuing operations per            $      (1.29)   $      (1.34)
 share applicable to common stock
Pro forma weighted average number of             11,346,914      11,346,914
 shares used in calculations

   Giving effect to the Gannett Swap discussed above, unaudited pro forma results of operations reflecting combined historical results for WAPT, KITV, WLWT, KOCO, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture; as if all transactions had occurred at the beginning of the respective periods presented are as follows:

                                               YEAR ENDED DECEMBER 31
                                                1995            1996
                                            ----------------------------
Total revenues                              $ 79,683,000    $ 84,243,000
Loss from continuing operations
 applicable to common stock                 $(19,346,000)   $(13,330,000)

Loss from continuing operations per
 share applicable to common stock           $      (1.70)   $      (1.17)
Pro forma weighted average number of
 shares used in calculations                  11,346,914      11,346,914

   The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

4.    LONG-TERM DEBT

Long-term debt at December 31, consists of the following:

                                               1995           1996
                                           ------------   ------------
Bank Credit Agreement dated October 27,
 1995:
     Revolving credit facility             $              $ 21,500,000
     Senior Subordinated Notes              150,000,000    150,000,000
     Less current maturities                          -              -
                                           ---------------------------
                                           $150,000,000   $171,500,000
                                           ===========================

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


4. LONG-TERM DEBT (CONTINUED)

BANK CREDIT AGREEMENT

   In June 1995, the Company amended and restated an existing credit agreement. In October 1995, the agreement was again amended. The unamortized deferred financing costs related to these agreements were written off and are reflected as an extraordinary loss in 1995. Under the terms of the October 1995 amended and restated Bank Credit Agreement (the October 1995 Credit Agreement), the Company was able to borrow up to $215.0 million under a Senior Secured Reducing Revolving Credit Facility that on December 31, 1999 converted in part to a term loan facility. Borrowings under the revolving credit facility bear interest at a floating rate. During August 1996, in accordance with provisions established by the October 1995 Credit Agreement, the Company reduced the committed amount of the facility to $50 million. (See Note 11. Subsequent Events.) The final maturity of the term loan is December 31, 2002.

   Substantially all of the assets of the Company and its subsidiaries are pledged or mortgaged as collateral under the October 1995 Credit Agreement. The October 1995 Credit Agreement imposes various conditions, restrictions and limitations on the Company and its subsidiaries, including those that substantially restrict the payment of dividends and transactions with affiliates. To the extent the Company generates free cash flow in excess of fixed charges (or "excess cash flow"), the Company is required to make an annual prepayment on its outstanding debt in an amount equal to 66.7% of such excess cash flow from the preceding fiscal year.

SENIOR SUBORDINATED NOTES

   In October 1995, the Company issued $150,000,000 of senior subordinated notes (the Notes). The Notes are due in 2005 and bear interest at 9 3/4% payable semi-annually. The Notes are general unsecured obligations of the Company. In addition, the indenture governing the Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. At December 31, 1996, the fair value of the Notes approximated their carrying value.

INTEREST RATE RISK MANAGEMENT

   Under terms of the December 1994 Credit Agreement (or Old Credit Agreement) and its subsequent amendments and restatements, the Company is required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate.

   Accordingly, the Company, in compliance with its covenant obligations, entered into two interest rate swap agreements in February 1995 with two different counterparties that effectively fixed the interest rate at approximately 7.9% on $35 million of its borrowings then outstanding until January 1997.

   With a portion of the proceeds of the Company's initial public offering in October 1995, the Company paid off its borrowings under the October 1995 Credit Agreement. As a result and in anticipation of future borrowings under the October 1995 Credit Agreement, in recognition of the continuing obligation to maintain interest rate risk protection agreements, and in order to defer the benefit of existing agreements and to minimize current cash outlays, the Company modified its interest rate management strategy accordingly. During 1995, the Company terminated one of its two existing interest rate swap agreements for a fee of $439,722 and entered into an additional interest rate swap agreement with another counterparty that, in substance, offset the existing agreement.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


4.  LONG-TERM DEBT (CONTINUED)

   The fee for this additional interest rate swap agreement was $560,755. In addition, the Company wrote two options that gave the option holder the right to enter into two interest rate swap agreements with the Company during May and June 1996. Option premiums for these two options were $1,000,477. The option holder exercised these options in May and June 1996, effectively fixing the Company's interest rate at approximately 7% on $35 million of its borrowings until June 1999.

   Additional information regarding these interest rate protection agreements in effect at December 31, 1996 follows:

                                                     AVERAGE      AVERAGE     ESTIMATED
                                  NOTIONAL AMOUNT  RECEIVE RATE  PAY RATE     FAIR VALUE
                                  ------------------------------------------------------
Interest rate swap agreements:
  Fixed rate agreement              $20,000,000       LIBOR       7.01%       $(488,064)
  Fixed rate agreement              $15,000,000       LIBOR       6.98%       $(361,159)

   The fair value of the non-hedged portion of these agreements, $327,800, is included in other liabilities at December 31, 1996.

   The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions.

   At the closing of the acquisition of the Hawaii Stations, the Company issued a $34.5 million note to the seller (Hawaii note) as part of the purchase price. The Company paid this note in full, plus accrued interest, on December 5, 1995, in connection with the closing of the Buffalo Station acquisition.

   Interest expense net, for the years ended December 31, 1995 and 1996 consists of the following:

                                              1995          1996
                                           -------------------------
Interest on borrowings:
 Bank credit agreements                    $ 6,571,398   $ 2,230,709
 Senior subordinated notes                   2,644,521    14,580,478
 Hawaii note                                 1,544,268
 Amortization of deferred financing
  costs and other                              839,049       988,311
                                           -------------------------
                                            11,599,236    17,799,498
Interest rate swap agreements:
 Changes in fair value for agreements
  with notional amounts in excess of
  outstanding borrowings                       452,545       436,080

 Termination fee                               439,722
Options related to interest rate swap
 agreements:
 Changes in fair value                         586,219    (1,586,696)
                                           -------------------------
     Total interest expense                 13,077,722    16,648,882
Interest income                              1,025,213        83,197
                                           -------------------------
Total interest expense, net                $12,052,059   $16,565,695
                                           =========================

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


5. INCOME TAXES

   As a result of the losses incurred by the Company in the period from inception (August 5, 1994) to December 31, 1994, and for the years ended December 31, 1995 and 1996, no federal income tax expense has been recorded.

   Deferred tax liabilities and assets at December 31, consist of the following:

                                              1995          1996
                                          -------------------------
Deferred tax liabilities:

 Accelerated depreciation                 $    79,321   $ 1,624,477
 Allowance for doubtful accounts               18,239         4,883
 Amortization of organizational and
  start-up costs                              454,548       604,366
 Prepaid expenses                              44,112       140,848
 Amortization of intangibles                              8,465,586
                                          -------------------------

Total deferred tax liabilities                596,220    10,840,160

Deferred tax assets:

 Charitable contributions carryover                           3,470
 Amortization of intangibles                  435,410
 Deferred compensation                         65,383        65,383
 Compensation element of stock options        180,221       499,181
 Fair value adjustments of interest
  rate protection agreements                  363,567       121,316

 Net operating loss                         5,192,880    11,070,531
                                          -------------------------

Total deferred tax assets                   6,237,461    11,759,881
Valuation allowance for deferred tax
 assets                                    (5,641,241)     (919,721)
                                          -------------------------

Net deferred tax assets                       596,220    10,840,160
                                          -------------------------

Net deferred tax assets/liabilities       $         -   $         -
                                          =========================

   At December 31, 1996, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $29,920,000, of which $13,351,000 expires in 2010 and $16,569,000 expires in 2011. The change in the valuation allowance in 1996 of $4,721,798 resulted primarily from the effect of recording the deferred tax liabilities resulting from the Arkansas Stations acquisition.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1994 AND 1995


6. COMMON STOCK AND PREFERRED STOCK

   In October 1995, the Company amended its Certificate of Incorporation to increase the number of shares of common stock authorized to 50,000,000 at $.01 par value per share. Of this amount, 35,000,000 shares were designated as Series A common stock, 200,000 shares were designated as Series B common stock and 14,800,000 shares were designated as Series C common stock. Series A and Series B common stock are voting while Series C common stock is non-voting. Under certain conditions, Series C Common Stock can be converted into Series A Common Stock on a one-for-one basis. Under the amendment, each share of previously outstanding voting common stock was converted into one share of the Company's Series B common stock, and each share of previously outstanding non-voting stock was redesignated as one share of the Company's Series C common stock.

   In addition, the Company is authorized to issue 1,000,000 shares of preferred stock, designated either as Series A Preferred Stock or Series B Preferred Stock. This preferred stock has a par value of $.01 per share. In June 1996, the Company issued 227,654 shares of Company's Series A Common Stock, 10,938 shares of the Company's Series A Preferred Stock and 10,938 shares of the Company's Series B Preferred Stock in connection with the acquisition of the Arkansas Stations.

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

   During 1995, the Company issued in a private placement 199,900 additional shares of voting common stock and 7,300,000 shares of non-voting common stock for total consideration of $74.999 million in cash.

   During October and November 1995, the Company sold, in an underwritten offering, 3,619,260 shares of Series A Common Stock at $17 per share for total consideration, net of expenses, of $56.3 million.

7.  STOCK OPTIONS

   The Company has a stock based compensation plan under which options to purchase Series C common stock up to a maximum of 12% of the Company's fully diluted, as defined, common stock may be granted to directors and key employees. Options are granted at a price not less than the fair market value of the stock at the date of grant; vest either with the passage of time or upon the attainment of performance goals; and expire 10 years from the date of grant.

   The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividends-none; forfeitures-time vesting none, performance vesting 30%; expected volatility - 33%, zero prior to the Company's initial public offering; risk free interest rate - 5.25%; and expected life - 5 years. The resulting fair value is charged to expense over the service period with a corresponding increase in additional paid in capital. During 1995 and 1996, the Company charged to expense $674,569 related to stock based compensation.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


7.    STOCK OPTIONS (CONTINUED)

   A summary of the Company's stock option plan and changes during the years ended December 31, 1995 and 1996 follows:

                                               Performance
                                Time Vesting     Vesting
                                --------------------------
Balance at December 31, 1994               -             -
Options granted                      573,432       747,583
Options exercised                          -             -
Options forfeited or expired          (3,125)       (3,125)
                                --------------------------
Balance at December 31, 1995         570,307       744,458
Options granted                       40,353        34,179
Options exercised                          -             -
Options forfeited or expired               -       (51,125)
                                --------------------------
Balance at December 31, 1996         610,660       727,512
                                ==========================

   Exercise prices range from $10 to $28 per share. The weighted average exercise price of options outstanding at December 31, 1995 and 1996 is $12.15 and $12.74 per share, respectively. The weighted average grant date fair value of options granted during 1995 and 1996 was $3.97 and $3.54, respectively. At December 31, 1996, 469,813 options are exercisable.

8.  RELATED PARTY TRANSACTIONS

   The Company has entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the Partnerships), under which the Company provides to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the partnerships are required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the year ended December 31, 1995 and 1996, the Company recognized total reimbursements of $839,695 and $893,205, respectively, under these agreements. Such reimbursements are offset against corporate general and administrative expenses in the accompanying statements of operations.

   During 1995, a related party contributed to the Company equipment with a value of $157,998. The related party did not receive any consideration for the contributed equipment.

   In connection with the acquisition of the Northstar Stations, the Hawaii Stations and the Buffalo Station, the Company incurred approximately $13.9 million in financing costs in 1995, a substantial portion of which were fees paid under the Company's credit agreements. Affiliates of certain of the banks in the credit agreement bank group are partners in a partnership that owns shares of the Company's non-voting common stock.

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


8. RELATED PARTY TRANSACTIONS (CONTINUED)

   In June 1995, the Company entered into an agreement (the Buffalo Management Agreement) to provide interim management services to the Buffalo Station pending closing of the acquisition of the Buffalo Station. Subject to the seller's supervision, control and approval, the Company provided to the Buffalo Station, pursuant to the Buffalo Management Agreement, a number of management services, including recruitment and training of personnel, direction of advertising sales efforts, implementation of billing and collection practices, maintenance of accounting practices, negotiation of contracts and maintenance and acquisition of equipment. In consideration for the Company's services, the seller paid the Company $450,000 per month (half of which was paid into escrow pending the closing of the acquisition of the Buffalo Station). At the closing of the acquisition of the Buffalo Station on December 5, 1995, the Buffalo Management Agreement was terminated and that portion of the management fee placed in escrow was released to the Company. The Company recognized $2.7 million in management fees in 1995, which are included in total revenues in the accompanying statement of operations (associated expenses are included in station operating expenses).

9.  COMMITMENTS

   The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments as of December 31, 1996 scheduled under contracts for programs available are as follows:

                        1997    $4,566,421
                        1998     2,845,209
                        1999     1,227,172
                        2000       191,286
                                ----------
                                $8,830,088
                                ==========

   The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future program rights not available for broadcast at December 31, 1996, and employment contracts for key employees. Future minimum payments under terms of these agreements as of December 31, 1996 are as follows:

                                                 EMPLOYMENT
                        OPERATING     PROGRAM    AND TALENT
                         LEASES       RIGHTS      CONTRACTS
                       -------------------------------------

1997                    $  584,847   $  883,029   $4,597,321
1998                       568,534    2,539,045    2,410,760
1999                       119,074    2,092,544    1,522,338
2000                        36,070    1,739,956      510,188
2001 and thereafter         87,240       31,046      273,875
                       -------------------------------------
                        $1,395,765   $7,285,620   $9,314,482
                       =====================================

                            ARGYLE TELEVISION, INC.

                           DECEMBER 31, 1995 AND 1996


9. COMMITMENTS (CONTINUED)

   Rent expense for operating leases was $307,628 and $532,139 for the years ended December 31, 1995 and 1996, respectively.

   During the fourth quarter of 1997, the Company will make its final payment for KITV's new all-digital studio totaling $9.3 million, which includes $1.8 million currently in escrow.

   In the normal course of business, the Company is subject to various claims and lawsuits. In the opinion of the Company's management, liabilities, if any, arising from these matters will not have a significant effect on the Company's financial statements.

   During 1996, the Company entered into a "change in control" agreement with certain members of senior management (excluding Management Stockholders). Under terms of this agreement, if a change in control of the Company occurs (as defined by the agreement) and the employee is terminated without cause or the employee's duties are materially diminished (as described in the agreement), each individual would be entitled to a lump-sum payment of twice the sum of the individual's base salary plus the individual's target bonus for the calendar year in which the change in control occurs, less cash compensation received by the individual subsequent to the change in control.

10.  BENEFIT PLAN

   In April 1995, the Company adopted a 401(k) Savings Plan. Qualified employees may contribute from 1% to 12% of their compensation up to certain dollar limits. The Company matches one-quarter of the employee contribution up to 6% of the employee's compensation. The Company's contributions to this plan for the years ended December 31, 1995 and 1996 were $67,788 and $186,101, respectively. During February 1997, the Company's compensation committee approved an increase in the Company's match. The match will increase from one-quarter to one-half of employee contributions up to 6% of each employee's compensation, effective July 1, 1997.

11.  SUBSEQUENT EVENTS

   Upon completion of the Gannett Swap, as described in Note 3, "Acquisitions," the Company amended and restated its October 1995 Credit Agreement in order to provide up to $65.0 million of borrowing capacity under the revolving credit facility.

   On March 26, 1997, the Company entered into an agreement with The Hearst Corporation (Hearst) to combine the broadcasting divisions of Hearst with and into the Company. The agreement has been approved by the boards of directors of both companies and is expected to be submitted to shareholders of the Company for approval in August 1997.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholder
Northstar Television Group, Inc.

     We have audited the accompanying combined statements of operations, cash flows and changes in stockholder's equity of Northstar Television of Grand Rapids, Inc., Northstar Television of Jackson, Inc., and Northstar Television of Providence, Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations and cash flows of Northstar Television of Grand Rapids, Inc., Northstar Television of Jackson, Inc., and Northstar Television of Providence, Inc. for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                        Ernst & Young LLP


March 6, 1995
New York, New York

                  NORTHSTAR TELEVISION OF GRAND RAPIDS, INC.,
                  NORTHSTAR TELEVISION OF JACKSON, INC.  AND
                   NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                       COMBINED STATEMENT OF OPERATIONS

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                           1994
                                                       -------------
Gross broadcasting revenues                             $37,462,414
Less agency and national representative commissions      (6,053,910)
                                                        -----------
Net broadcasting revenues                                31,408,504
Barter revenues                                           3,129,750
                                                        -----------
Total revenues                                           34,538,254
                                                        -----------

Station operating expenses                               16,430,444
Amortization of program rights                            3,599,515
Depreciation and amortization                             3,125,984
                                                        -----------
Station operating income                                 11,382,311

Allocated corporate expenses                              1,103,529
                                                        -----------
Operating income                                         10,278,782

Interest and other income                                    17,436
Allocated interest expense                                4,762,724
                                                        -----------
Income before income taxes and extraordinary loss         5,533,494

Income taxes                                                170,106
                                                        -----------
Income before extraordinary loss                          5,363,388

Extraordinary loss - early extinguishment of debt           773,668
                                                        -----------
Net income                                              $ 4,589,720
                                                        ===========




See accompanying notes.

                  NORTHSTAR TELEVISION OF GRAND RAPIDS, INC,
                   NORTHSTAR TELEVISION OF JACKSON, INC. AND
                   NORTHSTAR TELEVISION OF PROVIDENCE, INC.

             COMBINED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY


                                COMMON STOCK
                                                               ADDITIONAL
                                         PAR    PREDECESSOR     PAID-IN      ACCUMULATED
                                SHARES  VALUE      BASIS        CAPITAL        DEFICIT          TOTAL
                              --------------------------------------------------------------------------
Balance at December 31, 1993      $300   $300   $(5,575,418)   $42,145,385   $(40,009,767)   $(3,439,500)
Net capital distribution                                           500,824                       500,824
Allocated debt refinanced
     with preferred stock                                       22,862,110                    22,862,110
Net income                                                                      4,589,720      4,589,720
                              --------------------------------------------------------------------------
Balance at December 31, 1994      $300   $300   $(5,575,418)   $65,508,319   $(35,420,047)   $24,513,154
                              ==========================================================================



See accompanying notes.

                  NORTHSTAR TELEVISION OF GRAND RAPIDS, INC,
                  NORTHSTAR TELEVISION OF JACKSON, INC.  AND
                   NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                        COMBINED STATEMENT OF CASH FLOW

                                                     YEAR ENDED
                                                  DECEMBER 31, 1994
                                                  -----------------
OPERATING ACTIVITIES
Net income                                         $  4,589,720
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
 Depreciation and amortization                        3,125,984
 Gain on sale of assets                                    (836)
 Allocated interest expense                           4,762,724
 Allocated corporate expenses                         1,103,529
 Extraordinary loss                                     773,668

 Changes in operating assets and
  liabilities:
  Accounts receivable                                (1,215,311)
  Program rights                                     (1,581,696)
  Other assets                                          493,896
  Accounts payable and accrued
   liabilities                                         (535,772)
  Program rights payable                              1,296,161
  Non-cash changes in operating assets
   and liabilities                                      (37,840)
                                                    -----------
Net cash provided by operating
 activities                                          12,774,227

INVESTING ACTIVITIES
Capital expenditures                                   (701,291)
Proceeds from sale of assets                             33,769
                                                   ------------
Net cash used in investing activities                  (667,522)

FINANCING ACTIVITIES
Cash transfers to Northstar                         (10,800,000)
Principal payments on capital leases                    (87,095)
                                                   ------------
Net cash used in financing activities               (10,887,095)
                                                   ------------
Increase in cash and cash equivalents                 1,219,610
Cash and cash equivalents at beginning
 of period                                               92,961
                                                   ------------
Cash and cash equivalents at end of
 period                                            $  1,312,571
                                                   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                         $    170,106

      See accompanying notes.

                   NORTHSTAR TELEVISION OF GRAND RAPIDS, INC,
                   NORTHSTAR TELEVISION OF JACKSON, INC.  AND
                    NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994


1.  NATURE OF BUSINESS AND ORGANIZATION

    Northstar Television of Grand Rapids, Inc. ("Grand Rapids"), Northstar Television of Jackson, Inc. ("Jackson") and Northstar Television of Providence, Inc. ("Providence") (collectively, the "Stations") are owned and operated through NTG, Inc. ("NTG"), a wholly-owned subsidiary of Northstar Television Group, Inc. ("Northstar"). Grand Rapids owns and operates television station WZZM, an ABC affiliate in Grand Rapids, Michigan; Jackson owns and operates television station WAPT, an ABC affiliate in Jackson, Mississippi; and Providence owns and operates television station WNAC, a Fox affiliate in Providence, Rhode Island.

    In 1989, Northstar, which was owned by Osborn Communications Corporation ("Osborn"), Equity-Linked Investors L.P./Equity Linked Investors-II ("Desai") and Bankers Trust (the "Bank"), purchased from certain subsidiaries of Price Communications Corporation ("Price"), for approximately $120.0 million, substantially all the assets and certain liabilities of four television stations, including the Stations. Prior to December 31, 1993, Price was also a shareholder of Northstar. On December 30, 1993, Desai purchased all of Price's interest in Northstar. On June 17, 1994, in exchange for certain consideration, the Bank and Osborn returned to Northstar all previously held shares of common stock. Upon completion of this transaction, Desai held 100% of the issued and outstanding shares of Northstar.

    The 1989 acquisition from Price was effected in a leveraged buyout. Given the common ownership interest of Price and the Stations, a 100% change in control of the assets acquired did not occur. Accordingly, $5,575,418 has been recorded as a reduction to stockholder's equity, representing a portion of the excess of the purchase price over the historical net book value of the assets acquired.

    The financial statements of the Stations reflect the acquisitions under the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at the fair value as of the date of acquisition, adjusted for Price's continued interest in the assets of the Stations.

2.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATIONS

    The accompanying combined financial statements have been prepared in accordance with generally accepted accounting principles and assume that the Stations will continue as going concerns. All material intercompany items and transactions between the Stations have been eliminated.

CASH EQUIVALENTS

    Cash equivalents consist of short-term, highly liquid investments with maturities of ninety days or less when purchased and are readily convertible into cash.

PROPERTY, PLANT AND EQUIPMENT

    Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful fives of the assets, as follows:

     Buildings                  25 years
     Broadcasting equipment   5-20 years
     Furniture and Fixtures   5-10 years
     Transportation 3-5 years

                   NORTHSTAR TELEVISION OF GRAND RAPIDS, INC,
                   NORTHSTAR TELEVISION OF JACKSON, INC. AND
                    NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994


PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

   Expenditures for maintenance and repairs are charged to operations as incurred.

PROGRAM RIGHTS

   Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. The capitalized cost of program rights is amortized on a straight-line basis over the period of the program rights agreements, which approximates amortization based on the estimated number of showings. Program rights and the corresponding obligation are classified as current or long-term based on the estimated usage and payment terms, respectively.

INTANGIBLE ASSETS

   Intangible assets represent the excess of acquisition costs over the fair values of net assets acquired, and is being amortized on a straight-line basis over 40 years. It is management's policy to account for goodwill and other intangible assets at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying values of the Stations' intangible assets if facts and circumstances suggest that they may be impaired.

DEFERRED FINANCING COSTS

   Financing costs are deferred and amortized over the term of the related debt. In connection with Northstar's restructuring (see Note 4), Northstar incurred an additional $2.1 million in financing costs. Additionally, as part of the restructuring, the Company wrote off all unamortized financing costs associated with the previous financing arrangements resulting in an extraordinary loss of $773,668.

BARTER AND TRADE TRANSACTIONS

   Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or service received. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the programming, merchandise or service received is utilized.

ALLOCATED CORPORATE EXPENSES

   Corporate expenses of $1,103,529 for the year ended December 31, 1994 represent allocated corporate overhead charges incurred by Northstar. Management is of the opinion that the allocation rates used by Northstar are reasonable and appropriate under the circumstances and the specific identification of such costs are not practicable.

                  NORTHSTAR TELEVISION OF GRAND RAPIDS, INC.,
                   NORTHSTAR TELEVISION OF JACKSON, INC. AND
                    NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994

3.  INCOME TAXES

    At December 31, 1994, the Stations had attributed to them on a separate return basis net operating loss carryforwards for income tax purposes of approximately $20.4 million that expire in years 2004 through 2009. For financial reporting purposes, a valuation allowance of $1,277,704 has been recognized to offset the deferred tax assets related to those carryforwards.

    The 1994 tax provision is comprised entirely of state and local income and franchise taxes.

    The Stations file a consolidated federal income tax return with Northstar. The Stations calculate their current and deferred income taxes on a separate return basis (i.e., as if the Stations had not been included in a consolidated income tax return with Northstar).

    Northstar's federal income tax returns for 1989 through 1991 are under examination by the Internal Revenue Service. The ultimate outcome of this examination is not expected to have a material effect of the financial position of the Stations.

4.  ALLOCATED BORROWINGS/RESTRUCTURING

    The Stations have been allocated a portion of certain acquisition bank debt (the "Credit Agreement") payable to the Bank and 14 1/2% senior subordinated notes (the "Senior Notes") payable to Desai for its pro rata share of the total debt incurred to acquire the assets of the Stations. These debt obligations were incurred by NTG in 1989 and are accounted for on NTG's books. Such allocated borrowings were computed based on the Stations' percentage of revenue to the total revenue of Northstar. The Stations' allocated portion of the related obligations with respect to the Credit Agreement and the Senior Notes aggregated $42,670,000 at December 31, 1994. Related interest expense was $4,762,724 for the year ended December 31, 1994.

    On June 17, 1994, Northstar completed a restructuring of its indebtedness and a recapitalization. The restructuring and recapitalization consisted of the following:

    - The restructuring and extension of the terms and maturities of the Credit Agreement resulting in the Amended Credit Agreement (the "Amended Credit Agreement").

    - The conversion of all of the Senior Notes and related interest, aggregating $26,896,600, into 268,966 shares of newly issued Class D Senior Preferred Stock with a liquidation value of approximately $26.9 million.

    The Bank agreed to restructure the terms and maturities of the $54.2 million obligation outstanding under the Credit Agreement at the time of the restructuring and waived any penalty interest accrued thereon. The restructuring resulted in the Amended Credit Agreement whose terms include a seven-year amortizing term loan. Principal payments are due quarterly in increasing increments, commencing on June 30, 1994 and culminating on December 31, 2000. Interest is payable at either the Prime Rate plus a margin of .75% to 2.00% or LIBOR plus a margin of 1.75% to 3.00%, such margin determined on the basis of a financial ratio of senior debt to consolidated adjusted operating cash flow, as defined under the Amended Credit Agreement. The Amended Credit Agreement contains certain restrictive covenants which require the maintenance of certain financial ratios and restricts capital expenditures, programming expenditures, management fees, distributions and acquisitions and dispositions.

                  NORTHSTAR TELEVISION OF GRAND RAPIDS, INC.,
                   NORTHSTAR TELEVISION OF JACKSON, INC. AND
                    NORTHSTAR TELEVISION OF PROVIDENCE, INC.

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                               DECEMBER 31, 1994


    As part of the recapitalization, approximately $26.9 million of Senior Notes originally incurred in the principal amount of $17.5 million with Desai, together with all accrued and unpaid interest, was converted into 268,966 shares of a newly issued preferred equity security, Class D Senior Preferred Stock, valued at $.01 par with a liquidation value of approximately $26.9 million (see
Note 8).

    The obligations of Northstar under the Amended Credit Agreement are secured by a valid, perfected, first priority lien in the capital stock of Northstar's subsidiaries and all of Northstar's and its subsidiary's assets including the Stations.

5.  CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

    Northstar allocates to the Stations their pro rata share of acquisition debt and related interest expense. The stations also advance, on an interest-free basis, their cash surpluses to Northstar. Such transactions are recorded as contributions or distributions to stockholder's equity.

6.  COMMITMENTS

    The rights and obligations for programming that had not been recorded because the programs were not available for airing aggregated $4,440,210 at December 31, 1994 including $152,700 in commitments for barter programming.

    The Stations lease office space, vehicles and office equipment. Rental expense for operating leases amounted to $40,765 for the year ended December 31, 1994.

    The minimum aggregate annual rentals under non-cancelable operating leases and capital leases are payable as follows:

                                        OPERATING   CAPITAL
                                         LEASES      LEASES
                                        --------------------
Year ending December 31:
   1995                                  $ 37,054  $ 311,824
   1996                                    28,358     16,828
   1997                                    14,254     96,939
   1998                                    12,045
   1999                                     9,450
                                        --------------------
Total minimum lease payments             $101,161    425,591
                                        =========
Less amount representing interest                    (35,091)
Present value of minimum payments                    390,500
Less current portion                                (144,884)
Noncurrent capital lease obligations               $ 245,616

7.  SUBSEQUENT EVENT

    On January 4, 1995, Northstar sold all the stock of the Stations to Argyle Television, Inc. for $108 million plus working capital of approximately $6.6 million. Northstar realized a substantial gain on this transaction. On that same date, Northstar repaid $50.2 million in outstanding debt to the Bank and redeemed all of the Class D Senior Preferred Stock at its liquidation value of approximately $26.9 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- ---------------------------------------------------

DIRECTORS
---------

   The Company's Certificate of Incorporation provides for classified directors and staggered director terms. Of the Company's five current directors, Ms. Williams and Mr. Pulver have been designated to serve as the Series A directors and Messrs. Marbut, Byrne and Morales have been designated to serve as the Series B directors. For as long as there are no more than two Series A directors, the Board of Directors shall also be divided into two classes, Class I and Class II, with the directors of each class generally having two-year terms. If the size of the Board of Directors is increased in the future to at least seven directors, the Certificate of Incorporation provides that the directors shall be divided into three classes, with the directors of each class generally having three-year terms.

   Ms. Williams and Messrs. Marbut and Morales have been designated to serve as Class I directors and Messrs. Pulver and Byrne have been designated to serve as Class II directors. Each director in Class I shall hold office until the annual meeting of stockholders in 1998 and each director in Class II shall hold office until the annual meeting of stockholders in 1997. Each director shall serve for a term ending on the second annual meeting date following the annual meeting at which such director was elected and until the director's successor is duly elected and qualified.

CLASS II DIRECTORS (TERM EXPIRES IN 1997)

   SERIES A DIRECTOR:
   ------------------

   DAVID PULVER, age 55. Mr. Pulver has been a director of the company since december 1994. He also has served as a director of each of the company's subsidiaries since such subsidiary's inception or acquisition by the Company. from June 1993 to April 1995, he served as a director of Argyle Television Holding, Inc. ("Argyle I"). Mr. Pulver also served as a director of each of the Argyle I subsidiaries from such subsidiary's inception in 1993 to April 1995. Mr. Pulver is President of Cornerstone Capital, Inc., a private investment company. Mr. Pulver serves as a director of Costco Wholesale Corporation, a wholly-owned subsidiary of Pricecostco Corporation (a chain of cash and carry general merchandise membership warehouses), County Seat Stores, Inc. (a chain of jeans and casual apparel stores) and J. Baker, Inc. (a diversified retailer of footwear and specialty clothing). Mr. Pulver is also a trustee of Colby College.

   SERIES B DIRECTOR:
   ------------------

   Blake Byrne, age 61. Mr. Byrne has served in the broadcasting industry for 35 years and has served as President, Chief Operating Officer and a director of the Company since August 1994. He has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. From June 1993 to April 1995, Mr. Byrne served as Vice President-Television of Argyle I. Mr. Byrne also served as Chief Operating Officer, President or Vice President of each of the subsidiaries of Argyle I from such subsidiary's inception in 1993 to April 1995. Mr. Byrne is currently a director and Senior Vice President of, and has been associated since 1991 with, Argyle Communications, Inc. and its predecessor.

CLASS I DIRECTORS (TERM EXPIRES IN 1998)

   SERIES A DIRECTOR:
   ------------------

   Caroline L. Williams, age 50. Ms. Williams has been a director of the Company since December 1994. She also has served in the same position with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. From June 1993 to April 1995, she served as a director of Argyle I. Ms. Williams also served as a director of each of the subsidiaries of Argyle I from such subsidiary's inception in 1993 to April 1995. Ms. Williams is currently Acting Chair, nonprofit management program of the Milano School of Management and Urban Policy at the New School for Social Research from July 1992 through September 1993, Ms. Williams served as the Vice President, Program Support of Technoserve, a non-profit organization providing business, management and technical assistance to community-based enterprises in Latin America and Africa. From August 1988 to January 1992, Ms. Williams was a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation. Ms. Williams also serves as a director of Swing-N-slide Corp., DevCap Shared Return, and Burton Design Consultants, Inc.

   SERIES B DIRECTORS:
   -------------------

   Bob Marbut, age 61. Mr. Marbut has served in the communications industry for 34 years and has served as Chairman of the Board of Directors, Chief Executive Officer and a director of the Company since august 1994. He has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. From March 1993 to April 1995, Mr. Marbut served as Chief Executive Officer and a director of Argyle I. Mr. Marbut also served as Vice President and a director of each of the subsidiaries of Argyle I from such subsidiary's inception in 1993 to April 1995. Mr. Marbut is currently Chairman of the Board of Directors, President and Chief Executive Officer of, and has been associated since 1991 with, Argyle Communications, Inc. and its predecessor, both of which he founded to invest in and operate communications companies. Mr. Marbut is a director of Tupperware Corporation, Ultramar Diamond Shamrock Corporation, Tracor, Inc. and Katz Media Group, Inc.

   Ibra Morales, age 51. Mr. Morales has served in the broadcasting industry for 26 years and has served as Executive Vice President, Chief Revenue Officer and a director of the Company since august 1994. He has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. Mr. Morales has also served as a Vice President or Senior Vice President of Argyle Communications, Inc. Since October 1993, and is currently a director. From March 1993 to April 1995, Mr. Morales served as Chairman of the Board of Directors and President of Argyle I. Mr. Morales also served as Chairman of the Board of Directors, Chief Executive Officer and Vice President-Sales of the subsidiary holding company of Argyle I and as Chairman of the Board of Directors and Chief Executive Officer of each of the other subsidiaries of Argyle I from such subsidiary's inception in 1993 to April 1995. From 1978 until March 1993, Mr. Morales was with Katz Communications, Inc., a national television advertising sales representative firm, where he served as Vice President-National Sales Manager/General Sales Manager from 1987 until 1993. Mr. Morales' responsibilities with Katz included the national sales training program, the oversight of all national sales for a group of seven television stations and all sales activities for Katz' New York office and four additional regional offices.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

   The executive officers of the Company are as follows:

Name                           Age                     Positions
---------------------------  --------  -----------------------------------------

Bob Marbut (1)...............   61     Chairman of the Board of Directors,
                                       Chief Executive Officer and director
Blake Byrne (1)..............   61     President, Chief Operating Officer and
                                       director
Ibra Morales (1).............   51     Executive Vice President, Chief Revenue
                                       Officer and director
Harry T. Hawks (2)...........   43     Chief Financial Officer, Assistant
                                       Secretary and Treasurer
Dean H. Blythe (3)...........   38     Vice President-Corporate Development,
                                       Secretary and General Counsel
Teresa Lopez (4).............   33     Controller and Assistant Secretary

--------------------------
(1) Member of the Board of Directors. (See "Directors" above for additional information).

(2) Harry T. Hawks. Mr. Hawks has served as Chief Financial Officer, Assistant Secretary and Treasurer of the Company since August 1994. He has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. Mr. Hawks joined Argyle Communications, Inc. in January 1993, has served as its Vice President, Chief Financial Officer and Secretary since October 1993 and is currently a director. Mr. Hawks served as Vice President-Finance of Argyle I from March 1993 until June 1993 and from June 1993 to April 1995 he served as its Chief Financial Officer. Mr. Hawks also served as Secretary and Treasurer of each of the subsidiaries of Argyle I from such subsidiary's inception to April 1995. Prior to joining the Company, Mr. Hawks co-founded Cumberland Capital Corporation, a merchant banking firm, where he served as its President and as a director from 1989 until 1992.

(3) Dean H. Blythe. Mr. Blythe has served as Vice President-Corporate Development, Secretary and General Counsel of the Company since October 1994. He has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. Mr. Blythe has also served as a Vice President and Assistant Secretary of Argyle Communications, Inc. since October 1994. From February 1987 to October 1994, Mr. Blythe served at A. H. Belo Corporation, a Dallas-based New York Stock Exchange-listed media company, where he served the Dallas Morning News, Inc., a subsidiary of A. H. Belo corporation, as Vice President of Business Development from September 1993 to October 1994 and as Vice President of special projects from January 1992 to September 1993. from February 1987 to January 1992, Mr. Blythe served as Assistant General Counsel for A. H. Belo Corporation.

(4) Teresa Lopez. Ms. Lopez has served as Controller and Assistant Secretary of the Company since August 1994. She has served in the same positions with each of the Company's subsidiaries since such subsidiary's inception or acquisition by the Company. From November 1993 to April 1995, she served as Controller and Assistant Secretary of Argyle I and as Assistant Secretary of each of its subsidiaries. From March 1992 to November 1993, she served as Vice President of Financial Affairs for the San Antonio Art Institute. From May 1989 to December 1990, Ms. Lopez served as an International Senior Auditor for the Coca-Cola Company.

ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

   The following information summarizes annual and long-term compensation for services in all capacities to the Company for the fiscal years ended December 31, 1995 and 1996 of the Chief Executive Officer and the other four most highly compensated executive officers of the Company:

                                                                   SUMMARY COMPENSATION TABLE


                                                                                         Long-Term
                                                                                       Compensation
                                               Annual Compensation                        Awards
                                    ----------------------------------------------------------------------
                                                               Other Annual        Securities Underlying     All Other Compensation
Name and                                                       Compensation             Options  #)                  ($)(2)
Principal Position              Year   Salary ($)    Bonus ($)           ($)(1)
---------------------------   ------------------------------------------------------------------------------------------------------

Bob Marbut
Chairman of the Board of        1996   $200,000     $225,680        $45,756                6,671                    $2,375
Directors, Chief Executive      1995   $175,000(3)       -0-        $19,786              321,081                    $  735
Officer

Blake Byrne
President, Chief Operating      1996   $200,000     $218,900        $48,285                6,671                    $2,375
Officer and director            1995   $175,000(3)       -0-        $21,829              321,081                    $1,490


Ibra Morales
Executive Vice President,       1996   $200,000     $217,273        $30,271                6,671                    $2,375
Chief Revenue Officer           1995   $175,000(3)       -0-        $ 6,400              321,081                    $  779
and director

Dean H. Blythe
Vice President-                 1996   $150,000     $ 69,230        $ 6,000                  -0-                    $2,112
Corporate Development,          1995   $130,000     $ 10,000            -0-               21,000                    $1,500
Secretary and General
Counsel

Harry T. Hawks
Chief Financial Officer,        1996   $135,000     $ 17,208        $10,672                1,668                    $2,025
Assistant Secretary and         1995   $120,000(4)       -0-        $ 4,000               80,271                    $1,294

Treasurer
---------------------------

(1) Amounts in this column for the 1996 fiscal year consist of the following dollar values of premiums for life insurance reimbursed to the following individuals, their automobile allowances and tax preparation expenses reimbursement:

                     Life                     Tax
                  Insurance      Auto     Preparation
                   Premiums   Allowance       Fees
                     ($)         ($)          ($)
                  ----------  ----------  ------------
Bob Marbut......    $27,156      $9,600        $9,000
Blake Byrne.....    $29,685      $9,600        $9,000
Ibra Morales....    $11,671      $9,600        $9,000
Dean H. Blythe..        -0-      $6,000           -0-
Harry T. Hawks..    $ 1,672      $6,000        $3,000

(2) Amounts in this column represent the amounts contributed by the Company to the Company's 401(k) Savings Plan (a non-discriminatory retirement plan established pursuant to Section 401(k) of the Internal Revenue Code).

(3) Includes $48,542 of salary that was deferred at the election of the Company's Compensation Committee pursuant to the named executive officer's employment agreement. Such amount bore interest at prime plus 1% and was paid in full, together with all accrued interest, on January 4, 1997.

(4) Includes $33,750 of salary that was deferred at the election of the Company's Compensation Committee pursuant to Mr. Hawks' employment agreement. Such amount bore interest at prime plus 1% and was paid in full, together with all accrued interest, on January 4, 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

   The following two tables provide information relating to stock options granted under the Company's Option Plan, which is described more fully below.


                  Number of       % of Total
                  Securities       Options
                  Underlying      Granted To   Exercise                  Potential Realizable Value
                   Options        Employees    or Base                   at Assumed Annual Rates of
                   Granted        in Fiscal     Price        Expiration   Stock Price Appreciation
Name                (#)(1)           Year      ($/Sh)(1)        Date        for Option Term (2)
----------------   ---------      ----------   --------      ----------   --------------------------

                                                                              5% ($)   10% (10)
                                                                             -------   --------
Bob Marbut               140             0.2%    $16.75          1/4/05     $ 2,723    $  5,008
                          13          *          $17.00          1/4/05     $   250    $    462
                          11          *          $21.50          1/4/05     $   162    $    341
                       6,507             8.7%    $21.96          1/4/05     $68,225    $163,412
Blake Byrne              140             0.2%    $16.75          1/4/05     $ 2,723    $  5,008
                          13          *          $17.00          1/4/05     $   250    $    462
                          11          *          $21.50          1/4/05     $   162    $    341
                       6,507             8.7%    $21.96          1/4/05     $68,225    $163,412
Ibra Morales             140             0.2%    $16.75          1/4/05     $ 2,723    $  5,008
                          13          *          $17.00          1/4/05     $   250    $    462
                          11          *          $21.50          1/4/05     $   162    $    341
                       6,507             8.7%    $21.96          1/4/05     $68,225    $163,412
Harry T. Hawks            35          *          $16.75          1/4/05     $   681    $  1,252
                           3          *          $17.00          1/4/05     $    58    $    107
                           3          *          $21.50          1/4/05     $    44    $     93
                       1,627             2.2%    $21.96          1/4/05     $17,059    $ 40,859
Dean H. Blythe            --              --         --              --          --          --

-----------------------------------
*  Less than 0.1%

(1) Stock Options to purchase Series C shares representing a total of 8.5% of the Company's fully-diluted Common Stock have been granted under the Option Plan to these executive officers (other than for Mr. Blythe) with 5% being granted in the form of performance-vesting options and 3.5% being granted in the form of time-vesting options. Since these Stock Options are for a percentage of the Company's fully-diluted shares and not for a specific number of shares, these Stock Option result in automatic anti-dilution "grants" upon the Company's issuance of additional shares or the vesting of other options so that the options maintain the same percentage of fully-diluted shares as they represented prior to such issuance or vesting. All grants in 1996 to these individuals were anti-dilution "grants". The exercise prices for the anti-dilution "grants" were, with respect to anti-dilution grants resulting from the issuance of additional shares, the per share issuance price, and with respect to anti-dilution grants resulting from the vesting of other options, the exercise price of the options that vested.


(2) Calculated based on the fair market value of the Company's Series C shares on the date of grant. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and Company Common Stock holdings cannot be predicted, and there can be no assurance that the gains set forth in the table will be achieved.

                         AGGREGATED OPTION EXERCISES IN
               LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                       Number of
                                                      Securities         Value of
                                                      Underlying        Unexercised
                                                        Options           Options
                                                       at FY-End         at FY-End
                  Shares Acquired                         (#)             ($)(1)
                    On Exercise     Value realized   Exercisable/      Exercisable/
Name                    (#)              ($)         Unexercisable     Unexercisable
----------------  ---------------   --------------   -------------     -------------
Bob Marbut                0                0           107,750/       $1,429,888/
                                                       220,002        $ 2,518,828
Blake Byrne               0                0           107,750/       $1.429,888/
                                                       220,002        $ 2,518,828
Ibra Morales              0                0           107,750/       $1,429,888/
                                                       220,002        $ 2,518,828
Harry T. Hawks            0                0            26,938/       $  357,488/
                                                        55,001        $   629,701
Dean H. Blythe            0                0             9,300/       $  132,825/
                                                         7,800(2)     $   96,900

---------------------

(1) Based on the closing price of $24.50 per share of the Company's Series A shares on the NASDAQ National Market System on December 31, 1996, the last trading day of the fiscal year.

(2) Reflects the forfeiture of 3,900 options under the terms of the option agreement.


EMPLOYMENT AND OTHER AGREEMENTS

   As of January 1995, the Company entered into employment agreements with each of Messrs. Marbut, Byrne, Morales and Hawks (collectively, the "Management Stockholders"). Each of the employment agreements provides for a five-year term. Pursuant to the employment agreements, each of these executive officers is entitled to a base salary plus a bonus based upon the achievement of certain personal and corporate performance goals, as established and determined by the Compensation Committee, as well as certain perquisites and fringe benefits. The base salary and bonus potential as a percentage of base salary for each of the executive officers will increase as the Company's broadcast cash flow increases. The minimum base salary for each of such executive officers is as follows: Mr. Marbut: $175,000, Mr. Byrne: $175,000, Mr.
Morales: $175,000 and Mr. Hawks: $120,000. For 1997, the base salary of each of such executive officers is: Mr. Marbut: $250,000, Mr. Byrne: $250,000, Mr.
Morales: $250,000 and Mr. Hawks: $145,000.

   The employment agreements provide that the executive officers may serve in any capacity with the Company, any of its direct and indirect subsidiaries and any other businesses that may or may not be affiliated with the Company. If an executive officer serves as an employee of any such entity other than the Company, such executive officer's base salary will be allocated between the Company and such other entity based upon the relative amounts of time devoted by the executive officer to performing his duties to the Company and such other entity.

   The employment agreements terminate upon the death of the executive officer and may be terminated by the Company upon the "disability" of the executive officer or for "cause" (in each case, as defined in the employment agreements). The employment agreements also provide that if employment is terminated by the executive officer with cause or by the Company without cause (including upon a change of control), then the executive officer will be entitled to his base salary for a period ending on the earlier of (i) two years from the date of termination and (ii) the balance of the five-year term of the employment agreement. The employment agreements will terminate and the executive officers will not be entitled to such post-termination payments, however, if the Company is sold without providing certain of the stockholders of the Company with a minimum return on investment.

   Under the employment agreements, the Management Stockholders must bring to an independent committee of the Company's Board of Directors any potential transaction or other corporate opportunity involving any business which derives a substantial portion of its revenues from broadcasting or the provision of services to another person in the broadcasting industry (except for cable television related ventures). The Management Stockholders may pursue such an opportunity outside of the Company only if the independent committee of the Board of Directors decides that the Company will not pursue such opportunity.

   In July 1996, the Company entered into a Change of Control Agreement with Mr. Blythe, which provides that if Mr. Blythe's employment is terminated or adversely impacted in certain other ways following a change of control of the Company, then Mr. Blythe will be entitled to a payment in an amount equal to two times the sum of his then base salary and target bonus.


401(K) SAVINGS PLAN

   Effective as of April 1995, the Company adopted the 401(k) Savings Plan (the "401(k) Plan"), which covers employees of the Company and its subsidiaries who have attained the age of 21. An employee may contribute an aggregate of 1% to 12% of his annual compensation to the 401(k) Plan, subject to statutory limitations. The employer will match 25% of each employee's contributions up to 6% of such employee's base salary. Contributions are allocated to each employee's individual account, which is intended to be invested in separate investment funds according to the direction of the employee. The Chief Executive Officer and the four other most highly compensated executive officers of the Company participate in the 401(k) Plan.


DIRECTORS' COMPENSATION

   The Company pays each outside director a fee of $20,000 per year and reimburses all directors for their reasonable expenses incurred in connection with attending meetings of the Board of Directors of the Company. In addition, in 1996 the Company granted an option to purchase 5,000 shares of its Series C shares to each of Mr. Pulver and Ms. Williams and each of them will be entitled to a grant of an additional 5,000 shares for each year that he or she continues to serve as a director of the Company. Such stock options are or will be exercisable at the fair market value per share on the date of grant and vest two years after the date of grant. The stock options automatically vest upon the occurrence of certain specified events, including certain changes of control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

   As of December 31, 1996, the Company had issued and outstanding 3,846,914 shares of Series A Common Stock, par value $ .01 per share ("Series A shares"), and 200,000 shares of Series B Common Stock, par value $ .01 per share ("Series B shares"). As of December 31, 1996, the Company also had issued and outstanding 7,300,000 shares of Series C Common Stock, par value $ .01 per share ("Series C shares). (The Series A shares, Series B shares and Series C shares together are referred to herein as the "Common Stock").

   The following table provides information as to the beneficial ownership of the Company's Common Stock by (i) each director, the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer of the Company; (ii) all directors and executive officers of the Company as a group; and, (iii) each person known to the Company to be the beneficial owner of 5% or more of any class or series of the Company's voting securities. Argyle Television Investors, L.P., a Delaware limited partnership ("ATILP"), and Television Investment Partners, L.P., a Delaware limited partnership ("TIP"), currently hold 6,600,000 and 700,000 Series C shares, respectively. Although each of ATILP and TIP currently intends to continue to hold and not distribute or convert such Series C shares, the table below assumes that all Series C shares held by ATILP and TIP have been converted into Series A shares and (other than for the information with respect to ATILP and TIP) fully distributed by ATILP and TIP to their respective partners as of December 31, 1996. Argyle Television Partners, L.P., a Delaware limited partnership ("ATP"), which was formed by Bob Marbut, Blake Byrne, Ibra Morales and Harry T. Hawks (the "Management Stockholders") together with Robert J. Owen, is the general partner of both TIP and ATI General Partner, L.P. ("ATIGP"), the limited partnership that serves as ATILP's general partner.

                                                 Series A                           Series B
                                                  Shares                             Shares
                                          Beneficially Owned(a)               Beneficially Owned(b)
                                          ----------------------              ---------------------
                                                                   Percent                            Percent
                  Name                            Shares          of Series          Shares          of Series
----------------------------------------  ----------------------  ----------  ---------------------  ----------
Bob Marbut(b)...........................     1,131,730  (c)          10.0 %          105,263             52.6%
Blake Byrne(d)..........................       736,324  (c)           6.5             65,789             32.9
Ibra Morales............................       275,869  (c)           2.5             15,789              7.9
Harry T. Hawks..........................       132,199  (c)           1.2             10,526              5.3
Dean H. Blythe..........................        11,702  (e)           0.1                 --               --
David Pulver............................       106,656  (f)           0.9                 --               --
Caroline L. Williams....................        50,546  (f)           0.5                 --               --
All directors and executive officers as
 a group (8 persons)....................     2,457,010               21.3            197,367             98.7
Argyle Television Partners, L.P.(b).....     2,105,009  (g)          18.9            200,000            100.0
Argyle Television Investors, L.P.(b)....     6,600,000               59.2                 --               --
Television Investment Partners, L.P.(b).       700,000                6.3                 --               --
Chase Venture Partners..................     1,366,163  (h)          12.3                 --               --
Textron Collective Investment Trust
 Fund B.................................       835,918  (i)           7.5                 --               --
--------------------------

(a) Assumes conversion into Series A shares of all Series C shares and no Series B shares.

(b) ATP currently holds 100% of the Series B shares. The information in the table with respect to the individual partners of ATP assumes ATP has fully distributed all of the Series B shares to such partners. ATP's general partner is Argyle Communications, Inc. ("ACI"), a corporation owned principally by the Management Stockholders and controlled by Bob Marbut. Under applicable Securities and Exchange Commission ("SEC") regulations, Mr. Marbut may be considered the beneficial owner of all shares held by ATP, ATILP and TIP. The address for Mr. Marbut, ATP, ATILP and TIP is 200 Concord Plaza, Suite 700, San Antonio, Texas 78216.

(c) Represents (i) any shares held by the individual directly; (ii) the individual's pro rata interest in shares held indirectly by ATP through ATP's interest in ATILP and TIP; (iii) for Messrs. Marbut and Byrne, such individuals' interest in shares held by TIP and, for Mr. Morales, such individual's interest in shares held by ATILP, respectively; and, (iv) shares subject to options exercisable within 60 days.

(d) The address for Mr. Byrne is 9220 Sunset Boulevard, Suite 210, Los Angeles, California 90069.

(e) Represents Mr. Blythe's interest in shares held by TIP and shares subject to options exercisable within 60 days.

(f) Represents (i) the individual's interest in shares held by ATILP and TIP and
    (ii) shares subject to options exercisable within 60 days.

(g) Represents ATP's interest in shares held by ATILP and TIP based on (i) ATP's partnership interest in such entities and (ii) ATP's interest, as the direct or indirect general partner of each partnership, in the gain on invested capital in the partnerships assuming the partnerships were liquidated as of December 31, 1996 (the "G.P. Interest").

(h) Represents such entity's interest in (i) shares held by ATILP and (ii) the G.P. Interest with respect to ATILP. Excludes 22,988 shares held by ATILP which are attributable to the interests of employees of such entity or its affiliates who personally invested in ATILP. The address of Chase Venture Partners is One Chase Manhattan Plaza, 8th Floor, New York, New York 10081.

(i) Represents such entity's interest in shares held by ATILP. The address of Textron Collective Investment Trust Fund B is c/o RI Hospital Trust National Bank, Trustee, 150 Royall Street, Canton, Massachusetts 02021.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

   The Company, ATILP and ATIGP have entered into an agreement pursuant to which the Company will be paid for providing to ATILP and ATIGP personnel, offices, property, services, expertise, systems and other assets and amenities. Payments to the Company for the 12 months ended December 31, 1996 under this agreement were approximately $893,200.

   The Chase Manhattan Bank ("Chase Bank"), an affiliate of Chase Venture Partners is the agent and a lender under the Company's current bank credit agreement and was the agent and a lender under its prior bank credit agreements. In connection with those activities, Chase Bank has received or will receive customary fees and reimbursement of expenses.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.
--------  ----------------------------------------------------------------

  (A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

      (1) The financial statements listed in the Table of Contents for Item 8 hereof are filed as part of this report.

      (2) The financial statement schedules required by Regulation S-X are included as part of this report or are included in the information provided in the Notes to Consolidated Financial Statements, which are filed as part of this report.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   ARGYLE TELEVISION, INC. AND SUBSIDIARIES



Description                                          Additions
=========================================================================================================================
                                                                     Charged to
                                 Balance at       Charged to           Other
                                Beginning of      Costs and           Accounts-      Deductions      Balance at End
                                   Period          Expenses           Describe        Describe          of Period
-------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
 1995:
Allowance for
 uncollectable accounts          $          -      $  69,914            $ 63,288(1)    $         -      $ 133,202
------------------------------------------------------------------------------------------------------------------------
Year Ended December 31,
 1996:
Allowance for
 uncollectable accounts          $    133,202       234,963             $      -       $  (198,863)(2)  $ 169,302
-------------------------------------------------------------------------------------------------------------------------
(1) Amounts acquired in acquisitions.
(2) Net write-offs of accounts receivable.
--------------------------------------------------------------------------------------------------------------------------
Note:   The required information regarding the valuation allowance for deferred tax assets is included in Note 5 to the Company's Consolidated Financial
        Statements.
====================================================================================================================================

          (3) The following documents are filed or incorporated by reference as exhibits to this report:


EXHIBIT NO.

  *2.1a Stock Purchase Agreement dated August 26, 1994 among Argyle Television Holding II, Inc., NTG, Inc., Northstar Television of Grand Rapids, Inc., Northstar Television of Providence, Inc. and Northstar Television of Jackson, Inc.

  *2.1b Asset Purchase Agreement dated as of January 17,1995 by and between Argyle Television Holding II, Inc. and Tak Communications, Inc., as amended by Amendment to Asset Purchase Agreement dated March 13, 1995 and Second Amendment to Asset Purchase Agreement dated April 24, 1995.

   2.1c Agreement and Plan of Reorganization by and among the Company, KHBS Argyle Television, Inc., Sigma Broadcasting, Inc. and the stockholders thereof (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

   2.1d Asset Exchange Agreement dated as of November 20, 1996 by and among Combined Communications Corporation of Oklahoma, Inc., Multimedia Entertainment, Inc. and certain subsidiaries of the Company (incorporated by reference to the Company's Current Report on Form 8-K dated November 20, 1996).

   2.1e Amendment No. 1 to Asset Exchange Agreement dated as of January 28, 1997 (incorporated by reference to the Company's Current Report on Form 8-K dated January 31, 1997).

  *3.1   Amended and Restated Certificate of Incorporation of the Company.

   3.1a   Certificate of Designation of the Company's Series A Preferred Stock
         (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

   3.1b   Certificate of Designation of the Company's Series B Preferred Stock
         (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

  *3.2 Bylaws of the Company, as amended by Amendment No. 1 to Bylaws of the Company.

  *4.1 Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security).

   4.1a First Supplemental Indenture dated as of June 1, 1996 among KHBS Argyle Television, Inc. and Arkansas Argyle Television, Inc. and United States Trust Company of New York (incorporated by reference to the Company's Current Report on Form 8-K dated June 11. 1996).

  *4.2   Form of Note (included in Exhibit 4.1).

  *4.3 Amended and Restated Certificate of Incorporation of the Company (see Exhibits 3.1, 3.1a and 3.1b).

  *4.4 Bylaws of the Company, as amended by Amendment No. 1 to Bylaws of the Company (see Exhibit 3.2).

  *4.5 Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share.

 *10.1 Amended and Restated Agreement of Limited Partnership of Argyle Television Investors, L.P. dated as of May 10, 1995, as amended by Amendment dated June 13, 1995, and Second Amendment dated July 24, 1995.

 *10.2   Amended and Restated Employment Agreement of Bob Marbut.**

 *10.3   Amended and Restated Employment Agreement of E. Blake Byrne.**

 *10.4   Amended and Restated Employment Agreement of Ibra Morales.**

 *10.5   Amended and Restated Employment Agreement of Harry T. Hawks.**

  10.6 Amended and Restated 1994 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).**

 *10.7a Option Agreements between the Company and Bob Marbut dated January 4, 1995, as amended.**

 *10.7b Option Agreements between the Company and E. Blake Byrne dated January 4, 1995, as amended.**

 *10.7c Option Agreements between the Company and Ibra Morales dated January 4, 1995, as amended.**

 *10.7d Option Agreements between the Company and Harry T. Hawks dated January 4, 1995, as amended.**

  10.8a Affiliation Agreement among Multimedia, Inc., Multimedia Entertainment, Inc. (re: WLWT) and NBC.

  10.8b Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC.

 *10.8c  Affiliation Agreement between Providence Argyle Television, Inc. (re:
         WNAC) and Fox Broadcasting Company, dated December 9, 1994, as amended, and Amendment/NFL Package Agreement.

 *10.8d Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated November 9, 1994.

 *10.8e  Affiliation Agreement between Jackson Argyle Television, Inc. (re:
         WAPT) and ABC.

  10.8f  Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and
         KHOG) and ABC (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

 *10.9 Overhead Services Agreement between the Company and Argyle Television Investors, L.P. and ATI General Partner, L.P., dated as of January 4, 1995.

 *10.10  Form of Amended and Restated Tax Sharing Agreement.

 *10.11 Amended and Restated Bank Credit Agreement, dated June 13, 1995, as amended by Amendment No. 2 to Bank Credit Agreement.

  10.11a Form of Amendment No. 3 to Amended and Restated Credit Agreement
         (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

  10.11b Amendment No. 4 to Amended and Restated Credit Agreement.

  10.12  Change of Control Agreement between the Company and Dean H. Blythe.**

  21.1   List of subsidiaries of the Company.

  23.1   Consent of Ernst & Young LLP.

  24.1   Powers of Attorney (included on signature pages).

  27.1   Financial data schedule.
-----------------------

 * Incorporated by reference to the Company's Registration Statement No. 33-96026 on Form S-1.
 ** All of the documents marked with a double asterisk are executive compensation plans and arrangements of the Company.

(B)  REPORTS ON FORM 8-K

   On November 27, 1996, the Company filed a Form 8-K relating to the transaction with Gannett to exchange WZZM and WGRZ for WLWT and KOCO, which filing included information under Article 5 thereof relating to such transaction and, attached as exhibits, the asset exchange agreement and the press release relating to such transaction.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1997.

                                ARGYLE TELEVISION, INC.



                                By:     /s/ Harry T. Hawks
                                     ------------------------------
                                Name:   Harry T. Hawks
                                Title:  Chief Financial Officer,
                                        Assistant Secretary and
                                        Treasurer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 31, 1997.


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Argyle Television, Inc. hereby constitutes and appoints Dean H. Blythe and Harry T. Hawks, or either of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


           NAME                                    TITLE
           ----                                    -----


  /s/ Bob Marbut                              Chief Executive Officer
--------------------------                    and Chairman of the Board
Bob Marbut                                    (principal executive officer)


  /s/ Blake Byrne                             President, Chief
--------------------------                    Operating Officer and Director
Blake Byrne

  /s/ Ibra Morales                            Executive Vice President,
---------------------------                   Chief Revenue Officer and Director
Ibra Morales

  /s/ Harry T. Hawks                          Chief Financial Officer,
---------------------------                   Assistant Secretary and
Harry T. Hawks                                Treasurer
                                              (principal financial officer)

  /s/ Teresa Lopez                            Controller and Assistant
---------------------------                   Secretary
Teresa Lopez                                  (principal accounting officer)


  /s/ Caroline L. Williams                    Director
----------------------------
Caroline L. Williams

  /s/ David Pulver                            Director
----------------------------
David Pulver