Form 10-Q
period 1997-03-31
ARGYLE TELEVISION INC
filed 1997-05-15
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM      TO
                                                   -----   -----

                       COMMISSION FILE NUMBER:  0-27000

                            ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                              74-2717523
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)

200 CONCORD PLAZA, SUITE 700                                      (210) 828-1700
SAN ANTONIO, TEXAS  78216                        (Registrant's telephone number,
(Address of principal executive offices)                    including area code)


            -----------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]         No  [ ]

As of May 13, 1997, the Registrant had 11,346,914 shares of common stock outstanding. Consisting of 4,010,914 shares of Series A Common Stock, 36,000 shares of Series B Common Stock and 7,300,000 shares of Series C Common Stock.

================================================================================

                            ARGYLE TELEVISION, INC.
                                     INDEX

                                                                        PAGE NO.
PART I    FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS AT DECEMBER 31,
                  1996 AND MARCH 31, 1997 (UNAUDITED)..........................3


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1997 (UNAUDITED).......5


                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)........6


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                  THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                  (UNAUDITED)..................................................7


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)..................................................8


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................12


PART II   OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS.............................................16
     ITEM 2.    CHANGES IN SECURITIES.........................................16
     ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...............................16
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........16
     ITEM 5.    OTHER INFORMATION.............................................16
     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..............................16

SIGNATURES....................................................................17

                            ARGYLE TELEVISION, INC.

PART I  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 DECEMBER 31, MARCH 31, 1997
                                                    1996       (UNAUDITED)
                                                 ---------------------------
                                                    (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                         $    949       $  3,239
 ACCOUNTS RECEIVABLE, NET                            14,936         14,165
 BARTER PROGRAM RIGHTS                                5,912          4,736
 PROGRAM RIGHTS                                       3,934          3,692
 OTHER                                                1,895          1,832
                                                 ---------------------------
TOTAL CURRENT ASSETS                                 27,626         27,664

PROPERTY, PLANT AND EQUIPMENT, NET                   39,213         50,174

INTANGIBLE ASSETS:
 FCC LICENSES                                       126,009        198,910
 NETWORK AFFILIATION AGREEMENTS                     121,272         43,961
 OTHER                                               12,764          8,221
                                                 ---------------------------
                                                    260,045        251,092
 LESS ACCUMULATED AMORTIZATION                      (28,190)       (14,310)
                                                 ---------------------------
                                                    231,855        236,782
OTHER ASSETS:
 DEFERRED ACQUISITION AND FINANCING                   5,788          5,653
  COSTS, NET
 BARTER PROGRAM RIGHTS, NONCURRENT                    5,334          2,759
 PROGRAM RIGHTS, NONCURRENT                           3,580          3,677
 OTHER                                               15,212         14,738
                                                 ---------------------------

TOTAL ASSETS                                       $328,608       $341,447
                                                 ===========================

                            ARGYLE TELEVISION, INC.



                                                                 March 31,
                                                  December 31,     1997
                                                     1996       (Unaudited)
                                                  -------------------------
                                                        (In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                $  1,001      $  1,761
   Accrued liabilities                                5,612         9,515
   Barter program rights payable                      6,776         4,215
   Program rights payable                             4,251         4,389
   Other                                                868           233
                                                  -------------------------
Total current liabilities                            18,508        20,113

Barter program rights payable                         5,333         2,759
Program rights payable                                3,610         4,118
Long-term debt                                      171,500       191,500
Other liabilities                                       505           104

Stockholders' equity:
   Series A preferred stock, 10,938
    shares issued and outstanding                         1             1
   Series B preferred stock, 10,938
    shares issued and outstanding                         1             1
   Series A common stock, par value
    $.01 per share, 35,000,000 shares
    authorized and 3,846,914 and
    4,010,914 shares issued and
    outstanding in 1996 and 1997,
    respectively                                         38            39
   Series B common stock, par value
    $.01 per share, 200,000 shares
    authorized, 200,000 and 36,000
    shares issued and outstanding in
    1996 and 1997, respectively                           2             1
   Series C common stock, par value
    $.01 per share, 14,800,000 shares
    authorized, 7,300,000 shares issued
    and outstanding                                      73            73
   Additional paid-in capital                       159,454       159,358
   Retained deficit                                 (30,417)      (36,620)
                                                  -------------------------
Total stockholders' equity                          129,152       122,853

Total liabilities and stockholders' equity         $328,608      $341,447
                                                  =========================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31
                                           ------------------
                                             1996      1997
                                           ------------------
                                             (IN THOUSANDS)

Total revenues                             $15,495    $17,879

Station operating expenses                   8,898     10,781
Amortization of program rights               1,289      1,057
Depreciation and amortization                4,986      6,558
                                           ------------------
Station operating income (loss)                322       (517)

Corporate general and administrative
 expenses                                      983      1,008
Non-cash compensation expense                  169        260
                                           ------------------
Operating loss                                (830)    (1,785)

Interest expense, net                        3,500      4,418
                                           ------------------
Net loss                                   $(4,330)   $(6,203)

Less preferred stock dividends                  --       (356)
                                           ------------------

Loss applicable to common stock            $(4,330)   $(6,559)
                                           ==================

Loss per common share                        $(.39)     $(.58)
                                           ==================

Weighted average number of common
 shares outstanding                         11,119     11,347
                                           ==================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                COMMON AND  ADDITIONAL    RETAINED
                                PREFERRED     PAID-IN     EARNINGS
                                  STOCK       CAPITAL     (DEFICIT)      TOTAL
                                -----------------------------------------------
                                              (IN THOUSANDS)

Balances at December 31,  1996     $115      $159,454     $(30,417)    $129,152

Compensation element of                           260                       260
 stock options
Dividends paid on                                (356)                     (356)
 preferred stock
Net loss                                                    (6,203)      (6,203)
                                ------------------------------------------------
Balances at March 31, 1997         $115      $159,358     $(36,620)    $122,853
                                ================================================



See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31
                                           ------------------
                                             1996      1997
                                           ------------------
                                             (IN THOUSANDS)
OPERATING ACTIVITIES
Net loss                                   $(4,330)  $ (6,203)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
 Depreciation                                1,020      1,353
 Amortization of intangible assets           3,966      5,204
 Amortization of deferred financing costs      177        162
 Amortization of program rights              1,289      1,057
 Program payments                             (797)    (1,229)
 Compensation element of stock options         169        260
 Fair value adjustments of interest
  rate protection agreements                  (580)      (328)
 Changes in operating assets and
  liabilities, net                           2,726      4,727
                                           ------------------
Net cash provided by operating
 activities                                  3,640      5,003

INVESTING ACTIVITIES
Acquisition of stations                        (61)   (20,921)
Purchases of property, plant, and
 equipment                                  (2,449)    (1,436)
Partial payment on relocation of studio       (927)
                                           ------------------
Net cash used in investing activities       (3,437)   (22,357)

FINANCING ACTIVITIES
Financing costs                                (40)
Dividends paid on preferred stock                        (356)
Proceeds from issuance of long-term debt     1,000     22,000
Payment of long-term debt                   (1,000)    (2,000)
                                           ------------------
Net cash provided by (used in)
 financing activities                          (40)    19,644
                                           ------------------
Increase in cash and cash equivalents          163      2,290
Cash at beginning of period                  2,206        949
                                           ------------------
Cash and cash equivalents at end of
 period                                    $ 2,369   $  3,239
                                           ==================

Businesses acquired in purchase
 transaction:
 Fair market value of assets acquired      $         $ 20,935
 Liabilities assumed                                       14
                                           ------------------
Net cash paid for acquisitions             $         $ 20,921
                                           ==================

Supplemental cash flow information:
Purchase price valuation adjustment
 affecting equipment and FCC licenses      $ 1,277   $

See accompanying notes

                            ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1997


1. Summary of Accounting Policies

   The condensed consolidated financial statements include the accounts of Argyle Television, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. References herein to the Company include its subsidiaries, unless the context requires otherwise.

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


2. Acquisitions

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

   This acquisition was accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses and network affiliation agreements. The condensed consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.

   Giving effect to the Gannett Swap discussed above, unaudited pro forma results of operations reflecting combined historical results for WAPT, KITV, WLWT, KOCO, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture (Six Stations) (See Item 2. Management's Discussion and Analysis, Results of Operations) as if all acquisitions occurred at the beginning of the respective periods, are as follows:

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 1997

                                                     Six Stations
                                             Three Months Ended March 31,
                                             ----------------------------
                                                 1996            1997
                                             ----------------------------
                                                    (In Thousands)
Total revenues                                  $18,326         $18,854
Loss from continuing operations
 attributable to common stock                   $(5,436)        $(6,012)

Loss from continuing operations per
 share attributable to common stock             $  (.48)        $  (.53)


Pro Forma weighted average number of
 shares used in calculations                     11,347          11,347

   The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

   On March 26, 1997, the Company entered into an agreement with The Hearst Corporation (Hearst) to combine the television broadcast group of Hearst with and into the Company. The agreement has been approved by the boards of directors of both companies and is expected to be submitted to shareholders of the Company for approval in August 1997. Argyle Television Investors, L.P.; Television Investment Partners, L.P.; Argyle Television Partners, L.P. and certain other shareholders, which collectively own approximately two-thirds of the Common Stock outstanding of the Company, have agreed to vote the shares they hold in favor or the merger to effect this combination.

3. Long-Term Debt

Long-term debt consists of the following:

                                            December 31, 1996  March 31, 1997
                                            ---------------------------------
   Bank Credit Agreement dated October
    27, 1995:
       Revolving credit facility              $ 21,500,000      $ 41,500,000
   Senior Subordinated Notes                   150,000,000       150,000,000
   Less current maturities
                                              $171,500,000      $191,500,000
                                            =================================

   Under the terms of the Company's Bank Credit Agreement, the Company is required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate.

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                MARCH 31, 1997


    The Company wrote two options that gave the option holder the right to enter into two interest rate swap agreements with the Company during May and June 1996. Option premiums for these two options were $1,000,477. The option holder exercised these options in May and June 1996, effectively fixing the Company's base interest rate at approximately 7% on $35 million of its borrowings until June 1999.

   Additional information regarding these interest rate protection agreements in effect at March 31, 1997 follows:

                                  Notional     Average     Average   Estimated
                                   Amount   Receive Rate  Pay Rate   Fair Value
                                -----------------------------------------------
Interest rate swap agreements:
     Fixed rate agreement       $20,000,000     LIBOR       7.01%    $ 220,716
     Fixed rate agreement       $15,000,000     LIBOR       6.98%    $(165,706)

   The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions.


4. Income Taxes

   As a result of the losses incurred by the Company for the periods through March 31, 1997, no federal income tax expense has been recorded.

   At March 31, 1997, the Company has available net operating loss carryforwards for federal income tax purposes of approximately $13.35 million, $16.55 million, and $5.85 million, which will expire in 2010, 2011, and 2012, respectively.

5. Related Party Transactions

   The Company has entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the Partnerships), under which the Company provides to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the partnerships are required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three months ended March 31, 1996 and 1997, the Company recognized total reimbursements of $175,000 and $196,407, respectively, under these agreements. Such reimbursements are offset against corporate general and administrative expenses in the accompanying statements of operations.

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations
            ---------------------

Recent Developments
-------------------

   On March 26, 1997, the Company entered into an agreement with The Hearst Corporation (Hearst) to combine the television broadcasting group of Hearst with and into the Company. The agreement has been approved by the boards of directors of both companies and is expected to be submitted to shareholders of the Company for approval in August 1997. Argyle Television Investors, L.P.; Television Investment Partners, L.P.; Argyle Television Partners, L.P. and certain other shareholders, which collectively own approximately two-thirds of the Common Stock outstanding of the Company, have agreed to vote the shares they hold in favor of the merger to effect this combination.

   The following discussion of results of operations does not include the pro forma effects of this anticipated transaction.

Results of Operations
---------------------

   In January 1995, the Company acquired three television stations -- WZZM, WNAC and WAPT (Northstar Stations). The Company acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, the Company acquired KHBS and its S-2 satellite KHOG (Arkansas Stations). On July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement (Clear Channel Venture) with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, the Company swapped WZZM and WGRZ under the terms of an agreement (Gannett Swap) for WLWT and KOCO with Gannett Co., Inc. (Gannett). (See Note 2 to the financial statements.)

   The following discussion includes a comparison of 1997 results of operations, which includes WAPT, KITV and the Arkansas Stations for the three months ended March 31, 1997; WZZM and WGRZ for January 1997, only; WLWT and KOCO from February 1 to March 31, 1997, and the Company's share of the Clear Channel Venture for the three months ended March 31, 1997 to 1996 results of operations, which includes the Northstar Stations, KITV and WGRZ for the three months ended March 31, 1996. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues, only.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

   Total Revenues. Total revenues for the three months ended March 31, 1997 were $17.9 million, as compared to $15.5 million for the three months ended March 31, 1996, an increase of $2.4 million, or 15.5%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $1.9 million to total revenues for the 1997 period and (ii) the Gannett Swap, which added $1.5 million, net to total revenues for the 1997 period.
These
revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $1.0 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flow is included in total revenues.

   Station Operating Expenses. Station operating expenses for the three months ended March 31, 1997 were $10.8 million, as compared to $8.9 million for the three months ended March 31, 1996, an increase of $1.9 million, or 21.3%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $1.3 million to station operating expenses during the 1997 period; (ii) the Gannett Swap, which added $1.3 million, net to station operating expenses for the 1997 period; and (iii) a slight increase in trade and barter expenses at WAPT and KITV. This was offset by the Clear Channel Venture, which accounted for a $0.8 million decrease in station operating expenses during the 1997 period as a result of WNAC expenses being eliminated (netted with total revenues), and only the Company's share of the Clear Channel Venture broadcast cash flow being included in total revenues.

   Depreciation and Amortization. Depreciation and amortization of intangible assets for the three months ended March 31, 1997 were $6.6 million, as compared to $5.0 million for the three months ended March 31, 1996, an increase of $1.6 million, or 32.0%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $0.7 million to depreciation and amortization of intangibles during the 1997 period; (ii) the Gannett Swap, which added $0.5 million, net to depreciation and amortization of intangibles during the 1997 period; and (iii) a $0.4 million increase in amortization related to the capitalized amount paid under the Clear Channel Venture, included in other assets.

   Station Operating Income (loss). Station operating losses for the three months ended March 31, 1997 were $0.5 million, as compared to station operating income of $0.3 million for the three months ended March 31, 1996, a decrease of $0.8 million, or 267%. This decrease was primarily attributable to the increase in station operating expenses and depreciation and amortization of intangible assets, which more than offset the increase in total revenues.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses were $1.0 million in both the three months ended March 31, 1997 and 1996. The corporate structure did not change period to period, and expenses were maintained at a relatively constant level.

   Non-cash Compensation Expense. Non-cash compensation expenses were $0.3 million in the three months ended March 31, 1997, as compared to $0.2 million in the three months ended March 31, 1996, an increase of $0.1 million or 50%. This represents stock option compensation expense recorded in compliance with FASB Statement 123.

   Interest Expense, Net. Interest expense, net was $4.4 million of the three months ended March 31, 1997, as compared to $3.5 million for the three months ended March 31, 1996, an increase of $0.9 million, or 25.7%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1997 than 1996, which was the result of the acquisitions and related financings of the Arkansas Stations, the Clear Channel Venture and the Gannett Swap. Interest expense, net for the three months ended March 31, 1997 was reduced by $0.3 million and $0.6 million, respectively, which reflects the change in fair market value of interest rate protection agreements since December 31, 1996 and 1995, respectively, recorded in compliance with FASB Statement 119.

   Net Loss. As a result of the factors discussed above, the net loss for the three months ended March 31, 1997 was $6.2 million, as compared to $4.3 million for the three months ended March 31, 1996.

   Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $5.9 million for the three months ended March 31, 1997 as compared to $5.8 million for the three months ended March 31, 1996, an increase of $0.1 million, or 1.7%. The broadcast cash flow increase resulted primarily from the inclusion of the Arkansas Stations during the 1997 period, net of the effect of the Gannett Swap. The broadcast cash flow margin decreased to 33.0% for the three months ended March 31, 1997, from 37.4% for the three months ended March 31, 1996. The decrease was primarily due to the addition of WLWT and KOCO pursuant to the Gannett Swap and the Arkansas Stations, which are lower margin stations than the historical margins of the Argyle station group.

Liquidity and Capital Resources

   The Company's primary sources of liquidity are current cash balances, cash flow from operations and borrowing capacity under the existing Bank Credit Agreement. Including the Company's initial public offering of its Series A Common Stock in October 1995 and the November 1995 exercise by the underwriters of such offering of an over-allotment option, the Company has received $131.2 million in net equity capital contributions since inception.

   Upon completion of the Gannett Swap in January 1997, the Company amended and restated its Bank Credit Agreement providing up to $65.0 million of borrowing capacity of which $20.0 million was borrowed to fund the cash payment to Gannett. As of March 31, 1997, there was $41.5 million outstanding under the Bank Credit Agreement. There was no outstanding balance as of March 31, 1996. The Company may borrow amounts under the Bank Credit Agreement from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

   Under the terms of the Bank Credit Agreement, the Company is required to enter into Interest Rate Protection Agreements covering approximately 50% of its floating rate debt. Accordingly, the Company, in compliance with its covenant obligations, entered into various appropriate swap and cap agreements in February 1995. In response to subsequent acquisition and financing transactions, modifications were made to the underlying agreements. See Notes
2. and 3. to the Company's audited consolidated financial statements included herein.

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

   Capital expenditures were $6.6 million in 1996 and are $1.4 million through March 31, 1997. The Company expects to invest approximately $9.3 million in 1997 related to the construction of a new all-digital studio and station facility for KITV, of which $1.8 million was escrowed in 1996. KITV will vacate its leased facility at that time and terminate the lease.

   The Company anticipates that its operating cash flow, together with amounts available to it under the Bank Credit Agreement, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures for Company for both the next 12 months and the foreseeable future thereafter.

Income Taxes
------------

   The Company has gross deferred tax assets related to acquired intangible assets and net operating loss carryforwards of approximately $2.0 and $35.8 million, respectively. These deferred tax assets are fully reserved at March 31, 1997. The Company sustained a net operating loss for tax purposes of approximately $5.85 million in the three months ended March 31, 1997. Net operating loss carryforwards of approximately $13.35 million, $16.55 million, and $5.85 million will expire in 2010, 2011, and 2012, respectively.

Part II  Other Information

   Item 1.  Legal Proceedings - Not Applicable
            ----------------------------------

   Item 2.  Changes in Securities - Not Applicable
            --------------------------------------

   Item 3.  Defaults Upon Senior Securities - Not Applicable
            ------------------------------------------------

   Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable
            --------------------------------------------------------------------

   Item 5.  Other Information - Not Applicable
            ----------------------------------

   Item 6.  Exhibits and Reports on Form 8-K
            --------------------------------

   (a)      Exhibit No.

              2 Agreement and Plan of Merger dated as of March 26, 1997 by and among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle Television, Inc.

            *10.8a Affiliation Agreement among Multimedia, Inc.; Multimedia Entertainment, Inc. (Re: WLWT) and NBC.

            *10.8b Affiliation Agreement between Combined Communications Corporation of Oklahoma, Inc. (Re: KOCO) and ABC.

             27.1   Financial Data Schedule.

             99     Press release issued March 26, 1997.


   (b)      Reports on Form 8-K

            During the quarter ended March 31, 1997, the Company filed a Form 8-K dated as of January 31, 1997, as amended, relating to the transaction with Gannett to exchange WZZM and WGRZ for WLWT and KOCO. The filing reported information under Items 2 and 7 of Form 8-K, including the financial statements more fully described in the Company's Form 8-K/A filed on April 15, 1997.
______________

* Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Argyle Television, Inc.
                              -----------------------
                              Registrant



May 15,1997                  By:  /s/ Harry T. Hawks
-----------                     ------------------------------------------------
Date                            Harry T. Hawks, Chief Financial Officer,
                                 Assistant Secretary, and Treasurer
                                 (Principal Financial Officer)


May 15, 1997                 By:  /s/ Teresa D. Lopez
-----------                     ------------------------------------------------
Date                            Teresa D. Lopez, Controller and
                                 Assistant Secretary
                                 (Principal Accounting Officer)