Form 10-Q
period 1997-06-30
ARGYLE TELEVISION INC
filed 1997-08-14
CIK 949536

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

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


            -------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [ ]

As of July 31, 1997, the Registrant had 11,346,914 shares of common stock outstanding, consisting of 11,310,914 shares of Series A Common Stock and 36,000 shares of Series B Common Stock.

===============================================================================

                            ARGYLE TELEVISION, INC.
                                     INDEX

                                                                        PAGE NO.
PART I    FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets at
                 December 31, 1996 and June 30, 1997
                 (Unaudited)..............................................    3

                Condensed Consolidated Statements of
                 Operations for the three and six
                 months ended June 30, 1996 and 1997
                 (Unaudited)..............................................    5

                Condensed Consolidated Statement of
                 Stockholders' Equity for the six
                 months ended June 30, 1997
                 (Unaudited)..............................................    6

                Condensed Consolidated Statements
                 of Cash Flows for the six months
                 ended June 30, 1996 and 1997
                 (Unaudited)..............................................    7

                Notes to Condensed Consolidated
                 Financial Statements
                 (Unaudited)..............................................    8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............   12

PART II   OTHER INFORMATION

      Item 1. Legal Proceedings...........................................   18
      Item 2. Changes in Securities.......................................   18
      Item 3. Defaults Upon Senior Securities.............................   18
      Item 4. Submission of Matters to a Vote of Security Holders.........   18
      Item 5. Other Information...........................................   18
      Item 6. Exhibits and Reports on Form 8-K............................   18

SIGNATURES................................................................   20

                            ARGYLE TELEVISION, INC.

PART I  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30, 1997
                                        DECEMBER 31, 1996      (UNAUDITED)
                                        -----------------------------------
                                                   (In thousands)
ASSETS
Current assets:
   Cash and cash equivalents                 $    949            $  2,160
   Accounts receivable, net                    14,936              17,413
   Barter program rights                        5,912               4,577
   Program rights                               3,934               2,476
   Other                                        1,895               1,372
                                        -----------------------------------
Total current assets                           27,626              27,998

Property, plant and equipment, net             39,213              51,264

Intangible assets:
   FCC licenses                               126,009             201,037
   Network affiliation agreements             121,272              43,961
   Other                                       12,764               8,221
                                        -----------------------------------
                                              260,045             253,219
   Less accumulated amortization              (28,190)            (19,147)
                                        -----------------------------------
                                              231,855             234,072
Other assets:
   Deferred acquisition and financing           5,788               6,096
    costs, net
   Barter program rights, noncurrent            5,334               2,983
   Program rights, noncurrent                   3,580               1,657
   Other                                       15,212              14,398
                                        -----------------------------------


Total assets                                 $328,608            $338,468
                                        ===================================

                            ARGYLE TELEVISION, INC.

                                                              JUNE 30, 1997
                                        DECEMBER 31, 1996      (UNAUDITED)
                                        -----------------------------------
                                                   (In thousands)
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $  1,001             $  1,780
   Accrued liabilities                         5,612                4,656
   Barter program payable                      6,776                4,865
   Program rights payable                      4,251                1,724
   Other                                         868                  140
                                        -----------------------------------
Total current liabilities                     18,508               13,165

Barter program rights payable                  5,333                2,983
Program rights payable                         3,610                2,585
Long-term debt                               171,500              199,000
Other liabilities                                505                   85

Stockholders' equity:

   Series A preferred stock, 10,938
    shares issued and outstanding                  1                    1
   Series B preferred stock,
    10,938 shares issued and
    outstanding                                    1                    1
   Series A common stock, par
    value $.01 per share,
    35,000,000 shares
    authorized and 3,846,914
    and 4,010,914 shares issued
    and outstanding in 1996 and
    1997, respectively                            38                   39
   Series B common stock, par
    value $.01 per share,
    200,000 shares authorized,
    200,000 and 36,000 shares
    issued and outstanding in
    1996 and 1997, respectively                    2                    1
   Series C common stock, par
    value $.01 per share,
    14,800,000 shares
    authorized, 7,300,000
    shares issued and
    outstanding                                   73                   73
   Additional paid-in capital                159,454              159,247
   Retained deficit                          (30,417)             (38,712)
                                        -----------------------------------
Total stockholders' equity                   129,152              120,650
Total liabilities and stockholders'
 equity                                     $328,608             $338,468
                                        ===================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30
                                        -------------------------------------------
                                           1996        1997       1996       1997
                                        -------------------------------------------
                                            (In thousands, except per share data)
Total revenues                             $18,562    $21,886    $34,057    $39,765

Station operating expenses                   9,474     10,586     18,372     21,367
Amortization of program rights               1,282      1,062      2,571      2,119
Depreciation and amortization                5,738      6,202     10,724     12,760
                                        -------------------------------------------
Station operating income                     2,068      4,036      2,390      3,519

Corporate general and administrative
 expenses                                      884        896      1,867      1,904
Non-cash compensation expense                  168        244        337        503
                                        -------------------------------------------
Operating income                             1,016      2,896        186      1,112

Interest expense, net                        3,804      4,989      7,304      9,407
                                        -------------------------------------------
Net loss                                   $(2,788)   $(2,093)   $(7,118)   $(8,295)

Less preferred stock dividends                (118)      (355)      (118)      (711)

Loss applicable to common stock            $(2,906)   $(2,448)   $(7,236)   $(9,006)
                                        ===========================================

Loss per common share                       $(0.26)    $(0.22)    $(0.65)    $(0.79)
                                        ===========================================

Weighted average number of common
 shares outstanding                         11,169     11,347     11,144     11,347
                                        ===========================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                            COMMON      ADDITIONAL    RETAINED
                                         AND PREFERRED    PAID-IN     EARNINGS
                                             STOCK        CAPITAL    (DEFICIT)     TOTAL
                                       ---------------------------------------------------
                                                          (In thousands)
Balances at December 31, 1996                  $115       $159,454    $(30,417)   $129,152
Compensation element of stock options             -            504           -         504
Dividends paid on preferred stock                 -           (711)          -        (711)
Net loss                                          -              -      (8,295)     (8,295)
                                       ---------------------------------------------------
Balances at June 30, 1997                      $115       $159,247    $(38,712)   $120,650
                                       ===================================================

See accompanying notes.

                            ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           SIX MONTHS ENDED
                                                               JUNE 30
                                                         --------------------
                                                           1996       1997
                                                         --------------------
OPERATING ACTIVITIES                                        (In thousands)
Net loss                                                 $ (7,118)  $ (8,295)
   Adjustments to reconcile net loss to
    net cash used in operating
    activities:
   Depreciation                                             2,117      2,798
   Amortization of intangible assets                        8,607      9,962
   Amortization of deferred financing
    costs                                                     372        325
   Amortization of program rights                           2,571      2,119
   Program payments                                        (1,909)    (2,338)
   Compensation element of stock options                      337        504
   Fair value adjustments of interest
    rate protection agreements                              1,021       (328)
   Changes in operating assets and
    liabilities, net                                       (6,258)    (3,146)
                                                         -------------------
Net cash provided by (used in)
 operating activities                                        (260)     1,601

INVESTING ACTIVITIES
Acquisition of stations                                    (5,933)   (23,088)
Purchases of property, plant and
 equipment, net                                            (3,590)    (4,091)
Partial payment on relocation of studio                      (927)         -
                                                         -------------------
Net cash used in investing activities                     (10,450)   (27,179)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt                   15,500     33,000
Payment of long-term debt                                  (4,000)    (5,500)
Dividends paid on preferred stock                            (118)      (711)
                                                         -------------------
Net cash provided by financing activities                  11,382     26,789

Increase in cash and cash equivalents                         672      1,211
Cash and cash equivalents at beginning of period            2,206        949
                                                         -------------------

Cash and cash equivalents at end of
 period                                                  $  2,878      2,160
                                                         ===================

Businesses acquired in purchase
 transaction:
   Fair market value of assets acquired                  $ 38,303   $ 23,102
   Liabilities assumed                                     (4,773)        14
   Issuance of preferred stock                            (21,876)         -
   Issuance of common stock                                (5,721)         -
                                                         -------------------
Net cash paid for acquisitions                           $  5,933   $ 23,088
                                                         ===================

Supplemental Cash Flow Information:
Purchase price valuation adjustment
 affecting equipment and FCC licenses                    $  1,277   $      -

See accompanying notes.

                            ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                 JUNE 30, 1997


1. SUMMARY OF ACCOUNTING POLICIES

   The condensed consolidated financial statements include the accounts of Argyle Television, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. References herein to the Company include its subsidiaries, unless the context requires otherwise.


   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


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


   This acquisition was accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses. The condensed consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.


   On March 26, 1997, the Company entered into an agreement with The Hearst Corporation (Hearst) to combine the television broadcast group of Hearst with and into the Company, with the Company to be renamed "Hearst-Argyle Television, Inc." upon completion of the transaction (the Hearst Transaction). The Hearst Transaction has been approved by the boards of directors of both Hearst and the Company and is being submitted to stockholders of the Company for approval at the annual meeting to be held August 28, 1997. For more information about the Hearst Transaction, including its anticipated effect on the Company, its stockholders, directors, financial position, operations and management, and other matters, reference is hereby made to the

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                 JUNE 30, 1997

Company's Proxy Statement/Prospectus dated July 31, 1997 (the Proxy Statement) mailed to stockholders and filed with the Securities and Exchange Commission.

   The following unaudited pro forma results of operations reflect combined historical results for the Company's (i) WAPT, KITV, WLWT, KOCO and the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture; (ii) the Hearst Stations, to be combined initially with the Company's stations, which include WCVB, WTAE, WBAL, WISN, KMBC and WDTN; and
(iii) fees associated with Hearst-Argyle's management of certain properties owned by Hearst, as if all acquisitions and transactions occurred at the beginning of the respective periods. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.) In connection with the Hearst Transaction and under FCC regulations, Hearst-Argyle will be required to divest the Company's interest in the Clear Channel Venture and WDTN.

                                          SIX MONTHS ENDED JUNE 30,
                                              1996         1997
                                    -------------------------------------
                                    (In thousands, except per share data)
Total revenues                                $181,571     $185,332
Earnings from continuing operations
 attributable to common stock                 $ 16,579     $ 19,975

Earnings from continuing operations per
 share attributable to common stock           $   0.37     $   0.45


Pro forma weighted average number of
 shares used in calculations*                   44,636       44,636

* Gives effect to the issuance of shares in the Hearst Transaction assuming Company stockholders elect to receive the maximum cash offered.


   The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                          December 31, 1996  June 30, 1997
                                          --------------------------------
   Bank Credit Agreement:
       Revolving credit facility          $ 21,500,000        $ 49,000,000
   Senior Subordinated Notes               150,000,000         150,000,000
   Less current maturities                -                              -
                                          --------------------------------
                                          $171,500,000        $199,000,000
                                          ================================

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                 JUNE 30, 1997


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

   Additional information regarding these interest rate protection agreements in effect at June 30, 1997 follows:

                                                     AVERAGE     AVERAGE    ESTIMATED
                                  NOTIONAL AMOUNT  RECEIVE RATE  PAY RATE   FAIR VALUE
                                ------------------------------------------------------
Interest rate swap agreements:
     Fixed rate agreement             $20,000,000      LIBOR        7.01%   $(307,320)
     Fixed rate agreement             $15,000,000      LIBOR        6.98%   $(231,338)

   The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions.

     The Company has received a financing commitment from Chase Manhattan Bank to provide a $1.0 billion credit facility. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.)

4. INCOME TAXES

   As a result of the losses incurred by the Company for the periods through June 30, 1997, no federal income tax expense has been recorded.

   At June 30, 1997, the Company has available net operating loss (NOL) carryforwards for federal income tax purposes of approximately $13.3 million, $16.5 million, and $6.4 million, which will expire in 2010, 2011, and 2012, respectively. The Hearst Transaction will cause the Company to experience an "ownership change" within the meaning of the Internal Revenue Code and accordingly, such NOL carryforwards will be limited after and assuming such transaction is consummated.

                            ARGYLE TELEVISION, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                                 JUNE 30, 1997

5.  RELATED PARTY TRANSACTIONS

   The Company has entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the Partnerships), under which the Company provides to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the Partnerships are required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three and six months ended June 30, 1997, the Company recognized total reimbursements of approximately $224,000 and $420,000, respectively, under these agreements. Such reimbursements are offset against corporate general and administrative expenses in the accompanying statements of operations.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               ---------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

RECENT DEVELOPMENTS
-------------------

   On March 26, 1997, the Company entered into an agreement with The Hearst Corporation (Hearst) to combine the television broadcast group of Hearst with and into the Company, with the Company to be renamed "Hearst-Argyle Television, Inc." upon completion of the transaction (the Hearst Transaction). The Hearst Transaction has been approved by the boards of directors of both Hearst and the Company and is being submitted to stockholders of the Company for approval at the annual meeting to be held August 28, 1997. For more information about the Hearst Transaction, including its anticipated effect on the Company, its stockholders, directors, financial position, operations and management, and other matters, reference is hereby made to the Company's Proxy Statement/Prospectus dated July 31, 1997 (the Proxy Statement) mailed to stockholders and filed with the Securities and Exchange Commission. The Proxy Statement is hereby incorporated by reference.

   The following discussion of results of operations, liquidity and capital resources and income taxes does not include the pro forma or other effects of the Hearst Transaction, except as specified.

RESULTS OF OPERATIONS
---------------------

   In January 1995, the Company acquired three television stations -- WZZM, WNAC and WAPT (Northstar Stations). The Company acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, the Company acquired KHBS and its S-2 satellite KHOG (Arkansas Stations). On July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement (Clear Channel Venture) with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, the Company swapped WZZM and WGRZ under the terms of an agreement (Gannett Swap) for WLWT and KOCO with Gannett Co., Inc. (Gannett). (See Note 2 to the unaudited condensed consolidated financial statements.)

   The following discussion includes a comparison of 1997 results of operations, which includes WAPT, KITV and the Arkansas Stations for the three and six months ended June 30, 1997; WZZM and WGRZ for January 1997, only; WLWT and KOCO from February 1 to June 30, 1997, and the Company's share of the Clear Channel Venture for the three and six months ended June 30, 1997 to 1996 results of operations, which includes the Northstar Stations, KITV and WGRZ for the three and six months ended June 30, 1996 and the Arkansas Stations for June 1996 only. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues, only.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996
-----------------------------------------------------------------------------

   Total Revenues. Total revenues for the three months ended June 30, 1997 were $21.9 million, as compared to $18.6 million for the three months ended June 30, 1996, an increase of $3.3 million, or 17.7%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $1.4 million to total revenues for the 1997 period and (ii) the Gannett Swap, which added $2.7 million, net to total revenues for the 1997 period. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $1.1 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flow is included in total revenues.

   Station Operating Expenses. Station operating expenses for the three months ended June 30, 1997 were $10.6 million, as compared to $9.5 million for the three months ended June 30, 1996, an increase of $1.1 million, or 11.6%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $0.9 million to station operating expenses during the 1997 period and (ii) the Gannett Swap, which added $1.1 million, net to station operating expenses for the 1997 period. This was offset by the Clear Channel Venture, which accounted for a $0.9 million decrease in station operating expenses during the 1997 period as a result of WNAC expenses being eliminated (netted with total revenues), and only the Company's share of the Clear Channel Venture broadcast cash flow being included in total revenues.

   Depreciation and Amortization. Depreciation and amortization of intangible assets for the three months ended June 30, 1997 were $6.2 million, as compared to $5.7 million for the three months ended June 30, 1996, an increase of $.5 million, or 8.8%. The increase was primarily attributable to the acquisition of the Arkansas Stations and an increase in amortization related to the capitalized amount paid under the Clear Channel Venture, included in other assets.

   Station Operating Income. Station operating income for the three months ended June 30, 1997 was $4.0 million, as compared to station operating income of $2.1 million for the three months ended June 30, 1996, an increase of $1.9 million, or 90.5%. This increase was primarily attributable to the increase in total revenues, which more than offset the increase in station operating expenses and depreciation and amortization of intangible assets.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses were $0.9 million in both the three months ended June 30, 1997 and 1996. The corporate structure did not change period to period, and expenses were maintained at a relatively constant level.

   Non-cash Compensation Expense. Non-cash compensation expenses were $0.2 million in both the three months ended June 30, 1997 and June 30, 1996. This represents stock option compensation expense recorded in compliance with FASB Statement 123.

   Interest Expense, Net. Interest expense, net was $5.0 million of the three months ended June 30, 1997, as compared to $3.8 million for the three months ended June 30, 1996, an increase of

$1.2 million, or 31.6%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1997 than 1996, which was the result of the acquisitions and related financings of the Arkansas Stations, the Clear Channel Venture and the Gannett Swap. Interest expense, net for the three months ended June 30, 1996 was reduced by $0.4 million, which reflects the change in fair market value of interest rate protection agreements since March 31, 1996 recorded in compliance with FASB Statement 119. Interest rate protection agreements were accounted for using hedge accounting during the three months ended June 30, 1997 due to the increase in debt over the notional amounts of the agreements.

   Net Loss. As a result of the factors discussed above, the net loss for the three months ended June 30, 1997 was $2.1 million, as compared to $2.8 million for the three months ended June 30, 1996.

   Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $10.2 million for the three months ended June 30, 1997 as compared to $8.0 million for the three months ended June 30, 1996, an increase of $2.1 million, or 27.5%. The broadcast cash flow increase resulted primarily from the inclusion of the Arkansas Stations during the 1997 period, net of the effect of the Gannett Swap. The broadcast cash flow margin increased to 46.6% for the three months ended June 30, 1997, from 43.0% for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------------------------

   Total Revenues. Total revenues for the six months ended June 30, 1997 were $39.8 million, as compared to $34.1 million for the six months ended June 30, 1996, an increase of $5.7 million, or 16.7%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $3.4 million to total revenues for the 1997 period and (ii) the Gannett Swap, which added $4.2 million, net to total revenues for the 1997 period. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $2.1 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flow is included in total revenues.

   Station Operating Expenses. Station operating expenses for the six months ended June 30, 1997 were $21.4 million, as compared to $18.4 million for the six months ended June 30, 1996, an increase of $3.0 million, or 16.3%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $2.2 million to station operating expenses during the 1997 period;
(ii) the Gannett Swap, which added $2.2 million, net to station operating expenses for the 1997 period; and (iii) a slight increase in trade and barter expenses at WAPT and KITV. This was offset by the Clear Channel Venture, which accounted for a $1.8 million decrease in station operating expenses during the 1997 period as a result of WNAC expenses being eliminated (netted with total revenues), and only the Company's share of the Clear Channel Venture broadcast cash flow being included in total revenues.

   Depreciation and Amortization. Depreciation and amortization of intangible assets for the six months ended June 30, 1997 were $12.8 million, as compared to $10.7 million for the six months ended June 30, 1996, an increase of $2.1 million, or 19.6%. The increase was primarily attributable to (i) the acquisition of the Arkansas Stations, which added $1.1 million to depreciation and amortization of intangibles during the 1997 period; (ii) the Gannett Swap, which added $0.3 million, net to depreciation and amortization of intangibles during the 1997 period; and (iii) a $0.7 million increase in amortization related to the capitalized amount paid under the Clear Channel Venture, included in other assets.

   Station Operating Income. Station operating income for the six months ended June 30, 1997 were $3.5 million, as compared to $2.4 million for the six months ended June 30, 1996, an increase of $1.1 million, or 45.8%. This increase was primarily attributable to the increase in total revenues, which more than offset the increase in station operating expenses and depreciation and amortization of intangible assets.

   Corporate General and Administrative Expenses. Corporate general and administrative expenses were $1.9 million in both the six months ended June 30, 1997 and 1996. The corporate structure did not change period to period, and expenses were maintained at a relatively constant level.

   Non-cash Compensation Expense. Non-cash compensation expenses were $0.5 million in the six months ended June 30, 1997, as compared to $0.3 million in the six months ended June 30, 1996. This represents stock option compensation expense recorded in compliance with FASB Statement 123.

   Interest Expense, Net. Interest expense, net was $9.4 million of the six months ended June 30, 1997, as compared to $7.3 million for the six months ended June 30, 1996, an increase of $2.1 million, or 28.8%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1997 than 1996, which was the result of the acquisitions and related financings of the Arkansas Stations, the Clear Channel Venture and the Gannett Swap. Interest expense, net for the six months ended June 30, 1997 and 1996 was increased by $0.3 million and reduced by $1.0 million, respectively, which reflects the change in fair market value of interest rate protection agreements since December 31, 1997 and 1996, respectively, recorded in compliance with FASB Statement 119.

   Net Loss. As a result of the factors discussed above, the net loss for the six months ended June 30, 1997 was $8.3 million, as compared to $7.1 million for the six months ended June 30, 1996.

   Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $16.1 million for the six months ended June 30, 1997 as compared to $13.8 million for the six months ended June 30, 1996, an increase of $2.3 million, or 16.7%. The broadcast cash flow increase resulted primarily from the inclusion of the Arkansas Stations during the 1997 period, net of the effect of the Gannett Swap. The broadcast cash flow margin was 40.4% for both the six months ended June 30, 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Presently, the Company's primary sources of liquidity are current cash balances, cash flow from operations and borrowing capacity under the existing Bank Credit Agreement. Including the Company's initial public offering of its Series A Common Stock in October 1995 and the November 1995 exercise by the underwriters of an over-allotment option, the related Company has received $131.2 million in net equity capital contributions since inception.

   Upon completion of the Gannett Swap in January 1997, the Company amended and restated its Bank Credit Agreement providing up to $65.0 million of borrowing capacity of which $20.0 million was borrowed to fund the cash payment to Gannett. As of June 30, 1997, there was $49.0 million outstanding under the Bank Credit Agreement as compared to $11.5 million outstanding as of June 30, 1996. The Company may borrow amounts under the Bank Credit Agreement from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

   Under the terms of the Bank Credit Agreement, the Company is required to enter into interest rate protection agreements covering approximately 50% of its floating rate debt. Accordingly, the Company, in compliance with its covenant obligations, entered into various appropriate swap and cap agreements in February 1995. In response to subsequent acquisition and financing transactions, modifications were made to the underlying agreements. See Notes 2. and 3. to the Company's unaudited condensed consolidated financial statements included herein.

   In October 1995, the Company issued in a public offering $150,000,000 of 9 3/4% Senior Subordinated Notes due 2005. Interest on the Notes is payable semi-annually, and no principal payments on the Notes are due prior to their maturity on November 1, 2005. The Notes are redeemable at the option of the Company, in whole or in part, at any time after November 1, 2000 at specified redemption prices. The annual interest expense associated with the Notes is $14.6 million. In connection with the consummation of the Hearst Transaction, the Company will be required, within 30 days of the closing, to make an offer to repurchase the Notes for cash at 101% of their principal amount plus accrued and unpaid interest to the date of repurchase. The Company is unable to predict whether or not all or any holders of the Senior Subordinated Notes will accept this repurchase offer.

   Capital expenditures were $6.6 million in 1996 and are $4.1 million through June 30, 1997. The Company expects to invest approximately $9.3 million in 1997 related to the construction of a new all-digital studio and station facility for KITV, of which $1.8 million was escrowed in 1996. KITV will vacate its leased facility at that time and terminate the lease.

   To complete the Hearst Transaction, the Company is required to obtain financing to refinance or fund (i) outstanding balances under the Bank Credit Agreement; (ii) the Company's

Senior Subordinated Notes discussed above; (iii) certain Hearst debt to be assumed by Hearst-Argyle; and (iv) fees and expenses associated with the Hearst Transaction. The Company has received a financing commitment from Chase Manhattan Bank (Chase) to provide a $1.0 billion credit facility (the New
Credit Facility) for these purposes with excess available for future acquisitions and general corporate purposes. The Company and Chase currently are in the process of negotiating the terms of the definitive agreements for the New Credit Facility.

   The Company anticipates that its operating cash flow, together with amounts available to it under the Bank Credit Agreement and the New Credit Facility (assuming the Hearst Transaction is consummated), will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures for the Company for the next 12 months.

   The Company intends to register new shares of Hearst-Argyle Series A Common Stock and debt securities for future public sale under the Securities Act of 1933. Any offering of such securities will be made only by means of a prospectus.

INCOME TAXES
------------

   The Company has gross deferred tax assets related to acquired intangible assets and net operating loss carryforwards of approximately $2.6 and $36.4 million, respectively. These deferred tax assets are fully reserved at June 30, 1997. The Company sustained a net operating loss for tax purposes of approximately $6.4 million in the six months ended June 30, 1997. Net operating loss carryforwards of approximately $13.3 million, $16.5 million, and $6.4 million will expire in 2010, 2011, and 2012, respectively.

PART II  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS - Not Applicable
            -----------------

   ITEM 2.  CHANGES IN SECURITIES - Not Applicable
            ---------------------

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - Not Applicable
            -------------------------------

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable
            ---------------------------------------------------

   ITEM 5.  OTHER INFORMATION - Not Applicable
            -----------------

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

   (a)    Exhibit No.

          2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997 by and among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc., and Argyle Television, Inc. (Incorporated by reference to Appendix A to the Proxy Statement/Prospectus included in the Company's Registration Statement on Form S-4 [File No. 333-32487] filed July 31, 1997.)

          10.1(a) Third Amendment dated July 1, 1997 to Amended and Restated Agreement of Limited Partnership of Argyle Television Investors, L.P., dated as of May 10, 1995, as amended by amendment dated June 13, 1995 and Second Amendment dated July 24, 1995.

          10.1(b) Agreement of Limited Partnership of Argyle Television Investors (Foreign), L.P. dated July 1, 1997.

          10.3 Commitment letter dated June 17, 1997 issued by the Chase Manhattan Bank. (Incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-4 [File No. 333-32487] filed July 31, 1997.)

          19.1 Proxy Statement/Prospectus of the Company dated July 31, 1997 mailed to stockholders in connection with the Company's Annual Meeting of Stockholders to be held August 28, 1997. (Included within the Company's Registration Statement on Form S-4 [File No. 333-32487] filed July 31, 1997.)

          27.1     Financial Data Schedule.

          99.1     Press release issued July 17, 1997.

          99.2     Press release issued August 5, 1997.

   (b)    Reports on Form 8-K

          On April 15, 1997, the Company filed a Form 8-K/A, which amended the Company's Form 8-K dated as of January 31, 1997, relating to the transaction with Gannett to exchange WZZM and WGRZ for WLWT and KOCO. This Form 8-K/A reported information under Items 2 and 7 of Form 8-K, including the financial statements more fully described therein.

______________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Argyle Television, Inc.
                              -------------------------------------------------
                              Registrant



August 14, 1997               By: /s/ Harry T. Hawks
---------------                   ---------------------------------------------
Date                              Harry T. Hawks, Chief Financial Officer,
                                   Assistant Secretary, and Treasurer
                                   (Principal Financial Officer)




August 14, 1997               By: /s/ Teresa D. Lopez
---------------                   ---------------------------------------------
Date                              Teresa D. Lopez, Controller and
                                   Assistant Secretary
                                   (Principal Accounting Officer)