Form 10-Q
period 1997-09-30
ARGYLE TELEVISION INC
filed 1997-11-14
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER: 0-27000

                        HEARST-ARGYLE TELEVISION, INC.

            (Exact name of registrant as specified in its charter)

DELAWARE                                                              74-2717523
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                         Identification Number)


959 EIGHTH AVENUE                                                 (212) 649-2307
NEW YORK, NY  10019                              (Registrant's telephone number,
(Address of principal executive offices)                    including area code)

                            Argyle Television, Inc.

                 200 Concord Plaza, Suite 700, San Antonio, TX
        --------------------------------------------------------------
        78216 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

As of November 13, 1997, the Registrant had 50,902,206 shares of common stock outstanding. Consisting of 12,291,204 shares of Series A Common Stock and 38,611,002 shares of Series B Common Stock.

================================================================================

                        HEARST-ARGYLE TELEVISION, INC.

                                     INDEX

                                                                                                  PAGE NO.

PART I     FINANCIAL INFORMATION

         ITEM 1.    FINANCIAL STATEMENTS

                    Condensed Consolidated Balance Sheets at December 31, 1996 and
                         September 30, 1997 (Unaudited)..................................................1

                    Condensed Consolidated Statements of Operations for the
                         three months and nine months ended September 30, 1996, and two months and eight months ended August 31, 1997
                         (Predecessor)

                         and one month ended September 30, 1997 (Unaudited)..............................3

                    Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, eight months ended August 31, 1997
                         (Predecessor) and one month ended September 30, 1997.
                         (Unaudited).....................................................................4

                    Notes to Condensed Consolidated Financial Statements
                         (Unaudited).....................................................................5

         ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..........................................................12

PART II    OTHER INFORMATION

           Item 1.    Legal Proceedings.................................................................18
           Item 2.    Changes in Securities.............................................................18
           Item 3.    Defaults Upon Senior Securities...................................................19
           Item 4.    Submission of Matters to a Vote of Security Holders...............................19
           Item 5.    Other Information.................................................................20
           Item 6.    Exhibits and Reports on Form 8-K..................................................20

SIGNATURES..............................................................................................22

                        HEARST-ARGYLE TELEVISION, INC.

PART I     FINANCIAL INFORMATION

           ITEM 1.    FINANCIAL STATEMENTS


                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                DECEMBER 31, 1996      SEPTEMBER 30, 1997
                                                  (PREDECESSOR)            (UNAUDITED)

                                             -----------------------------------------------------
                                                               (In thousands)

ASSETS
Current assets:
   Cash and cash equivalents                          $    949             $ 30,664
   Accounts receivable, net                             14,936               72,270
   Barter program rights                                 5,912                7,364
   Program rights                                        3,934               37,676
   Deferred taxes                                         --                  1,589
   Net assets held for sale                               --                 20,818
   Other                                                 1,895                6,802
                                             -----------------------------------------------------
Total current assets                                    27,626              177,183

Property, plant and equipment, net                      39,213               88,457

Intangible assets, net                                 231,855              615,426

Other assets:

   Pension asset                                          --                 25,101
   Deferred acquisition and financing costs,
      net                                                5,788               10,163
   Barter program rights, noncurrent                     5,334                2,871
   Program rights, noncurrent                            3,580                2,767
   Other                                                15,212               15,374
                                             -----------------------------------------------------

Total assets                                          $328,608             $937,342
                                             =====================================================


                        HEARST-ARGYLE TELEVISION, INC.


                                         DECEMBER 31, 1996       SEPTEMBER 30, 1997
                                           (PREDECESSOR)            (UNAUDITED)
                                         -----------------------------------------
                                                       (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable                             $   1,001            $   4,843
   Accrued liabilities                              5,612               41,565
   Barter program rights payable                    6,776                7,364
   Program rights payable                           4,251               37,665
   Other                                              868                1,122
                                         -----------------------------------------
Total current liabilities                          18,508               92,559

Barter program rights payable                       5,333                2,871
Program rights payable                              3,610                3,301
Long-term debt                                    171,500              565,000
Deferred taxes                                       --                 51,371
Due to The Hearst Corporation                        --                 71,626
Other liabilities                                     505                  465

Stockholders' equity:

    Series A Preferred stock                            1                    1
    Series B Preferred stock                            1                    1
    Series A common stock                              38                   82
    Series B common stock                               2                  386
    Series C common stock                              73                 --
   Additional paid-in capital                     159,454              186,994
   Accumulated deficit                            (30,417)             (37,315)
                                         -----------------------------------------
Total stockholders' equity                        129,152              150,149

Total liabilities and stockholders'
  equity                                        $ 328,608            $ 937,342
                                         ========================================

    See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                          THREE MONTHS        TWO MONTHS       NINE MONTHS      EIGHT MONTHS        ONE MONTH
                                              ENDED             ENDED             ENDED             ENDED             ENDED
                                          SEPTEMBER 30        AUGUST 31        SEPTEMBER 30       AUGUST 31       SEPTEMBER 30
                                        ------------------------------------------------------------------------------------------
                                               1996              1997              1996             1997               1997
                                                                     (PREDECESSOR)
                                        ------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)

Total revenues                              $ 17,439          $ 12,061          $ 51,496          $ 51,826          $ 34,075

Station operating expenses                     9,172             6,243            27,544            27,610            14,816
Amortization of program rights                 1,137               714             3,708             2,833             3,724
Depreciation and amortization                  6,503             4,195            17,227            16,955             2,920
                                        ------------------------------------------------------------------------------------------
Station operating income                         627               909             3,017             4,428            12,615

Corporate general and administrative
     Expenses                                  1,636               796             3,503             2,700               537
Non-cash compensation expense                    169             3,015               506             3,518              --
                                        ------------------------------------------------------------------------------------------
Operating income/(loss)                       (1,178)           (2,902)             (992)           (1,790)           12,078

Interest expense, net                          4,741             3,342            12,045            12,749             3,870
                                        ------------------------------------------------------------------------------------------
Income/(loss) before taxes                    (5,919)           (6,244)          (13,037)          (14,539)            8,208

Income taxes                                    --                --                --                --              (3,418)
                                        ------------------------------------------------------------------------------------------
Net income/(loss)                             (5,919)           (6,244)          (13,037)          (14,539)            4,790

Less preferred stock dividends                  (356)             --                (474)             (711)             (355)
                                        ------------------------------------------------------------------------------------------
Income/(loss) applicable to common
Stockholders                                $ (6,275)         $ (6,244)         $(13,511)         $(15,250)         $  4,435
                                        ==========================================================================================


Earnings/(loss) per common share            $  (0.55)         $  (0.55)         $  (1.21)          $ (1.34)         $   0.09
                                        ==========================================================================================


Weighted average number of common
shares outstanding                            11,347            11,347            11,212            11,347            46,888
                                        ==========================================================================================


See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS       EIGHT MONTHS      ONE MONTH
                                                                  ENDED             ENDED            ENDED
                                                               SEPTEMBER 30,      AUGUST 31,       SEPTEMBER 30,
                                                               -------------------------------------------------
                                                                  1996              1997              1997
                                                                         (PREDECESSOR)
                                                               -------------------------------------------------
                                                                               (In thousands)
OPERATING ACTIVITIES
Net income/(loss)                                               $ (13,037)      $ (14,539)        $   4,790
Adjustments to reconcile net income/(loss) to net cash
provided by operating activities:
    Depreciation                                                    3,369           3,766             1,034
    Amortization of intangible assets                              13,858          13,189             1,886
    Amortization of deferred financing costs                          680             434               975
    Amortization of program rights                                  3,708           2,833             3,724
    Program payments                                               (2,761)         (3,034)           (3,989)
    Deferred income taxes                                            --              --               2,940
    Compensation element of stock options                             506           3,518              --
    Fair value adjustments of interest rate protection
        Agreements                                                  1,082            --                --
    Changes in operating assets and liabilities, net                 (933)          5,956            (3,206)
                                                               -------------------------------------------------
Net cash provided by operating activities                           6,472          12,123             8,154

INVESTING ACTIVITIES
Clear Channel Venture Payment                                     (13,031)           --                --
Acquisition of stations                                            (5,889)        (24,365)             --
Purchases of property, plant, and equipment                        (5,328)        (12,138)             (132)
Partial payment on relocation of studio                            (1,664)           --                --
                                                               -------------------------------------------------
Net cash used in investing activities                             (25,912)        (36,503)             (132)

FINANCING ACTIVITIES
Financing costs and other                                            (125)         (5,261)             --
Dividends paid on preferred stock                                    (474)           (711)             (355)
Payment to shareholders relating to Hearst Transaction               --              --             (91,910)
Proceeds from issuance of long-term debt                           28,500          88,000           100,000
Payment of long-term debt                                          (7,000)        (54,500)          (15,000)
                                                               -------------------------------------------------
Net cash provided by (used in) financing activities                20,901          27,528            (7,265)
                                                               -------------------------------------------------
Increase in cash and cash equivalents                               1,461           3,148               757
Cash and cash equivalents at beginning of period                    2,206             949            29,907
Cash and cash equivalents at end of period                      $   3,667       $   4,097         $  30,664
                                                               =================================================
Businesses acquired in purchase transaction:
    Fair market value of assets acquired                        $  38,259       $  24,379         $    --
    Liabilities assumed                                            (4,773)            (14)             --
    Issuance of preferred stock                                   (21,876)           --                --
    Issuance of common stock                                       (5,721)           --                --
                                                               -------------------------------------------------
Net cash paid for acquisitions                                  $   5,889       $  24,365         $    --
                                                               =================================================
Supplemental Cash Flow Information:
Net purchase price valuation adjustment affecting equipment
    and FCC licenses, intangibles and working capital           $   1,556            --             $24,050


See accompanying notes

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997


1.     SUMMARY OF ACCOUNTING POLICIES

       The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. References herein to the Company include its subsidiaries, unless the context requires otherwise.

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

2.     ACQUISITIONS

       The Company is the successor to the combined operations of Argyle Television, Inc. ("Argyle" and "Predecessor") and the television broadcast group of The Hearst Corporation ("Hearst") pursuant to a merger transaction that was consummated on August 29, 1997, effective September 1, 1997 for accounting purposes (the "Hearst Transaction"). In that transaction, Hearst (the accounting acquiror) contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). As a result of the Hearst Transaction, Hearst currently owns approximately 38.6 million shares of the Company's Series B Common Stock, comprising approximately 76% of the total outstanding common stock of the Company.

       In November 1996, Argyle entered into a definitive agreement (the "Gannett Swap") with Gannett Co., Inc. ("Gannett") to swap the Company's WZZM and WGRZ for Gannett's WLWT, the NBC affiliate in Cincinnati, Ohio, and KOCO, the ABC affiliate in Oklahoma City, Oklahoma. In connection with this transaction, Argyle agreed to pay Gannett $20 million in additional consideration, funded by borrowings under Argyle's Bank Credit Agreement dated October 27, 1995 ("Old Credit Agreement"). This transaction closed on January 31, 1997.

       These transactions were accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses and network affiliation agreements and goodwill. The final asset and liability fair values may differ from those set forth in the

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997


accompanying condensed consolidated balance sheet at September 30, 1997; however, the changes, if any, are not expected to have a material effect on the consolidated financial statements of the Company. The condensed consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.

       Giving effect to the Hearst Transaction and the Gannett Swap discussed above, unaudited pro forma results of operations reflecting combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WDTN, (the "Hearst Broadcast Group"), WAPT, KITV, WLWT, KOCO, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture and fees for managing certain stations owned by Hearst pursuant to a management agreement (See Note 5. Related Party Transactions) as if all acquisitions, transactions and financings occurred as of January 1, 1996, are as follows:

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30
                                                                           ---------------------------------------------
                                                                                        1996             1997
                                                                           ---------------------------------------------
                                                                               (In thousands, except per share data)

Total revenues                                                                        $266,172      $   275,417
Income from continuing operations attributable to
   common stock                                                                       $ 26,023      $    31,072
Income from continuing operations per share attributable
   to common stock
                                                                                      $   0.49      $      0.58

Pro Forma number of shares used in calculations

                                                                                        53,576           53,576

       The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.     LONG-TERM DEBT

         Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Credit Facility") with the Chase Manhattan Bank ("Chase"). The Credit Facility will mature on December 31, 2004 (the "Maturity Date"). On December 31, 1999 (the "Conversion Date"), outstanding principal indebtedness under the Credit Facility up to $750 million will be converted into a five-year term loan (the "Term Loan"). The outstanding principal balance of the Term Loan on the Conversion Date (the "Initial Term Loan Balance") is to be repaid in quarterly installments on the following schedule for the years indicated: 2000-2.5% of the Initial Term Loan Balance per quarter; 2001-3.75% of the Initial Term Loan Balance per quarter; 2002-5% of the Initial Term Loan Balance per quarter; 2003-6.25% of the

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997


Initial Term Loan Balance per quarter; and, 2004-7.5% of the Initial Term Loan Balance per quarter. On the Conversion Date and through the Maturity Date, Chase will also provide a $250 million revolving credit facility (the "Revolving Facility") to the Company. As of September 30, 1997, the Company had $860.0 million available under the Credit Facility.

         The Credit Facility is unsecured, but the Company provided a negative pledge on (or, in other words, will not grant to any third party a security interest in) its assets and the stock of its subsidiaries.

         Outstanding principal balances under the Credit Facility (including, after the Conversion Date, borrowings under the Term Loan and the Revolving Facility) will bear interest at the "applicable margin" plus either, at the Company's option, LIBOR or the "alternate base rate." The "applicable margin" will vary depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The "alternate base rate" is the higher of (i) Chase's prime rate, (ii) 1% plus the secondary market rate for three month certificates of deposit, or (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company will also be required to pay an annual commitment fee based on the unused portion of the Credit Facility and the applicable margin ranging from 0.1875% to 0.1250% (but after the Conversion Date, only on the unused portion of the Revolving Facility).

         The Credit Facility contains certain financial and other covenants and restrictions that the Company, among other things, (i) limit the Company's ratio of total debt to operating cash flow to not greater than 5.5 through December 30, 1999; 5.0 from December 31, 1999 through December 30, 2000; 4.5 from December 31, 2000 through December 30, 2001; and 4.0 from December 31, 2001 through the Maturity Date; (ii) require the Company to maintain a ratio of operating cash flow to interest expense of not less than 2.0 through December 31, 1999, and not less than 2.5 thereafter; (iii) require the Company to maintain a ratio of operating cash flow to "fixed charges" (generally, interest expense, scheduled repayments of principal, taxes and capital expenditures) of not less than 1.15; (iv) restrict the amount of operating cash flow from businesses other than the broadcast business to 25% or less of the Company's total operating cash flow; and, (v) at such times when the ratio of total debt to operating cash flow is greater than or equal to 4.0, restrict the payment of dividends and the repurchase of stock to the sum of (x) $100 million; (y) proceeds from future stock issuances; and, (z) one-third of cash provided by operations in excess of fixed charges.

         The Credit Facility will also provide that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board.

       On August 29, 1997, the Old Credit Agreement was retired and related deferred financing fees were written-off.

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997


     As part of the Hearst Transaction, the Company assumed $275 million of Hearst Private Placement Debt. The holders of the Private Placement Debt are Metropolitan Life Insurance Company and The Prudential Insurance Company of America. The Private Placement Debt consists of three series of notes having the following terms:



     SERIES                                    AMOUNT              INTEREST RATE            DUE DATE
     ------                                    ------              -------------            --------

A..........................                  $ 47,500,000             7.87%                 12/22/01
B..........................                  $180,000,000             8.01%                 12/22/02
C..........................                  $ 47,500,000             8.04%                 12/22/03


The Company intends to repay the Private Placement Debt prior to December 31, 1997 using funds available under the Credit Facility. Under the terms of the Private Placement Debt, when the Company repays this debt the Company will have to pay the holders thereof a "make-whole" premium. The amount of the make-whole premium is determined by a formula based on the yield for U.S. Treasury securities having a maturity equal to then-remaining maturity of the notes comprising the Private Placement Debt plus 50 basis points. Generally, the make-whole premium decreases with the passage of time and an increase in market interest rates, and increases with a decrease in market interest rates. Assuming repayment of the Private Placement Debt on November 14, 1997, the make-whole premium would be approximately $19 million.



     Long-term debt consists of the following:

                                                                          December 31, 1996        September 30, 1997

                                                                       --------------------------------------------------
Old Credit Agreement dated October 27, 1995:
    Revolving credit facility                                              $ 21,500,000                       --
Credit Facility dated August 29, 1997:
    Revolving credit facility                                                      --                 $140,000,000
Senior Subordinated Notes                                                   150,000,000                150,000,000
Private Placement Debt                                                      275,000,000
Less current maturities                                                            --                         --
                                                                       --------------------------------------------------
                                                                           $171,500,000               $565,000,000
                                                                       ==================================================


       Under the terms of the Old Credit Agreement, Argyle was required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate.

       Argyle wrote two options that gave the option holder the right to enter into two interest rate swap agreements with Argyle during May and June 1996. Option premiums for these two options were $1,000,477. The option holder exercised these options in May and June 1996, effectively fixing Argyle's interest rate at approximately 7% on $35 million of its borrowings until June 1999.

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997



       Additional information regarding these interest rate protection agreements in effect at September 30, 1997 follows:


                                          NOTIONAL AMOUNT         AVERAGE            AVERAGE          ESTIMATED FAIR
                                                               RECEIVE RATE          PAY RATE              VALUE
                                        ------------------------------------------------------------------------------

Interest rate swap agreements:
      Fixed rate agreement                  $20,000,000           LIBOR                 7.01%            $  (351,855)
      Fixed rate agreement                  $15,000,000           LIBOR                 6.98%            $  (265,412)



       The Company is exposed to credit loss in the event the other parties on the above agreements do not perform, but the Company does not anticipate non-performance by any of these counter parties, all of which are major financial institutions.

4.    INCOME TAXES

       For periods ending prior to August 29, 1997, the Company will file stand-alone Federal, state and local income tax returns. For the period from August 29, 1997 through November 12, 1997 the Company will be included in Hearst's consolidated Federal, state and local income tax returns. Subsequent to November 13, 1997 when Hearst's ownership percentage of the Company fell below 80% as a result of the issuance of additional shares by the Company (see Note
8), the Company will file stand-alone Federal, state and local income tax returns.

5.     STOCK OPTIONS

       The Company's Board of Directors approved the amendment and restatement of Argyle's second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan.

       The amendment amends and restates Argyle's existing option plan to, among other things, (i) increase the number of shares reserved for issuance under the plan from 1,022,727 to 3 million; (ii) reduce the antidilution adjustment provision from 12% to 6.25% of the fully-diluted shares reserved for issuance under the plan; (iii) provide for the administration of the plan by the Board of Directors; (iv) reduce the limit on the maximum number of shares of common stock for which options may be granted under the Option Plan to any participant during any year from 1,022,727 to 500,000 shares; (v) permit the Board of Directors to approve the termination of a participant's employment or service and accelerate the exercisability of any then unexercisable options, extend the exercise period following termination of employment during which any outstanding options may be exercised (but not beyond the original exercise period thereof) or modify the vesting terms and extend the exercise period of the grant; (vi) permit a participant to transfer exercise rights to any outstanding non-qualified stock options to immediate family members for bona fide estate planning purposes;
(vii) amend the definition of "change of

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997



control" to include any transaction or series of transactions such as a going-private transaction contemplated by Rule 13e-3 of the Exchange Act; and, (viii) provide for the annual award of options covering a fixed number of shares to each non-employee director for each year that he or she continues to serve as a director.

       As of September 30, 1997, the Company has approximately 1.8 million stock options outstanding which were granted at fair market value and are exercisable over 3 years. Currently approximately 200,000 are vested.

6.      NET ASSETS HELD FOR SALE

       Upon completion of the Hearst Transaction, the Company owns television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company will be required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying condensed consolidated balance sheet as of September 30, 1997, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company expects to complete the sale or exchange of these assets within one year.

7.      RELATED PARTY TRANSACTIONS

       Argyle entered into separate agreements with one of its former shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the "Partnerships"), under which Argyle provided to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the Partnerships were required to reimburse Argyle for expenses and costs allocated to providing those services to the Partnerships. During the two and eight months ended August 31, 1997, Argyle recognized total reimbursements of $0 and $424,000, respectively under these agreements. Such reimbursements were offset against corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Such Partnerships are no longer shareholders of the Company and no such agreement currently exists.

       The Company has entered into a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station within 36 months of its acquisition); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing

                      HEARST-ARGYLE TELEVISION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997



Agreement (whereby Hearst and the Company have established the sharing of federal, state and local taxes after the Company became part of the consolidated tax return of Hearst); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company recorded expenses of approximately $200,000 relating to the Services Agreement, during the month of September 1997. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties where applicable.

       In connection with the Hearst Transaction and related transactions, Hearst may receive approximately 2.7 million additional shares of Series B common Stock. As of September 30, 1997, none of these shares had been issued. The Company has recorded a payable to Hearst until the shares are issued.

8.     SUBSEQUENT EVENTS

       On November 12, 1997, the Company sold an aggregate of 4,000,000 shares of Series A Common Stock, par value $.01 per share at $27 per share. In connection with the offering of such shares, the Company granted the underwriters a 30-day option to purchase up to an additional 600,000 shares at the offering price of $27 per share. This option expires on December 4, 1997.
On November 13, 1997 the Company issued $125,000,000 aggregate principal amount of 7.0% Senior Notes due 2007 and $175,000,000 aggregate principal amount of 7.50% Senior Notes due 2027 (collectively, the "Senior Notes"). The net proceeds from both issuances were used to reduce borrowings under the Credit Facility.

       ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  -----------------------------------------------------------
                  AND RESULTS OF OPERATIONS
                  -------------------------

RESULTS OF OPERATIONS
---------------------

       On August 29, 1997 (September 1, 1997 for accounting purposes), Argyle consummated an agreement with The Hearst Corporation (Hearst) to combine the Hearst Broadcast Group (WCVB, WBAL, WTAE, WISN, WDTN and KMBC) with and into Argyle to form Hearst-Argyle Television, Inc. (The "Company"). In addition, the Company agreed to manage WWWB, WPBF and KCWB (the "Managed Stations"), two of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 2 and 7 to the financial statements). The Company is currently reviewing whether or not the Hearst Transaction will result in a one-time restructuring charge to the Company, which could amount to approximately $10.0 million.

       In January 1995, Argyle acquired three television stations -- WZZM, WNAC and WAPT. Argyle acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, Argyle acquired KHBS and its satellite KHOG (Arkansas Stations). On July 1, 1996, Argyle entered into a Joint Marketing and Programming Agreement (Clear Channel Venture) with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, Argyle swapped WZZM and WGRZ under the terms of an agreement (Gannett Swap) for WLWT and KOCO with Gannett Co., Inc. (Gannett). (See Note 2 to the financial statements.)

       The following discussion of results of operations does not include the full-year pro forma effects of the Hearst Transaction.

       For comparative purposes, results of operations for the three and nine months ended September 30, 1997 include (i) WZZM and WGRZ for January; (ii) KITV, WAPT, the Arkansas Stations, and the Company's share of broadcast cash flows from the Clear Channel Venture for both periods presented; (iii) WLWT and KOCO from February through September; (iv) the Hearst Broadcast Group for September only; and, (v) fees from the Managed Stations for September only and results for the three and nine months ended September 30, 1996 include:
(i) WZZM, WAPT, KITV, and WGRZ for both periods presented; (ii) the Arkansas Stations from June through September; (iii) the Company's share of broadcast cash flows from the Clear Channel Venture for the three month period; and, (iv) WNAC from January through June. As a result of the Hearst Transaction, the condensed consolidated financial statements for the period subsequent to the Hearst Transaction are presented on a different basis of accounting than those for the period prior to the Hearst Transaction and, therefore, are not directly comparable.


                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                        ---------------------------------------------------------
                                                            1996           1997           1996           1997

                                                                             (In thousands)

Total revenues                                            $ 17,439       $ 46,136       $ 51,496       $ 85,901

Station operating expenses                                   9,172         21,059         27,544         42,426
Amortization of program rights                               1,137          4,438          3,708          6,557
Depreciation and amortization of intangibles                 6,503          7,115         17,227         19,875
                                                        ---------------------------------------------------------
Station operating income                                       627         13,524          3,017         17,043

Corporate general and administrative expenses                1,636          1,333          3,503          3,237
Non-cash compensation expense                                  169          3,015            506          3,518
                                                        ---------------------------------------------------------
Operating income /(loss)                                    (1,178)         9,176           (922)        10,288

Interest expense, net                                        4,741          7,212         12,045         16,619
                                                        ---------------------------------------------------------
Income/(loss) before taxes                                  (5,919)         1,964        (13,037)        (6,331)
Income taxes                                                  --           (3,418)          --           (3,418)
                                                        ---------------------------------------------------------
Net income/(loss)                                         $ (5,919)      $ (1,454)      $(13,037)      $ (9,749)
                                                        ---------------------------------------------------------


Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

       Total Revenues. Total revenues for the three months ended September 30, 1997 were $46.1 million, as compared to $17.4 million for the three months ended September 30, 1996, an increase of $28.7 million, or 164.9%. The increase was primarily attributable to the Hearst Transaction which added $25.7 million to total revenues for the 1997 period. In addition, the Gannett Swap added $2.3 million to total revenues for the 1997 period.

       Station Operating Expenses. Station operating expenses for the three months ended September 30, 1997 were $21.1 million, as compared to $9.2 million for the three months ended September 30, 1996, an increase of $11.9 million, or 129.3%. The increase was primarily attributable to the Hearst Transaction, which added $10.2 million to station operating expenses during the 1997 period. In addition, the Gannett Swap added $1.6 million to station operating expenses for the 1997 period.

       Depreciation and Amortization of Intangibles. Depreciation and amortization of intangible assets for the three months ended September 30, 1997 was $7.1 million, as compared to $6.5 million for the three months ended September 30, 1996, an increase of $0.6 million, or 9.2%. The increase was primarily attributable to the Hearst Transaction.


       Station Operating Income. Station operating income for the three months ended September 30, 1997 was $13.5 million, as compared to station operating income of $0.6 million for the three months ended September 30, 1996, an increase of $12.9 million, or 2,150%. This increase was primarily attributable to the Hearst Transaction and to a lesser extent the Gannett Swap.

       Corporate General and Administrative Expenses. Corporate general and administrative expenses for the three months ended September 30, 1997 were $1.3 million, and as compared to $1.6 million for the three months ended September 30, 1996, a decrease of $0.3 million, or 18.8%.

       Non-cash Compensation Expense. Non-cash compensation expense was $3.0 million in the three months ended September 30, 1997 as compared to $0.2 million in the three months ended September 30, 1996, an increase of $2.8 million, or 1400%. This represents stock option compensation expense recorded in compliance with FASB Statement 123. As a result of the Hearst Transaction, all stock options outstanding were vested and either were cancelled in exchange for consideration or rolled-over into the 1997 Stock Option Plan. Because of this, the FASB Statement 123 expense, which would have been recorded over time, was recorded in August 1997.

       Interest Expense, Net. Interest expense, net was $7.2 million for the three months ended September 30, 1997, as compared to $4.7 million for the three months ended September 30, 1996, an increase of $2.5 million, or 53.2%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1997 than 1996, which was the result of the financing of the Hearst Transaction and the Gannett Swap.

       Net Loss. As a result of the factors discussed above, the net loss for the three months ended September 30, 1997 was $1.5 million, as compared to $5.9 million for the three months ended September 30, 1996.

       Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $20.4 million for the three months ended September 30, 1997 as compared to $7.4 million for the three months ended September 30, 1996, an increase of $13.0 million, or 175.7%. The broadcast cash flow increase resulted primarily from the Hearst Transaction and to a lesser degree, the Gannett Swap. Broadcast cash flow margin increased to 44.2% for the three months ended September 30, 1997, from 42.5% for the three months ended September 30, 1996.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

       Total Revenues. Total revenues for the nine months ended September 30, 1997 were $85.9 million, as compared to $51.5 million for the nine months ended September 30, 1996, an increase of $34.4 million, or 66.8%. The increase was primarily attributable to (i) the Hearst Transaction which added $25.7 million to total revenues for the 1997 period; (ii) the Gannett Swap, which added $6.5 million, net to total revenues for the 1997 period; and (iii) the acquisition of the Arkansas Stations, which added $3.7 million to total revenues for the 1997 period. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $2.5 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

       Station Operating Expenses. Station operating expenses for the nine months ended September 30, 1997 were $42.4 million, as compared to $27.5 million for the nine months ended September 30, 1996, an increase of $14.9 million, or 54.2%. The increase was primarily attributable to (i) the Hearst Transaction which added $10.2 million to station operating expenses for the 1997 period;
(ii) the Gannett Swap, which added $3.2 million , net to station operating expenses for the 1997 period; (iii) the acquisition of the Arkansas Stations, which added $2.7 million to station operating expenses during the 1997 period; and (iv) a slight increase in trade and barter expenses at WAPT and KITV. This was offset by the Clear Channel Venture, which accounted for a $2.0 million decrease in station operating expenses during the 1997 period as a result of WNAC expenses being eliminated (netted with total revenues), and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

       Depreciation and Amortization of Intangibles. Depreciation and amortization of intangibles for the nine months ended September 30, 1997 was $19.9 million, as compared to $17.2 million for the nine months ended September 30, 1996, an increase of $2.7 million, or 15.7%. The increase was primarily attributable to the Hearst Transaction

       Station Operating Income. Station operating loss for the nine months ended September 30, 1997 was $17.0 million, as compared to $3.0 million for the nine months ended September 30, 1996, an increase of $14.0 million, or 466.7%. This increase was primarily attributable to the increase in total revenues, which more than offset the increase in station operating expenses and depreciation and amortization of intangible assets due to the Hearst Transaction and to a lesser extent, the Gannett Swap.

       Corporate General and Administrative Expenses. Corporate general and administrative expenses were $3.3 million for the nine months ended September 30, 1997 as compared to $3.5 million for the nine months ended September 30, 1996, a decrease of $0.2 million or 5.7%.

       Non-cash Compensation Expense. Non-cash compensation expense was $3.5 million in the nine months ended September 30, 1997, as compared to $0.5 million in the nine months ended September 30, 1996, an increase of $3.0 million or 600%. This represents non-cash stock option compensation expense recorded in compliance with FASB Statement 123. As a result of the Hearst Transaction, all stock options outstanding were vested and either were cancelled in exchange for consideration or rolled-over into the 1997 Stock Option Plan. Because of this, the

FASB Statement 123 expense, which would have been recorded over time, was recorded in August 1997.

       Interest Expense, Net. Interest expense, net was $16.6 million for the nine months ended September 30, 1997, as compared to $12.0 million for the nine months ended September 30, 1996, an increase of $4.6 million, or 38.3%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance in 1997 than 1996, which was the result of the transactions, acquisitions and related financings of the Hearst Transaction and the Gannett Swap. Interest expense, net for the nine months ended September 30, 1996 was reduced by $1.1 million which reflects the change in fair market value of interest rate protection agreements since December 31, 1995 recorded in compliance with FASB Statement 119. Interest rate protection agreements were accounted for using hedge accounting during the nine months ended September 30, 1997 due to the increase in debt over the notional amounts of the agreements.

       Net Loss. As a result of the factors discussed above, the net income for the nine months ended September 30, 1997 was $9.7 million, as compared to $13.0 million for the nine months ended September 30, 1996.

       Broadcast Cash Flow. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $36.5 million for the nine months ended September 30, 1997 as compared to $21.2 million for the nine months ended September 30, 1996, an increase of $15.3 million, or 72.2%. The broadcast cash flow increase resulted primarily from the Hearst Transaction, the inclusion of the Arkansas Stations for the entire 1997 period, and the effect of the Gannett Swap, net. Broadcast cash flow margin increased to 42.4% for the nine months ended September 30, 1997, from 41.2% for the nine months ended September 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

       Upon completion of the Hearst Transaction on August 29, 1997, the Company retired its Old Credit Agreement and entered into a $1 billion Credit Facility with Chase. As of September 30, 1997, there was $140.0 million outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

       The Company plans to refinance its Private Placement Debt, assumed in the Hearst Transaction, using the Credit Facility, prior to December 31, 1997. In addition, the Company may elect to refinance its Senior Subordinated Notes pursuant to provisions of the indenture sometime during 1997 or 1998. This refinancing would be funded by advances under the Credit Facility.

       On November 12, 1997 the company sold 4,000,000 shares (assuming the underwriters' over-allotment option is not exercised) of Series A Common Stock at $27 per share. On November 13, 1997, the Company issued $125,000,000 aggregate principal amount of 7.0% Senior Notes due 2007 and $175,000,000 aggregate principal amount of 7.5% Senior Notes due

2027. The Company intends to use these proceeds to pay down existing debt pursuant to its refinancing plans mentioned above.

       Capital expenditures were $6.6 million in 1996 and are $12.3 million through September 30, 1997. The Company expects to invest approximately $9.3 million in 1997, of which approximately $5.0 million has been spent during 1997, related to the construction of a new all-digital studio and station facility for KITV. Approximately $1.8 million was escrowed in 1996. During 1997, KITV will vacate its leased facility and terminate such lease.

       The Company anticipates that its primary sources of cash, those being, current cash balances, operating cash flow and amounts available under the Credit Facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures for the Company for both the next 12 months and the foreseeable future thereafter.

FORWARD-LOOKING STATEMENTS

       This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur which can affect the Company's results.

PART II    OTHER INFORMATION

       ITEM 1.     LEGAL PROCEEDINGS - Not Applicable
                   -----------------

       ITEM 2.     CHANGES IN SECURITIES
                   ---------------------

       On August 29, 1997 upon the effectiveness (the "Effective Time") of the merger (the "Merger") of Argyle Television, Inc. ("Argyle") and certain wholly-owned subsidiaries of The Hearst Corporation, the stockholders of Argyle became stockholders of Hearst-Argyle Television, Inc. (the "Company"). As stockholders of Hearst-Argyle, their rights are governed by the Delaware General Corporation Law (the "DGCL") and Hearst-Argyle's Certificate of Incorporation and bylaws. Because Argyle was the surviving corporation in the Merger, any differences between the rights of holders of Argyle capital stock and Hearst-Argyle capital stock resulted solely from differences in the respective Certificates of Incorporation and bylaws of Argyle and Hearst-Argyle prior to and after the Effective Time. As part of the Hearst Transaction, Argyle's Certificate of Incorporation was amended and restated prior to the Effective Time, pursuant to which, among other things, (i) Argyle's authorized common stock increased from 50 million to 200 million shares; (ii) Argyle's existing Series B Common Stock and Series C Common Stock was reclassified as and changed into an equal number of shares of Series A Common Stock; (iii) a Series B Common Stock was authorized and thereafter issued to Hearst in connection with the Hearst Transaction; and, (iv) the terms of Argyle's Series A Preferred Stock and Series B Preferred Stock were amended to add certain voting rights.

       Authorized Capital Stock. The Argyle Certificate of Incorporation provided for 51 million authorized shares of capital stock, consisting of 50 million shares of common stock, par value $.01 per share, and 1 million shares of preferred stock, par value $.01 per share ("Argyle Preferred Stock"). The Hearst-Argyle Certificate of Incorporation provides for 201 million authorized shares of capital stock, consisting of 200 million shares of common stock, par value $.01 per share ("Hearst-Argyle Common Stock"), and 1 million shares of Hearst-Argyle Preferred Stock.

       Common Stock. Under the Argyle Certificate of Incorporation, 35 million shares of the authorized Argyle Common Stock were designated as Series A Common Stock, 200,000 shares were designated as Series B Common Stock and 14.8 million shares were designated as Series C Common Stock. Under the Hearst-Argyle Certificate of Incorporation, 100 million shares of the authorized Hearst-Argyle Common Stock are designated as Series A Common Stock and 100 million shares are designated as Series B Common Stock. All of Hearst-Argyle's Series B Common Stock is held by Hearst. The Hearst-Argyle Certificate of Incorporation provides that if at any time Hearst first owns less than 20% of all shares of Hearst-Argyle Common Stock then issued and outstanding, the issued and outstanding shares of Hearst-Argyle Series B Common Stock automatically will be converted into shares of Hearst-Argyle Series A Common Stock and Hearst-Argyle will not be entitled to issue any additional shares of Hearst-Argyle Series B Common Stock.

       Preferred Stock. Under the Argyle Certificate of Incorporation, 12,500 shares of the authorized Argyle Preferred Stock were designated as Series A Preferred Stock and 12,500 shares were designated as Series B Preferred Stock. Under the Hearst-Argyle Certificate of Incorporation, 12,500 shares of the authorized Hearst-Argyle Preferred Stock are designated as Hearst-Argyle Series A Preferred Stock and 12,500 shares are designated as Hearst-Argyle Series B Preferred Stock. Unlike the Argyle Preferred Stock, the Hearst-Argyle Preferred Stock has certain voting rights as described below.

       Voting. Under Argyle's Certificate of Incorporation, holders of Series A Common Stock or Series B Common Stock were entitled to vote on all matters submitted to a vote of stockholders. Argyle's Series C Common Stock was entitled to vote only with respect to (i) amendments to the Argyle Certificate of Incorporation that altered or changed the powers, preferences or special rights of their respective series so as to affect them adversely, and (ii) such other matters as required class votes under the DGCL and Argyle's Certificate of Incorporation. Likewise, holders of Argyle Preferred Stock were entitled to vote only with respect to amendments to the Argyle Certificate of Incorporation that adversely altered or changed the rights, preferences, privileges or powers of their respective preferred series. Under the Hearst-Argyle Certificate of Incorporation, holders of Hearst-Argyle Common Stock are entitled to vote on all matters submitted to a vote of the stockholders and holders of Hearst-Argyle Preferred Stock are entitled to vote on all matters on which the holders of Series A Common Stock are entitled to vote.

       With respect to any election of directors by the Argyle stockholders, the holders of Series B Common Stock were entitled to elect a majority of the Argyle Board and the holders of Series A Common Stock were entitled to elect the balance of the Argyle Board. Under the Hearst-Argyle Certificate of Incorporation, however, the holders of Hearst-Argyle Series A Common Stock elect only two directors of the Hearst-Argyle Board and the holders of Hearst-Argyle Series B Common Stock elect the balance of the Hearst-Argyle Board. Under the Argyle Certificate of Incorporation, only the holders of Series A Common Stock could remove a Series A Director for cause and only the holders of Series B Common Stock could remove a Series B Director for cause. Under the Hearst-Argyle Certificate of Incorporation, a Series A Director and a Series B Director can only be removed for cause by the vote of a majority of the holders of Hearst-Argyle Common Stock voting together as a class.

       ITEM 3.     DEFAULTS UPON SENIOR SECURITIES - Not Applicable
                   -------------------------------

       ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                   ---------------------------------------------------

       The Annual Meeting of Shareholders was held on August 28, 1997. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:


          NOMINEE                          FOR                 AGAINST                  ABSTAIN
          -------                          ---                 -------                  -------
          David Pulver (1)             11,028,986               49,630                    -0-
          Blake Byrne (2)                36,000                  -0-                      -0-


--------------------
(1) Series A Director. To be elected by the holders of Series A shares voting as a class.

(2) Series B Director. To be elected by the holders of Series B shares voting as a class.

       In addition to the election of directors, two additional proposals were approved by the Company's shareholders. The following chart indicates the number of votes cast for and against and the number of absentions with respect to the proposal to approve and adopt the Amended and Restated Agreement and Plan of Merger dated as of March 26, 1997 among Argyle Television, Inc., The Hearst Corporation ("Hearst"), and certain wholly-owned subsidiaries of Hearst, and related transactions:

                PROPOSAL TWO
                ------------
                For                                10,253,299
                Against                            20
                Abstain                            825,297


       The following chart indicates the number of votes cast for and against and the number of absentions with respect to the proposal to amend and restate Argyle's second amended and restated 1994 Stock Option Plan and adopt such amendment and restatement as the resulting 1997 Stock Option Plan. (See "Plan Proposal")

                PROPOSAL THREE
                --------------
                For                                10,245,869
                Against                            7,440
                Abstain                            825,297

       ITEM 5.    OTHER INFORMATION - Not Applicable

       ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibit No.

       10.1 Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation.

       10.2 Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation.

       10.3 Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation.

       10.4 Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation.

       10.5 Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation.

       10.6 Amendment to the Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation.

       27.1       Financial Data Schedule.

       (b)         Reports on Form 8-K

                   On September 15, 1997, the Company filed a Form 8-K, which was subsequently amended on September 26, 1997, relating to the Hearst Transaction, which filing included information under Item 2 thereof relating to such transaction and attached as exhibits the press release relating to such transaction and the consent of independent accountants.

                   On October 16, 1997, the Company filed a Form 8-K, which was subsequently amended on October 20, 1997, relating to the change in accountants and certain matters associated with the Hearst Transaction.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Hearst-Argyle Television, Inc.
                                             --------------------------------
                                             Registrant

November 14,1997                        By:  /s/ Harry T. Hawks
--------------------------------             --------------------------------
Date                                         Harry T. Hawks, Chief Financial
                                             Officer, Assistant Secretary,
                                             and Treasurer
                                             (Principal Financial Officer)

November 14, 1997                       By:  /s/ Teresa D. Lopez
--------------------------------             ---------------------------------
Date                                         Teresa D. Lopez, Controller and
                                             Assistant Secretary
                                             (Principal Accounting Officer)