Form 10-K405
period 1997-12-31
HEARST ARGYLE TELEVISION INC
filed 1998-03-31
CIK 949536

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-K
(Mark One)

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from_________to__________

                          Commission file number 0-2700

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                  74-2717523
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                   Identification No.)

                 888 Seventh Avenue                                10106
                    New York, NY                                (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 649-2300

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 Series A Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 6, 1998, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the Nasdaq National Market, was approximately $405,000,000.

Shares of Common Stock outstanding at March 6, 1998: 53,839,252 shares, (consisting of 12,540,604 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13), and Item 4 of the Company's Current Reports on Form 8-K filed with the Commission on October 17, 1997 and October 20, 1997, is incorporated into Part II (Item 9).

================================================================================

                           FORWARD-LOOKING STATEMENTS

      THE FORWARD LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW (AS DEFINED HEREIN) AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

                                     PART I

ITEM 1. BUSINESS

      The Company owns or manages 15 network-affiliated television stations reaching approximately 11.5% of U.S. television households. The Company is the largest, "pure-play" publicly owned television broadcast group in the U.S.

      The Company was formed in 1994 as a Delaware corporation under the name Argyle Television, Inc. ("Argyle"), and its business operations began in January 1995 with the consummation of its acquisition of three television stations. The Company is the successor to the combined operations of Argyle and the television broadcast group of The Hearst Corporation ("Hearst") pursuant to a merger transaction that was consummated on August 29, 1997 (the "Hearst Transaction"). Hearst, one of the nation's largest privately-held companies, is a diversified communications company engaged in a broad range of publishing, broadcasting, cable television networks and other communications activities. In the Hearst Transaction, Hearst contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). As a result of the Hearst Transaction and related transactions, Hearst currently owns through a subsidiary approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company. Through its ownership of the Company's Series B Common Stock, Hearst has the right to elect nine of the 11 members of the Company's Board of Directors.

The Stations

      The Company owns 12 television stations (the "Stations"), eight of which are in the top 50 of the 211 generally recognized geographic designated market areas ("DMAs") according to A.C. Nielsen Co. ("Nielsen") estimates for the 1997-1998 broadcasting season. In addition, the Company manages two television stations and two radio stations that are owned by Hearst: WWWB-TV in Tampa, Florida, WPBF-TV in West Palm Beach, Florida and WBAL(AM) and WIYY(FM) in Baltimore, Maryland. The Company also provides management services to Hearst in order to allow Hearst to fulfill its obligations under a program service and time brokerage agreement between Hearst and the permittee of KCWB-TV in Kansas City, Missouri (the "Missouri LMA"). For the year ended December 31, 1997, on a pro forma basis after giving effect to the consummation of the Hearst Transaction, the Company's total revenues and broadcast cash flow were $387.8 million and $175.8 million, respectively.

      Under the order of the Federal Communications Commission (the "FCC") approving the Hearst Transaction, because of signal overlaps the Company must divest two of its television stations (WNAC-TV in Providence, Rhode Island, and WDTN-TV in Dayton, Ohio) and has filed applications with the FCC for the transfer of ownership of such stations. The Company has entered into an agreement with STC Broadcasting, Inc. and related entities (collectively, "STC") to accomplish a tax-deferred exchange of such stations for three stations currently owned or to be acquired by STC. See "Recent Developments--Station Swaps."

      The following table sets forth certain information for each of the Company's owned and managed television stations:

                                                                                     Percentage
                                                                                       of U.S.
                               Market                     Network                    Television
          Market               Rank(1)       Station    Affiliation    Channel      Households(2)
 ---------------------       -------------   -------    -----------    -------      -------------
*Boston, MA                        6          WCVB          ABC              5              2.22%
*Tampa, FL(3)                     15          WWWB          WB              32              1.47%
*Pittsburgh, PA                   19          WTAE          ABC              4              1.16%
*Baltimore, MD                    23          WBAL          NBC             11              1.01%
Cincinnati, OH                    30          WLWT          NBC              5              0.81%
*Kansas City, MO                  31          KMBC          ABC              9              0.81%
*Kansas City, MO(3)               31          KCWB          UPN             29                ***
*Milwaukee, WI                    32          WISN          ABC             12              0.81%
*West Palm Beach, FL(3)           43          WPBF          ABC             12              0.61%
Oklahoma City, OK                 44          KOCO          ABC              5              0.61%
Providence, RI(4)(5)              49          WNAC          FOX             64              0.57%
*Dayton, OH(4)                    53          WDTN          ABC              4              0.52%
Honolulu, HI                      71          KITV          ABC              4              0.39%
Jackson, MS                       90          WAPT          ABC             16              0.30%
Fort Smith/                      116          KHBS/         ABC/            40/             0.22%
Fayetteville, AR                              KHOG          ABC             29             ------
         Total                                                                             11.51%
                                                                                           =====

----------
* Denotes a station owned or operated by the Company as a consequence of the Hearst Transaction.

(1) Market rank is based on the relative size of the DMA among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1997-98 season.

(2)   Based on Nielsen estimates for the 1997-98 season.

(3) WWWB-TV and WPBF-TV are managed by the Company under a management agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under the Missouri LMA with KCWB.

(4) WNAC-TV's (Providence, RI) broadcast signal overlaps with WCVB-TV's (Boston, MA) broadcast signal, and WDTN-TV's (Dayton, OH) broadcast signal overlaps with WLWT-TV's (Cincinnati, OH) broadcast signal, Under FCC rules, a single entity cannot own stations with overlapping signals. The Company has entered into an agreement pursuant to which it will divest WNAC and WDTN. See "Recent Developments--Station Swaps."

(5) Subject to a Joint Marketing and Programming Agreement with Clear Channel Communications, Inc.

The Company has an option to acquire WWWB-TV and Hearst's interests and option with respect to KCWB-TV (together with WWWB-TV, the "Option Properties"), as well as a right of first refusal until approximately August 2000 with respect to WPBF-TV (if such station is proposed by Hearst to be sold to a third party). The option period for each Option Property commences in February 1999 and terminates in August 2000 and the purchase price is the fair market value of the station as determined by the parties, or an independent third-party appraisal, subject to certain specified parameters. If Hearst elects to sell an Option Property prior to the commencement of, or during, the option period, the Company will have a right of first refusal to acquire such Option Property. The exercise of the option and the right of first refusal will be by action of the independent directors of the Company, and any option exercise may be withdrawn by the Company after receipt of the third-party appraisal.

Network Affiliation Agreements and Relationships

      Each of the Stations is affiliated with a major network pursuant to a network affiliation agreement. Each affiliation agreement provides the affiliated Station with the right to broadcast all programs transmitted by the network with which the Station is affiliated. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. In exchange for every hour that a Station broadcasts network programming, the network pays the Station a specified network compensation payment, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Ten of the Stations have network affiliation agreements with ABC, two of the Stations have agreements with NBC, one of the Stations has an agreement with Fox, one of the Stations has an agreement with WB and one of the Stations has an agreement with UPN. Generally, the term of each affiliation agreement with ABC is two years, renewable for successive two-year periods, and each affiliation agreement is subject to cancellation by either party upon six months notice to the other party. In the case of WTAE, the affiliation agreement is not subject to cancellation on six months notice, and the term of the affiliation agreement will be successively renewed unless either party gives the other notice of non-renewal six months prior to the end of the then current term. In the case of KITV, the affiliation agreement is not expressly renewable but is effective through January 2005. In the case of WAPT, the affiliation agreement is for a term of 10 years (through March 5, 2005). In the case of WPBF, the affiliation agreement is not subject to successive renewal periods. In 1994 negotiations commenced to renew the ABC affiliation agreements relating to the ABC affiliates acquired in the Hearst Transaction to provide for, among other things, 10-year terms and increased compensation. Such agreements are still in the process of negotiation and documentation has not yet been finalized, although the Company is receiving its increased compensation. The term of the NBC affiliation agreement with WBAL is a period of seven years and is subject to successive three-year renewals unless either party gives the other notice of non-renewal 12 months prior to the end of the then current term. The NBC affiliation agreement for WLWT is for an initial term of six years (through August 28, 2000) and is renewable for successive four-year terms unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term. The UPN affiliation with KCWB is for a term through August 31, 2008. The WB network affiliation agreement is subject to successive two-year renewal periods based upon a renewal notice issued by WB, and is not subject to early cancellation unless the network ceases operations or is substantially restructured. Unlike affiliates of ABC or NBC, WB affiliates may be required to pay the network compensation based upon ratings generated by the station in return for the broadcast rights to the network's programming. The Fox affiliation agreement for WNAC may be terminated by Fox upon 90 days advance notice and provides that the network may terminate the agreement for WNAC upon 60 days notice if the network or an entity related to the network acquires a television broadcast station licensed within the Station's market. Each network has the right to terminate its affiliation agreement in the event of a material breach of such agreement by a station and in certain other circumstances. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

Recent Developments

      In addition to the Hearst Transaction, the Company recently consummated or commenced the following transactions:

      Common Stock Offering and Debt Offerings. On November 12, 1997, the Company completed an underwritten public offering of 4,232,000 shares (giving effect to the exercise of the Underwriter's over-allotment option) of Series A Common Stock, par value $.01 per share, at $27.00 per share (the "Common Stock Offering"). The Series A Common Stock is traded on the Nasdaq National Market under the symbol "HATV." On November 13, 1997, the Company completed an underwritten public offering of $300 million aggregate principal amount of 7% Senior Notes due 2007 and 7 1/2% Debentures due 2027 (the "1997 Debt Offering"). On January 13, 1998, the Company completed an underwritten public offering of the $200 million aggregate principal amount of 7% Senior Notes due 2018 (the "1998 Debt Offering," and together with the 1997 Debt Offering, the "Debt Offerings"). The aggregate net proceeds of approximately $593.0 million from the Common Stock Offering and the Debt Offerings were used to repay outstanding indebtedness.

      Subordinated Notes. On December 29, 1997, the Company completed the redemption of $45 million principal amount of the then outstanding $150 million principal amount of 9 3/4% Senior Subordinated Notes due 2005, which the Company issued in October 1995 (the "Subordinated Notes"). On March 13, 1998, the Company completed a tender offer and capital solicitation and repurchased approximately $102 million of the remaining $105 million principal amount of Subordinated Notes.

      Station Swaps. On February 18, 1998 the Company, through a wholly-owned subsidiary, entered into an Asset Exchange Agreement with STC, pursuant to which the Company agreed to exchange its television stations WDTN-TV in Dayton, Ohio, and WNAC-TV in Providence, Rhode Island, in addition to the Company's interest in certain contracts with television station WPRI-TV in Providence, Rhode Island for STC's television stations KSBW-TV, serving the Salinas-Monterey, California television market, and WPTZ-TV and WNNE-TV, serving the Burlington, Vermont-Plattsburgh, New York television market. The Company also agreed to pay STC up to approximately $21.4 million in cash, an amount based on the difference between the 1997 broadcast cash flows of the stations the Company acquired and those of the stations the Company sold. In completing the transaction, the Company is complying with an FCC order requiring that it divest WDTN-TV and WNAC-TV due to a signal overlap with its stations in Cincinnati and Boston, respectively. The transaction was structured as a tax-deferred exchange of assets pursuant to
Section 1031 of the Internal Revenue Code. Closing of the transaction is subject to consummation of STC's acquisition of WPTZ-TV and WNNE-TV from Sinclair Broadcast Group, Inc., review by the Department of Justice and the Federal Communications Commission, receipt of certain other consents and satisfaction of customary closing conditions.

The Commercial Television Broadcasting Industry

      General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for broadcasting in any one geographic area, and a license to operate a television station must be granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television systems, however, have reduced to some extent the VHF signal advantage.

      All television stations in the country are grouped by Nielsen, a national audience measuring service, into 211 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. These specific geographic markets are referred to by Nielsen as "designated market areas" ("DMAs"). Nielsen periodically publishes data on estimated audiences for the television stations in the various markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of households using television actually viewing the stations (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic grouping in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are utilized.

      Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, however, Fox effectively has evolved into the fourth major network, even though it produces seven hours less of prime time programming than the other major networks. In addition, UPN and WB Network have been launched as television networks. Stations that operate without network affiliations are referred to as "independent" stations. All of the Stations are affiliated with networks.

      The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives the majority of each day's programming from the network. This programming, along with cash payments ("Network Compensation"), is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations. In addition, a television station may acquire programming though barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying either a reduced fee or no fee for such programming.

      A fully independent station, unlike a network-affiliated station, purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. The independent station, however, may retain its entire inventory of advertising time and all of the revenues obtained therefrom.

      Television station revenues are derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio or tower rental and commercial production activities. Advertising rates are set based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts. Proposals have been advanced in Congress to require television broadcast stations to provide advertising time to political candidates at no charge, which would eliminate in whole or in part advertising revenues from political candidates. Furthermore, FCC Chairman William Kennard has indicated that the FCC may commence a proceeding to examine free or reduced-rate political airtime initiatives.

      Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues, because network-affiliated stations competed only with each other in local markets. Beginning in the 1980s, this level of dominance began to change, as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services.

      Cable television systems were first installed in significant numbers in the 1970s and were initially used primarily to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels equivalent to any of the major broadcast networks and, collectively, the broadcast originated signals still constitute the majority of viewing in most cable homes. The advertising share of cable networks has increased during the 1970s, 1980s, and 1990s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system). Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

      Competition. Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station's competitive position included signal coverage and assigned frequency.

      Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Stations.

      The television broadcasting industry continually is faced with such technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Stations.

      The Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on the Stations is supplied by the network with which each such station is affiliated. In time periods in which the network provides programming, the Stations are primarily dependent upon the performance of the network programs in attracting viewers. Each Station competes in non- network time periods based on the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs, that such station believes will be attractive to viewers.

      The Stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable and alternate methods of television transmission. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming originated on the cable system.

      Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low power, in-home satellite services. The Stations also face competition from high-powered direct broadcast satellite services, such as PrimeStar and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

      Programming is a significant factor in determining the overall profitability of any television broadcast station. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. The Stations compete against in-market broadcast stations for exclusive access to off-network reruns (such as Home Improvement) and first-run product (such as the Oprah Winfrey Show). Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations.

      Advertising rates are based upon the size of the market in which a station operates, a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, the aggressiveness and knowledgeability of sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates also are determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Broadcast television stations compete for advertising revenues with other broadcast television stations and with the print media, radio stations and cable system operators serving the same market. Additional competitors for advertising revenues include a variety of other media, including direct marketing. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not for advertising dollars.

      Technology. The FCC has adopted rules that will allow television broadcasters to provide digital television ("DTV") to consumers. The FCC also adopted a table of allotments for DTV, which will provide eligible existing broadcasters with a second channel on which to provide DTV service. The allotment plan is based on a core spectrum of channels 2-51. Ultimately, the FCC plans to recover the frequencies outside of the core spectrum to be used for other purposes. Recently, the FCC announced that it will reallocate channels 60-69. Four channels will be reallocated to fixed and mobile services for public safety use and the remaining six channels to the fixed, mobile and broadcasting services. These licenses are to be assigned through competitive bidding. The FTC will decide at a later date the use of the remaining spectrum recovered outside of the core DTV spectrum. Broadcasters that obtain a DTV channel outside of the core spectrum may ultimately be required to move to a new channel at the time the analog channels are recovered. Television broadcasters will be allowed to use their DTV channels according to their best business judgment. Such uses can include multiple standard definition program channels, data transfer, subscription video, interactive materials and audio signals, although broadcasters will be required to provide a free digital video programming service that is at least comparable to today's analog service. Broadcasters will not be required to air "high definition" programming or, initially, to simulcast their analog programming on the digital channel. Affiliates of ABC, CBS, NBC and FOX in the top 10 television markets will be required to be on the air with a digital signal by May 1, 1999. Affiliates of those networks in markets 11-30 will be required to be on the air with a digital signal by November 1, 1999, and remaining commercial broadcasters within five years. The Company has begun to file applications for authority to operate digital stations. The applications for KITV (and satellite stations KMAU and KHVO) have been granted, while the application of WLWT is pending. The FCC stated that broadcasters will remain public trustees and that it will issue a notice to determine the extent of broadcasters' future public interest obligations. Existing analog and DTV broadcast operations outside the core spectrum, such as WNAC, are fully protected during a transition period, which is targeted for completion in the year 2006. The Company will incur significant costs in the conversion to DTV. The Company is unable to predict the extent or timing of consumer demand for any such DTV services.

                          Digital Conversion Timetable

                                                                                                       FCC Mandated
                                                                                                       Timetable for
                                                     Market          Analog                           Construction of
             Station (Affiliation)                   Rank(1)         Channel        DTV Channel       DTV Facilities
----------------------------------------------- ---------------- -------------- ------------------- ----------------
WCVB, Boston, MA (ABC)                                  6               5               20              May 1, 1999*
WWWB, Tampa, FL (WB)(2)                                15              32               19              May 1, 2002
WTAE, Pittsburgh, PA (ABC)                             19               4               51           November 1, 1999
WBAL, Baltimore, MD (NBC)                              23              11               59           November 1, 1999
WLWT, Cincinnati, OH (NBC)                             30               5               35           November 1, 1999
WISN, Milwaukee, WI (ABC)                              32              12               34              May 1, 2002
KMBC, Kansas City, MO (ABC)                            31               9               14              May 1, 2002
KCWB, Kansas City, MO (WB)(2)                          31              29               31              May 1, 2002
KOCO, Oklahoma City, OK (ABC)                          43               5               16              May 1, 2002
WPBF, West Palm Beach, FL (ABC)(2)                     44              25               16              May 1, 2002
WNAC, Providence, RI (FOX)(3)(4)                       49              64               54              May 1, 2002
WDTN, Dayton, OH (ABC)(3)                              53               2               46              May 1, 2002
KITV, Honolulu, HI (ABC)                               71               4               40              May 1, 2002
WAPT, Jackson, MS (ABC)                                90              16               21              May 1, 2002
WPTZ, Plattsburgh, NY (NBC)(3)                         91               5               14              May 1, 2002
WNNE, Hartford, VT (NBC)(3)                            91              31               25              May 1, 2002
KHBS, Fort Smith, AR (ABC)                            116              40               21              May 1, 2002
KHOG, Fayetteville, AR (ABC)                          116              29               15              May 1, 2002
KSBW, Monterey, CA (NBC)(3)                           122               8               43              May 1, 2002

----------
*     Station has voluntarily committed to an 18-month construction schedule.
(1) Market rank is based on the relative size of the DMA among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1997-98 season.
(2) WWWB-TV and WPBF-TV are managed by the Company under the Management Agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under Program Services and Time Brokerage Agreement with KCWB-TV, Inc. the permittee of KCWB.
(3) WNAC-TV's (Providence RI) broadcast signal overlaps with WCVB-TV's (Boston, MA) broadcast signal, and WDTN-TV's (Dayton, OH) broadcast signal overlaps with WLWT-TV's (Cincinnati, OH) broadcast signal. Under FCC rules, a single entity cannot own stations with overlapping signals. The Company has entered into an agreement pursuant to which it will divest WNAC and WDTN in exchange for WPTZ, WNNE and KSBW. See "Recent Developments--Station Swaps."
(4) Subject to a Joint Marketing and Programming Agreement with Clear Channel Communications, Inc.

Federal Regulation of Television Broadcasting

      Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act. The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by station; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and, impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. The sale of WNAC and WDTN and the acquisition of KSBW, WPTZ and WNNE remain subject to FCC approval. Members of the public will have an opportunity to file petitions to deny or other comments concerning the transaction. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

      The process for renewal of broadcast station licenses as set forth under the Communications Act has undergone significant change as a result of the Telecommunications Act. Prior to the passage of the Telecommunications Act, television broadcasting licenses generally were granted or renewed for a period of five years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The Telecommunications Act requires renewal of a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity;
(ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and, (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny by cannot consider whether the public interest would be better served by a person other than the renewal applicant. Under the Telecommunications Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

      The main station licenses of KMBC, WISN, WDTN, WLWT, KHBS (including satellite station KHOG), WAPT, WPBF, WWWB, WBAL, WTAE, WPTZ, WNAC, WCVB, WNNE, KITV (including its satellite stations KMAU and KHVO), KSBW and KOCO, will expire on February 1, 2006, December 1, 2005, October 1, 2005, October 1, 2005, June 1, 2005, June 1, 2005, February 1, 2005, February 1, 2005, October 1, 2004,
August 1, 1999, June 1, 1999, April 1, 1999, April 1, 1999, April 1, 1999,
February 1, 1999, December 1, 1998 and June 1, 1998, respectively. An application for renewal of the license for KOCO is pending at the FCC. Petitions to deny the KOCO renewal application will be due on or before May 1, 1998. KCWB operates pursuant to a Special Temporary Authorization ("STA"), which may, in the discretion of the FCC, be renewed at six month intervals. An application for extension of the STA is pending at the FCC. The Company is not aware of any facts or circumstances that would prevent the renewal of the licenses or authorizations for the stations at the end of their respective terms or the renewal of KCWB's STA.

      The Communications Act, FCC rules and regulations and the Telecommunications Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. On a local basis, FCC rules currently allow an individual entity to have an attributable interest in only one television station in a market. As WCVB is considered to be in the same market as WNNE for the purposes of this rule, the application seeking the FCC's consent to the acquisition of WNNE contains a request for a temporary waiver of the rules pending conclusion of an FCC rulemaking proceeding considering changes to the rule. Although the Company believes that the temporary waiver will be granted, there can be no assurances that the rule will ultimately be changed in a manner that will allow the Company to maintain control of both stations on a permanent basis. Furthermore, FCC rules, the Communications Act or both generally restrict or prohibit the ability of an individual or entity to have an attributable interest, or cross-ownership, in a television station and in a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Hearst has an attributable interest in the Company's broadcast stations and owns daily newspapers in various local markets. The FCC has instituted proceedings for the possible relaxation of certain of its rules regulating television station ownership, certain types of cross-ownership and the standards used to determine what types of interests are considered to be attributable under its rules. Among the proposals under consideration is whether to deem as attributable certain television local marketing agreements and, if deemed attributable, the extent to which currently effective agreements of this type should be exempted from any new FCC rules. Such attribution could implicate local television ownership rules that currently prohibit an entity from having an attributable interest in two stations serving the same market and could have a material effect on the Joint Marketing and Programming Agreement between the Company and Clear Channel relating to WNAC, and the Programming Services and Time Brokerage Agreement between the Company and the licensee of KCWB. If the FCC's ultimate regulatory decision were to disfavor the continued validity of such joint operation agreements or LMAs, then these agreements, in the worst case scenario, might be required to be terminated. In addition, pursuant to the Telecommunications Act, the FCC has eliminated the 12-station national limit for TV station ownership and increased the national audience reach limitation from 25% to 35%. Further, legislation recently introduced in Congress could, if enacted, repeal or modify the newspaper/television cross-ownership rule provision and a petition recently has been filed requesting that the FCC initiate a rulemaking proceeding to determine whether the FCC's newspaper/television cross-ownership rule should be eliminated. Moreover, the FCC will review the newspaper, television and all other cross-ownership rules as part of the biennial review process mandated by the Telecommunications Act. Under that process, the FCC must determine whether, because of increased competition, any regulation no long serves the public interest. Elimination of the rule could enable the Company to acquire television stations in markets in which Hearst owns daily newspapers. There can be no assurances, however, that the legislation will be enacted or that either the biennial review process or the proposed FCC rulemaking proceeding, if initiated, will result in elimination of the rule.

      The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. The Telecommunications Act, however, eliminated the restrictions on aliens serving as directors or officers of broadcast licensees or as directors or officers of entities holding interests in broadcast licensees. The FCC has adopted rules, effective January 1, 1998, that will require, over a phase-in period of 8 to 10 years, the closed captioning of video signals. Petitions for reconsideration of the rules have been filed. The FCC is considering the institution of a TV ratings system as mandated by the Telecommunications Act.

      The FCC has reduced significantly its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, obscene and indecent programming, equal employment opportunity, application procedures and other areas affecting the business or operations of broadcast stations. The FCC has also adopted rules to implement the Children's Television Act of 1990, which, among other matters, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines that effectively require television stations to broadcast an average of three hours per week of children's educational programming.

      The FCC also has adopted regulations to implement certain provisions of the 1992 Cable Act, which regulates, among other matters, signal carriage, retransmission consent and equal employment opportunity requirements. Certain provisions of the 1992 Cable Act are the subject of pending judicial review proceedings. The Telecommunications Act modified the 1992 Cable Act in several important respects. In addition to matters relating to broadcast ownership, the Telecommunications Act, among other things, repealed the cross-ownership ban between cable and telephone entities and the FCC's video dialtone rules, the limitations on cross-ownership of broadcast network and cable entities and the statutory prohibition of TV/cable cross-ownership. These provision, among others, allow for significant involvement in the future by telephone companies in providing video services.

      On March 31, 1997, the United States Supreme Court, in a 5-4 decision, upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulations promulgated by the FCC to implement the must-carry provision remain in effect. Under those rules, cable operators generally are required to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The FCC has announced that it will conduct a rulemaking to determine whether the must-carry provision will apply to broadcasters' digital television signals.

      The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act, the Telecommunications Act, the 1992 Cable Act or the related regulations and policies of the FCC. Proposals for additional or revised regulations and requirements are pending before and are being considered by Congress and federal regulatory agencies from time to time. Also, various of the foregoing matters are now, or may become, the subject of court litigations, and the Company cannot predict the outcome of any such litigation or the impact on its business or the business of the Company.

Employees

      As of December 31, 1998, the Company had approximately 1,445 full-time employees and 172 part-time employees. A total of approximately 593 employees are represented by four unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, and the Directors Guild of America). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

      The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. Each Station's real properties generally include owned or leased offices, studios, transmitter sites and antenna sites. Typically, offices and main studios are located together, while transmitters and antenna sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 1997. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

                                                                      Owned or        Approximate         Expiration
     Station/Property Location                   Use                   Leased            Size              of Lease
---------------------------------- --------------------------------- ----------- ------------------  -------------------
Corporate                          NY Office                           Leased        4,612 sq. ft.      month-to-month
                                   LA Office                           Leased        3,191 sq. ft.           1998
                                   San Antonio Office                  Leased        3,674 sq. ft.           1999

WLWT                               Office and studio                   Leased       60,000 sq. ft.           1999
   Cincinnati, OH                  Tower and transmitter               Owned           4.2 acres               --
                                   Office and studio                   Owned        54,000 sq. ft.             --
                                   Office and studio                   Owned        12,585 sq. ft.             --

KOCO                               Office and studio                   Owned        28,000 sq. ft.             --
   Oklahoma City, OK               Tower and transmitter               Owned           85 acres                --

WNAC                               Tower and transmitter               Owned           33 acres                --
   Rehobeth, MA

KITV                               Office and studio                   Owned        33,000 sq. ft.             --
   Honolulu, HI                    Tower and transmitter               Leased         130 sq. ft.            2006
                                   Tower and transmitter               Leased         300 sq. ft.            2006
                                   Tower and transmitter               Leased           1 acre          month-to-month

WAPT                               Office and  studio                  Owned         8,600 sq. ft.             --
   Jackson, MS                     Tower and transmitter               Owned           25 acres                --


                                                                      Owned or        Approximate         Expiration
     Station/Property Location                   Use                   Leased            Size              of Lease
---------------------------------- --------------------------------- ----------- ------------------  -------------------
KHBS                               Office and studio                   Owned        35,000 sq. ft.           --
   Fort Smith/Fayetteville,        Office and studio                   Leased       15,000 sq. ft.           --
    AR                             Tower and transmitter               Leased             --                 --
                                   Tower and transmitter               Owned           26 acres              --

WCVB                               Office and studio                   Leased       91,602 sq. ft.           2003
   Boston, MA                      Office and studio                   Leased        5,337 sq. ft.      month-to-month
                                   Office and studio                   Leased        8,628 sq. ft.      month-to-month
                                   Tower and transmitter                               44 acres              1999

WTAE                               Office and studio                   Owned        68,033 sq. ft.           --
   Pittsburgh, PA                  Tower and transmitter               Owned           37 acres              --

WBAL                               Office and studio                   Owned        65,000 sq. ft.           --
   Baltimore, MD                   Tower and transmitter            Partnership        3.5 acres             --

WISN                               Office and studio                   Owned        88,000 sq. ft.           --
   Milwaukee, WI                   Tower and transmitter               Owned           5.5 acres             --

KMBC                               Office and studio                   Leased       53,749 sq. ft.           2001
   Kansas City, MO                 Office and studio                   Leased        4,765 sq. ft.           2009
                                   Tower and transmitter               Owned          11.6 acres             --

WDTN                               Office and studio                   Owned        43,500 sq. ft.           --
   Dayton, OH                      Tower and transmitter               Owned          25.29 acres            --


ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Series A Common Stock is quoted on the Nasdaq National Market under the symbol "HATV." Prior to the consummation of the Hearst Transaction, shares of Series A Common Stock were traded on the Nasdaq National Market under the symbol "ARGL." The Company's Series B Common Stock, 100% of which is held by a subsidiary of Hearst, is not publicly traded. The table below sets forth, for the calendar quarters indicated, the high and low sales prices of the Series A Common Stock of Argyle prior to the consummation of the Hearst Transaction on August 29, 1997, and of the Company's Series A Common Stock subsequent to the consummation of the Hearst Transaction, in each case as reported in The Wall Street Journal.

                      Price Range of Series A Common Stock
                      ------------------------------------

Fiscal 1996                               High                         Low
-----------                               ----                         ---
First Quarter                             23                           17
Second Quarter                            27                           19 1/2
Third Quarter                             29 1/4                       22
Fourth Quarter                            28 3/4                       23 3/4

Fiscal 1997
-----------
First Quarter                             29 1/8                       23 7/8
Second Quarter                            25 1/2                       22 1/2
Third Quarter                             30 5/8                       24 7/8
Fourth Quarter                            32 5/8                       26 1/4

On March 6, 1998, the closing price for the Company's Series A Common Stock on the Nasdaq National Market was $36-3/8 (as reported in The Wall Street Journal), and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 156.

      The Company has not paid any dividends on its Series A Common Stock or its Series B Common Stock since inception and does not expect to pay any dividends on either class in the immediate future. The Company's Credit Facility with The Chase Manhattan Bank limits the ability of the Company to pay dividends under certain conditions.

      The Company issued 100% of the Series B Common Stock to Hearst as part of the Hearst Transaction and related transactions. Of the shares of Series B Common Stock, the Company issued 38,611,002 shares on August 29, 1997 and 2,687,646 shares on December 30, 1997. The Company issued the Series B Stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Company issued the Series B Common Stock to Hearst as consideration for the contribution of the assets and properties of Hearst's broadcast group and $275 million of Hearst's long-term debt.

      All of the outstanding shares of Series B Common Stock are required to be held by Hearst or a Permitted Transferee (as defined below). All such shares are currently held by Hearst Broadcasting, Inc., a wholly owned subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or (iii) any entity controlled by Hearst (each a "Permitted Transferee"). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Amended and Restated Certificate of Incorporation and to applicable securities laws limitations. If at any time the Permitted Transferees first hold in the aggregate less than 20% of all shares of the Company's Common Stock that are then issued and outstanding, then each issued and outstanding share of Series B Common Stock automatically will be converted into one fully-paid and nonassessable share of Series A Common Stock, and the Company will not be authorized to issue any additional shares of Series B Common Stock. Notwithstanding any other provision to the contrary, no holder of Series B Common Stock shall (i) transfer any shares of Series B Common Stock;
(ii) convert Series B Common Stock; or (iii) be entitled to receive any cash, stock, other securities or other property with respect to or in exchange for any shares of Series B Common Stock in connection with any merger or consolidation or sale or conveyance of all or substantially all of the property or business of the Company as an entity, unless all necessary approvals of the FCC as required by the Communications Act, and the rules and regulations thereunder have been obtained or waived.

ITEM 6.  SELECTED FINANCIAL DATA

      The selected financial data should be read in conjunction with the historical and pro forma financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The historical financial data for the years ended December 31, 1993 and 1994 have been derived from the audited combined financial statements of WZZM, WAPT and WNAC (collectively, the "Northstar Stations" and "Northstar historical") acquired by Argyle Television, Inc. (the "Predecessor Company" and "Argyle") effective January 4, 1995. The historical financial data for the years ended December 31, 1995 and 1996 and the eight months ended August 31, 1997, have been derived from the audited consolidated financial statements of the Predecessor Company. The historical financial data for the four months ended December 31, 1997, have been derived from the audited consolidated financial statements of Hearst-Argyle Television, Inc. (the "Company"). The pro forma consolidated financial data for the year ended December 31, 1997 has been prepared as if the Gannett Swap and the Hearst Transaction had been completed at the beginning of the year presented. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.

                                                                                          Predecessor
                                                                                            Company     The Company
                                                   Years Ended December 31,               Eight Months Four Months
                                        ---------------------------------------------        Ended        Ended     The Company
                                        Northstar    Historical   Predecessor Company       August 31   December 31  Pro forma
                                        ---------    ----------   -------------------      ---------    ---------    ---------
                                          1993         1994         1995         1996        1997(a)      1997(b)     1997(c)
                                        ---------    ---------    --------    ---------    ---------    ---------    ---------
                                                                   (In thousands, except per share and ratio data)
Statement of operations data:
Total revenues                          $  28,440   $  34,538    $  46,944    $  73,294    $  51,826    $ 146,440    $ 387,782
Station operating expenses                 14,295      16,430       23,603       37,639       27,610       59,993      168,443
Amortization of program rights              3,876       3,600        3,961        4,725        2,833       14,652       42,978
Depreciation and amortization               2,884       3,126       12,294       23,965       16,955       12,150       36,240
                                        ---------   ---------    ---------    ---------    ---------    ---------    ---------
Station operating income                    7,385      11,382        7,086        6,965        4,428       59,645      140,121
Corporate expenses                          1,174       1,103        2,324        4,285        2,700        3,518       11,000
Non-cash compensation expense                  --          --          675          675        3,518           --           --
                                        ---------   ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss)                     6,211      10,279        4,087        2,005       (1,790)      56,127      129,121
Interest expense, net                       5,885       4,745       12,052       16,566       12,749       15,830       38,377
                                        ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
   Operations before income taxes             326       5,534       (7,965)     (14,561)     (14,539)      40,297       90,744
Income taxes                                  301         170           --           --           --       16,419       37,732
                                        ---------   ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
operations                                     25       5,364       (7,965)     (14,561)     (14,539)      23,878       53,012
Cumulative effect of a change in
   Accounting principle(d)                   (213)         --           --           --           --           --           --
Extraordinary item(e)                          --        (774)      (7,842)          --           --      (16,212)          --
                                        ---------   ---------    ---------    ---------    ---------    ---------    ---------

Net income (loss)                       $    (188)  $   4,590    $ (15,807)   $ (14,561)   $ (14,539)   $   7,666    $  53,012
                                        =========   =========
Less preferred stock dividends(f)                                       --         (829)        (711)        (711)      (1,422)
                                                                 ---------    ---------    ---------    ---------    ---------
Earnings (loss) applicable to common
   stockholders                                                  $ (15,807)   $ (15,390)   $ (15,250)   $   6,955    $  51,590
                                                                 =========    =========    =========    =========    =========

Basic:
    Income (loss) from continuing
      operations before extraordinary
      item per common share                                      $   (1.25)   $   (1.37)   $   (1.34)   $    0.48    $    0.96
                                                                 =========    =========    =========    =========    =========
    Income (loss) from continuing
      operations per common share                                $   (2.47)   $   (1.37)   $   (1.34)   $    0.14    $    0.96
                                                                 =========    =========    =========    =========    =========
Number of shares used in per share
   calculation                                                       6,388       11,246       11,347       48,628       53,828
                                                                 =========    =========    =========    =========    =========
Diluted:
    Income (loss) from continuing
      operations before extraordinary
      item  per common share                                     $   (1.25)   $   (1.37)   $   (1.34)   $    0.48    $    0.96
                                                                 =========    =========    =========    =========    =========
    Income (loss) from continuing
      operations per common share                                $   (2.47)   $   (1.37)   $   (1.34)   $    0.14    $    0.96
                                                                 =========    =========    =========    =========    =========
Number of shares used in per share
   calculation                                                       6,388       11,246       11,347       48,752       53,873
                                                                 =========    =========    =========    =========    =========

                                                                                          Predecessor
                                                                                            Company     The Company
                                                   Years Ended December 31,               Eight Months Four Months
                                        ---------------------------------------------        Ended        Ended     The Company
                                        Northstar    Historical   Predecessor Company       August 31   December 31  Pro forma
                                        ---------    ----------   -------------------      ---------    ---------    ---------
                                          1993         1994         1995         1996        1997(a)      1997(b)     1997(c)
                                        ---------    ---------    --------    ---------    ---------    ---------    ---------
                                                                   (In thousands, except per share and ratio data)
Other data:
Broadcast cash flow(g)                  $    9,868  $   14,223   $   20,440   $   31,889   $   21,182   $   71,345   $  175,834
Broadcast cash flow margin(h)                 34.7%       41.2%        43.5%        43.5%        40.9%        48.7%        45.3%
Operating cash flow(i)                  $    8,694  $   13,120   $   18,116   $   27,604   $   18,482   $   67,827   $  164,834
Operating cash flow margin(j)                 30.6%       38.0%        38.6%        37.7%        35.7%        46.3%        42.5%
After-tax cash flow(k)                         N/A         N/A   $    4,329   $    9,404   $    2,416   $   36,028   $   89,252
Capital expenditures                    $    1,136  $      701   $    3,762   $    6,633   $   12,138   $   18,268          N/A
Program payments                        $    4,277  $    3,885   $    2,901   $    3,766   $    3,034   $   15,102   $   43,505

Balance sheet data (at year end):
Cash and cash equivalents               $       93  $    1,313   $    2,206   $      949          N/A   $   12,759   $   12,759
Total assets                                76,015      78,575      291,141      328,608          N/A    1,044,109    1,044,109
Total debt (including current portion)      63,235      42,670      150,000      171,500          N/A      490,000      500,000
Stockholders' equity (deficit)(l)           (3,440)     24,513      116,293      129,152          N/A      326,654      326,654

See footnotes on the following page.

                        Notes To Selected Financial Data

(a) Includes the results of operations of Argyle Television, Inc., the results of operations of WZZM and WGRZ for January 1997 only, KITV, WAPT, Argyle's share of the Clear Channel Venture and KHBS/KHOG (the "Arkansas Stations") for the full period presented and WLWT and KOCO from February 1 through August 31, 1997.

(b) Includes the results of operations of Hearst-Argyle Television, Inc., which includes WLWT, KOCO, KITV, WAPT, KHBS, the Company's share of the Clear Channel Venture (collectively, the "Argyle Stations"), WCVB, WTAE, WISN, WBAL, KMBC and WDTN (collectively, the "Hearst Broadcast Group") and the management fee derived by the Company from WWWB, WPBF, KCWB and WBAL-radio ("the Managed Stations") for the full period presented.

(c) Includes the results of operations of the Argyle Stations, Hearst Broadcast Group and the management fee derived by the Company from the Managed Stations on a combined pro forma basis as if the Hearst Transaction and the Gannett Swap had occurred at the beginning of the period presented.

(d) Represents the cumulative effect of the adoption of SFAS No. 109, Accounting for Income Taxes.

(e) Represents the write-offs of unamortized financing costs and premiums paid upon early extinguishment of certain Company debt.

(f) Gives effect to dividends on the Preferred Stock issued in connection with the acquisition of the Arkansas Stations.

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

(k) After-tax cash flow is defined as income (loss) before extraordinary item plus depreciation and amortization. After-tax cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. After-tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

(l) The Company has not paid any dividends on its Common Stock since inception.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      On August 29, 1997 (September 1, 1997 for accounting purposes), Argyle consummated an agreement with The Hearst Corporation ("Hearst") to combine the Hearst Broadcast Group (WCVB, WBAL, WTAE, WISN, WDTN and KMBC) with and into Argyle to form Hearst-Argyle Television, Inc. (the "Company") (the "Hearst Transaction"). In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWB and WBAL-radio (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 3 and 12 to the consolidated financial statements).

      In January 1995, Argyle acquired three television stations -- WZZM, WNAC and WAPT. Argyle acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, Argyle acquired KHBS and its satellite KHOG (the "Arkansas Stations"). On July 1, 1996, Argyle entered into a Joint Marketing and Programming Agreement (the "Clear Channel Venture") with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, Argyle swapped WZZM and WGRZ under the terms of an agreement (the "Gannett Swap") for WLWT and KOCO with Gannett Co., Inc. ("Gannett"). (See Note 3 to the consolidated financial statements.)

      The following discussion of results of operations does not include the full-year pro forma effects of the Hearst Transaction.

      Results of operations for the year ended December 31, 1997 include: (i) WZZM and WGRZ for January; (ii) KITV, WAPT, the Arkansas Stations, and the Company's share of broadcast cash flows from the Clear Channel Venture for the entire period presented; (iii) WLWT and KOCO from February through December;
(iv) the Hearst Broadcast Group from September through December; and, (v) fees derived by the Company from the Managed Stations from September through December. Results of operations for the year ended December 31, 1996 include:
(i) WZZM, WAPT, KITV, and WGRZ for the entire period presented; (ii) the Arkansas Stations from June through December; (iii) Argyle's share of broadcast cash flows from the Clear Channel Venture from July through December; and, (iv) WNAC from January through June. Results of operations for the year ended December 31, 1995 include: (i) WZZM, WAPT and WNAC for the entire period presented; (ii) KITV from June 15 through December 31; and (iii) WGRZ for December, only. As a result of the Hearst Transaction, the consolidated financial statements for the period subsequent to the Hearst Transaction are presented on a different basis of accounting than those for the period prior to the Hearst Transaction and, therefore, are not directly comparable.

                                                        Years Ended December 31,
                                                   ------------------------------------
                                                     1995         1996         1997
                                                   ---------    ---------    ---------
                                                            (In thousands)
Total revenues                                      $  46,944    $  73,294    $ 198,266

Station operating expenses                             23,603       37,639       87,603
Amortization of program rights                          3,961        4,725       17,485
Depreciation and amortization of intangibles           12,294       23,965       29,105
                                                    ---------    ---------    ---------
Station operating income                                7,086        6,965       64,073

Corporate general and administrative expenses           2,324        4,285        6,218
Non-cash compensation expense                             675          675        3,518
                                                    ---------    ---------    ---------
Operating income                                        4,087        2,005       54,337

Interest expense, net                                  12,052       16,566       28,579
                                                    ---------    ---------    ---------
Income (loss) before taxes and extraordinary item      (7,965)     (14,561)      25,758
Income taxes                                               --           --      (16,419)
                                                    ---------    ---------    ---------
Income (loss) before extraordinary item                (7,965)     (14,561)       9,339
Extraordinary item, early retirement of debt           (7,842)          --      (16,212)
                                                    ---------    ---------    ---------
Net loss                                            $ (15,807)   $ (14,561)   $  (6,873)
                                                    =========    =========    =========

      Set forth below are the principal types of television revenues and related agency and national sales representative commissions for the Company's twelve stations on a pro forma combined full-year basis for the periods indicated and the percentage contribution of each to the total revenues. The information included in the table below does not include certain pro forma adjustments reflected in pro forma financial statements set forth elsewhere herein.

                                                      Combined
                                               Years Ended December 31,
                   ----------------------------------------------------------------------------------
                       1995            %            1996            %            1997             %
                   --------------- ----------- ---------------- ----------- ----------------   ------
                                                 (In thousands)
Revenues:
Local/Regional(a)   $ 220,064         60.8%      $ 218,299         59.2%      $ 239,301         62.1%
National(b)           165,707         45.8         163,310         44.3         166,100         43.1
Network
  Compensation(c)      21,203          5.9          21,440          5.8          22,129          5.7
Political(d)            3,580          1.0          18,995          5.1           3,022          0.8
Barter(e)               7,987          2.2           7,338          2.0          12,891          3.4
Other                   8,587          2.4           7,192          1.9          10,757          2.8
Agency and Sales
   Representative
   Commissions(f)     (65,512)       (18.1)        (67,529)       (18.3)        (68,956)       (17.9)
                    ---------    ---------       ---------    ---------       ---------    ---------
Total Revenues      $ 361,616          100%      $ 369,045          100%      $ 385,244          100%
                    =========                    =========                    =========

----------

(a)   Represents sale of advertising time to local and regional advertisers.

(b)   Represents sale of advertising time to national advertisers.

(c)   Represents payment by the networks for broadcasting network programming.

(d)   Represents sale of advertising time to political advertisers.

(e) Represents value of commercial time exchanged for syndicated programs and commercial time exchanged for goods and services (trade outs).

(f) Represents commissions paid to local and national advertising agencies and to national sales representatives.

Year Ended December 31, 1997 (The Company)
Compared to Year Ended December 31, 1996 (Predecessor Company)

      Total revenues. Total revenues in the year ended December 31, 1997 were $198.3 million, as compared to $73.3 million in the year ended December 31, 1996, an increase of $125.0 million or 170.5%. The increase was primarily attributable to the Hearst Transaction which added $113.6 million to 1997 total revenues. In addition, the incremental revenues resulting from Gannett Swap were $8.5 million and the full-year inclusion of the Arkansas Stations added $4.1 million to 1997 total revenues. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $1.3 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

      Station operating expenses. Station operating expenses in the year ended December 31, 1997 were $87.6 million, as compared to $37.6 million in the year ended December 31, 1996, an increase of $50.0 million or 133%. The increase was primarily attributable to the Hearst Transaction, which added $42.7 million to station operating expenses during 1997. In addition, the incremental station operating expenses resulting from the Gannett Swap were $4.2 million and the full-year inclusion of the Arkansas Stations added $3.5 million to 1997 station operating expenses. This was offset by the Clear Channel Venture, which accounted for a $1.3 million decrease in station operating expenses as a result of WNAC expenses being eliminated, and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

      Amortization of program rights. Amortization of program rights in the year ended December 31, 1997 was $17.5 million, as compared to $4.7 million in the year ended December 31, 1996, an increase of $12.8 million or 272.3%. The increase was primarily attributable to the Hearst Transaction, which added $13.2 million to amortization of program rights during 1997.

      Depreciation and amortization. Depreciation and amortization of intangible assets was $29.1 million in the year ended December 31, 1997, as compared to $24.0 million in the year ended December 31, 1996, an increase of $5.1 million or 21.3%. The increase was primarily attributable to the Hearst Transaction, which added $5.2 million to depreciation and amortization of intangibles during 1997. In addition, the increase was attributable to the additional depreciation and amortization resulting from the step-up to fair market value of the Argyle Stations fixed and intangible assets. This step-up was recorded in connection with The Hearst Transaction and accounted for approximately $1.4 million of the increase in depreciation and amortization expense.

      Station operating income. Station operating income in the year ended December 31, 1997 was $64.1 million, as compared to $7.0 million in the year ended December 31, 1996, an increase of $57.1 million or 815.7%. The station operating income increase was primarily attributable to the Hearst Transaction.

      Corporate general and administrative expenses. Corporate general and administrative expenses were $6.2 million for the year ended December 31, 1997, as compared to $4.3 million for the year ended December 31, 1996, an increase of $1.9 million or 44.2%. The increase was primarily attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

      Non-cash compensation expense. Non-cash compensation expense of $3.5 million during 1997, represents stock option expense recorded in compliance with SFAS No. 123. As a result of the Hearst Transaction, all stock options outstanding were vested and either were cancelled in exchange for consideration or rolled-over into the 1997 Stock Option Plan. Because of this, the SFAS No. 123 expense, which would have been recorded over time, was recorded in August 1997. See Note 10 to the consolidated financial statements.

      Interest expense, net. Interest expense, net was $28.6 million in the year ended December 31, 1997, as compared to $16.6 million in the year ended December 31, 1996, an increase of $12.0 million or 72.3%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1997 than in 1996, which was the result of the Hearst Transaction and the Gannett Swap. Interest expense, net for the 1996 year was reduced by $1.1 million as a result of the change in fair market value of interest rate protection agreements since

December 31, 1995 recorded in compliance with SFAS No. 119. Interest rate protection agreements were accounted for using hedge accounting during 1997.

      Income taxes. Income tax expense was $16.4 million for the year ended December 31, 1997. This represents federal and state taxes as calculated on the Company's net income before taxes and extraordinary item for the four month's ended December 31, 1997. The Company incurred losses for all prior periods presented and therefore, did not record any federal or state income tax benefit.

      Extraordinary item. The Company recorded an extraordinary item of $16.2 million net of the related income tax benefit, in 1997. This extraordinary item resulted from a refinancing of the Company's $275.0 million private placement debt (assumed in connection with the Hearst Transaction) and $45.0 million of the Company's senior subordinated notes in December 1997. The extraordinary item includes the write-off of the pro rata portion of the unamortized financing costs associated with the senior subordinated notes and the payment of a premium for both refinancings.

      Net loss. Net loss was $6.9 million in the year ended December 31, 1997, as compared to $14.6 million in the year ended December 31, 1996, a decrease of $7.7 million or 52.7%. This decrease was attributable to the items discussed above.

      Broadcast Cash Flow. Broadcast cash flow was $92.5 million in the year ended December 31, 1997, as compared to $31.9 million in the year ended December 31, 1996, an increase of $60.6 million or 190%. The broadcast cash flow increase resulted from the Hearst Transaction, inclusion of the Arkansas Stations for the entire 1997 year, and the effect of the Gannett Swap. Broadcast cash flow margin increased to 46.7% in 1997 from 43.5% in 1996.

Year Ended December 31, 1996 (Predecessor Company)
Compared to Year Ended December 31, 1995 (Predecessor Company)

      Total revenues. Total revenues in the year ended December 31, 1996 were $73.3 million, as compared to $46.9 million in the year ended December 31, 1995, an increase of $26.4 million or 56.3%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 resulted in an approximately $26.9 million increase in total revenues. In addition, WZZM experienced an increase of $2.6 million in total revenues, which was due to an increase in trade and barter revenues and an increase in local revenues and national political revenues. These revenue gains were offset by the net effects of the Clear Channel Venture, which accounted for a $3.1 million decrease in recorded total revenues, because only the Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues.

      Station operating expenses. Station operating expenses in the year ended December 31, 1996 were $37.6 million, as compared to $23.6 million in the year ended December 31, 1995, an increase of $14.0 million or 59.3%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 resulted in an approximate $15.3 million increase in station operating expenses. In addition, WZZM experienced a $1.0 million increase in trade and barter expenses, which was offset by a decrease in other operating expenses at WZZM and WAPT of $0.3 million. This was offset by the Clear Channel Venture, which accounted for a $2.0 million decrease in station operating expenses as a result of WNAC expenses being eliminated, and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

      Amortization of program rights. Amortization of program rights in the year ended December 31, 1996 was $4.7 million, as compared to $4.0 million in the year ended December 31, 1995, an increase of $0.7 million or 17.5%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 resulted in an approximate $1.2 million increase in amortization of program rights. This was offset by the Clear Channel Venture, which accounted for a $0.5 million decrease in amortization of program rights as a result of WNAC amortization being eliminated, and only the Company's share of the Clear Channel Venture broadcast cash flows being included in total revenues.

      Depreciation and amortization. Depreciation and amortization of intangible assets was $24.0 million in the year ended December 31, 1996, as compared to $12.3 million in the year ended December 31, 1995, an increase of $11.7 million or 95.1%. The acquisition of KITV during June 1995, WGRZ during December 1995 and KHBS during June 1996 and the write-up of fixed assets and intangible assets to fair market value at their respective dates of acquisition resulted in an approximately $10.5 million increase in depreciation and amortization expense. In addition, there was an increase in amortization of approximately $0.7 million related to the Clear Channel Venture in 1996.

      Station operating income. Station operating income in the year ended December 31, 1996 was $7.0 million, as compared to $7.1 million in the year ended December 31, 1995, a decrease of $0.1 million or 1.4%. The station operating income decrease was primarily attributable to a disproportionate increase in depreciation and amortization as compared to the increase in total revenues.

      Corporate general and administrative expenses. Corporate general and administrative expenses were $4.3 million for the year ended December 31 1996, as compared to $2.3 million for the year ended December 31, 1995, an increase of $2.0 million or 87.0%. The increase was primarily attributable to incentive compensation, expenses associated with transaction activities, the acquisition of KITV and WGRZ during 1995, and incremental expenses associated with being a new company during 1995 and becoming a public company following the Company's initial public offering of its common stock in October 1995.

      Non-cash compensation expense. Non-cash compensation expense of $0.7 million during both 1996 and 1995 represents stock option expense recorded in compliance with SFAS No. 123.

      Interest expense, net. Interest expense, net was $16.6 million in the year ended December 31, 1996, as compared to $12.1 million in the year ended December 31, 1995, an increase of $4.5 million or 37.2%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1996 than in 1995, which was the result of the acquisitions and related financings of the Arkansas Stations, the Clear Channel Venture and the issuance of the Senior Subordinated Notes in October 1995. Interest income was $1.0 million in the year ended December 31, 1995. This represents the interest earned on cash temporarily invested prior to the acquisition of WGRZ. Interest income in the year ended December 31, 1996 was $0.08 million.

      Extraordinary item. The Company incurred an extraordinary loss of $7.8 million in 1995. This extraordinary loss resulted from a refinancing of the Company's senior bank debt in June 1995 and in October 1995. These refinancing resulted in a write-off of all unamortized financing costs associated with the senior bank debt incurred in connection with the acquisition of the Northstar Stations in January 1995 and KITV in June 1995.

      Net loss. Net loss was $14.6 million in the year ended December 31, 1996, as compared to $15.8 million in the year ended December 31, 1995, a decrease of $1.2 million. The decrease was attributable to the items discussed above.

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

Liquidity and Capital Resources

      Upon completion of the Hearst Transaction on August 29, 1997, the Company retired its existing credit agreement (the "Old Credit Agreement") and entered into a $1 billion credit facility with Chase Manhattan Bank (the "Credit Facility"). As of December 31, 1997, there was $85.0 million outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

      On November 12, 1997 the Company sold 4,000,000 shares (plus 232,000 shares of the underwriters' over-allotment option) of Series A Common Stock at $27 per share. On November 13, 1997, the Company issued $125,000,000 aggregate principal amount of 7.0% Senior Notes due 2007 and $175,000,000 aggregate principal amount of 7.5% Senior Notes due 2027 (collectively, the "Senior Notes"). The Company used the proceeds from the equity and debt offerings (collectively, the "Offerings") to pay down existing debt.

      During December 1997, the Company refinanced its $275.0 million Private Placement Debt, assumed in the Hearst Transaction, using proceeds from the Offerings and advances under the Credit Facility. In addition, the Company refinanced $45.0 million of its Senior Subordinated Notes (the "Notes") pursuant to provisions of the indenture during December 1997. This refinancing was funded by advances under the Credit Facility. The Company will refinance the remaining Notes during 1998. (See Note 16 to the consolidated financial statements)

      Capital expenditures were $6.6 million in 1996 and $30.4 million in 1997. The Company invested approximately $15.8 million in 1997 related to the construction of a new all-digital studio and station facility for KITV. In addition, the Company invested approximately $8.5 million in its new station facility at WLWT.

      The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow and amounts available under the Credit Facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures for the Company for both the next 12 months and the foreseeable future thereafter.

Impact on Inflation

      The impact of inflation on the Company's operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on the Company's operating results.

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

Year 2000

      The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of modifying existing systems, retiring obsolete systems and confirming vendor compliance. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to test and reprogram or replace its software for Year 2000 compliance. The Company currently does not anticipate any significant incremental capital expenditures associated with the Year 2000 problem. However, Year 2000 assessments will continue and capital expenditure estimates could change.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting certain financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. The adoption, of these statements will not have a material effect on the Company's consolidated financial statements.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              INDEX TO HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Hearst-Argyle Television, Inc.

Report of Deloitte & Touche LLP ............................................ 24
Report of Ernst & Young LLP ................................................ 25
Consolidated Balance Sheets as of December 31, 1996 (Predecessor
Company) and 1997 .......................................................... 26
Consolidated Statements of Operations for the Years Ended December 31,
1995 and 1996 and the Eight Months Ended August 31, 1997 (Predecessor
Company) and the Four Months Ended December 31, 1997 ....................... 28
Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1995 and 1996 and the Eight Months Ended August 31, 1997
(Predecessor Company) and the Four Months Ended December 31, 1997. ......... 29
Consolidated Statements of Cash Flows for the Years Ended December 31,
1995 and 1996 and the Eight Months Ended August 31, 1997 (Predecessor
Company) and the Four Months Ended December 31, 1997 ....................... 30
Notes to Consolidated Financial Statements ................................. 32

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheet of Hearst-Argyle Television, Inc. (successor to Argyle Television, Inc. the "Predecessor Company") (collectively referred to as the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the period September 1, 1997 (Date of Acquisition) to December 31, 1997 and as to the Predecessor Company the related statements of operations, stockholders' equity and cash flows for the period January 1, 1997 to August 31, 1997. Our audit also included the financial statement schedule listed in Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997, and the results of its operations and its cash flows for the period September 1, 1997 to December 31, 1997 (period after the change in control referred to in Note 3 to the consolidated financial statements), and with respect to the Predecessor Company for the period January 1, 1997 to August 31, 1997 (period up to the change in control referred to in Note 3 to the consolidated financial statements) in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As more fully discussed in Note 3 to the consolidated financial statements, the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable.


Deloitte & Touche LLP


New York, New York
February 26, 1998
(March 9, 1998 as to Note 16)

INDEPENDENT AUDITORS' REPORT

Board of Directors of
Argyle Television, Inc.

We have audited the accompanying consolidated balance sheet of Argyle Television, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the Financial Statement Schedule listed in the Index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argyle Television, Inc. at December 31, 1996, and consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related Financial Statement Schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 1995 the Company changed its method of accounting for stock-based compensation.


Ernst & Young LLP


February 12, 1997
San Antonio, Texas

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets

                                                 December 31, 1996     December 31, 1997
                                                --------------------   -----------------
                                               (Predecessor Company)
                                                               (In thousands)
Assets
Current assets:
   Cash and cash equivalents                           $     949          $    12,759
   Accounts receivable, net of allowance for
      Doubtful accounts of $169 and $2,204
      in 1996 and 1997, respectively                      14,936               89,988
   Barter program rights                                   5,912                3,996
   Program rights                                          3,934               31,741
   Deferred income taxes                                      --                5,975
   Related party receivable                                   --                3,695
   Other                                                   1,895                7,070
   Net assets held for sale                                   --               72,019
                                                       ---------          -----------
Total current assets                                      27,626              227,243
                                                       ---------          -----------
Property, plant and equipment:
   Land, building and improvements                        17,135               31,901
   Broadcasting equipment                                 21,126              120,747
   Office furniture, equipment and other                   5,524               19,233
   Construction in progress                                2,357               16,128
                                                       ---------          -----------
                                                          46,142              188,009
   Less accumulated depreciation                          (6,929)             (90,205)
                                                       ---------          -----------
Property, plant and equipment, net                        39,213               97,804
                                                       ---------          -----------

Intangible assets, net                                   231,856              661,326
                                                       ---------          -----------
Other assets:
   Deferred acquisition and financing costs,
      net of accumulated amortization of $1,050
      and $2,952 in 1996 and 1997, respectively            5,788               27,796
   Barter program rights, noncurrent                       5,333                1,315
   Program rights, noncurrent                              3,580                2,196
   Other                                                  15,212               26,429
                                                       ---------          -----------
Total other assets                                        29,913               57,736
                                                       ---------          -----------
Total assets                                           $ 328,608          $ 1,044,109
                                                       =========          ===========

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets


                                                 December 31, 1996     December 31, 1997
                                                --------------------   -----------------
                                               (Predecessor Company)
                                                    (In thousands except share data)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                    $   1,001          $       616
   Accrued liabilities                                     5,612               31,579
   Barter program rights payable                           6,776                4,008
   Program rights payable                                  4,251               31,761
   Other                                                     868                3,904
                                                       ---------          -----------
Total current liabilities                                 18,508               71,868
                                                       ---------          -----------

Barter program rights payable                              5,333                1,269
Program rights payable                                     3,610                3,654
Long-term debt                                           171,500              490,000
Deferred income taxes                                         --              150,274
Other liabilities                                            505                  390
                                                       ---------          -----------
Total noncurrent liabilities                             180,948              645,587
                                                       ---------          -----------

Stockholders' equity:
   Series A preferred stock, 10,938 shares issued and
     outstanding                                               1                    1
   Series B preferred stock, 10,938 shares issued and
     outstanding                                               1                    1
   Series A common stock, par value $.01 per share,
     35,000,000 shares authorized, 3,846,914 shares
     issued and outstanding in 1996 and 100,000,000
     shares authorized, 12,529,154 shares issued and
     outstanding in 1997                                      38                  125
   Series B common stock, par value $.01 per share,
      200,000 shares authorized, 200,000 shares
      issued and outstanding in 1996 and 100,000,000
      shares authorized, 41,298,648 shares issued
      and outstanding in 1997                                  2                  413
   Series C common stock, par value $.01 per share,
      14,800,000 shares authorized, 7,300,000 shares
      issued and outstanding in 1996                          73                   --
   Additional paid-in capital                            159,454              363,404
   Retained deficit                                      (30,417)             (37,290)
                                                       ---------          -----------
Total stockholders' equity                               129,152              326,654
                                                       ---------          -----------

Total liabilities and stockholders' equity             $ 328,608          $ 1,044,109
                                                       =========          ===========

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Operations

                                                                                          Eight Months      Four Months
                                                             Years Ended December 31,         Ended            Ended
                                                              1995              1996     August 31, 1997  December 31, 1997
                                                            ----------       ----------  ---------------  -----------------
                                                                       (Predecessor Company)
                                                               (In thousands, except per share data)
Total revenues                                              $ 46,944          $ 73,294       $ 51,826       $ 146,440

Station operating expenses                                    23,603            37,639         27,610          59,993
Amortization of program rights                                 3,961             4,725          2,833          14,652
Depreciation and amortization                                 12,294            23,965         16,955          12,150
                                                            --------          --------       --------       ---------
Station operating income                                       7,086             6,965          4,428          59,645

Corporate general and administrative expenses                  2,324             4,285          2,700           3,518
Non-cash compensation expense                                    675               675          3,518              --
                                                            --------          --------       --------       ---------
Operating income (loss)                                        4,087             2,005         (1,790)         56,127

Interest expense, net                                         12,052            16,566         12,749          15,830
                                                            --------          --------       --------       ---------
Earnings (loss) before income taxes and
extraordinary item                                            (7,965)          (14,561)       (14,539)         40,297

Income taxes                                                      --                --             --          16,419
                                                            --------          --------       --------       ---------
Income (loss) before extraordinary item                       (7,965)          (14,561)       (14,539)         23,878

Extraordinary item, loss on early retirement  of debt,
net of income tax benefit in 1997                             (7,842)               --             --         (16,212)
                                                            --------          --------       --------       ---------
Net income (loss)                                            (15,807)          (14,561)       (14,539)          7,666
Less preferred stock dividends                                    --              (829)          (711)           (711)
                                                            --------          --------       --------       ---------
Earnings (loss) applicable to common stockholders           $(15,807)         $(15,390)      $(15,250)      $   6,955
                                                            ========          ========       ========       =========

Earnings (loss) per common share - Basic:
  Before extraordinary item                                 $  (1.25)         $  (1.37)      $  (1.34)      $    0.48
  Extraordinary item                                           (1.22)               --             --           (0.34)
                                                            --------          --------       --------       ---------
  Net income (loss)                                         $  (2.47)         $  (1.37)      $  (1.34)      $    0.14
                                                            ========          ========       ========       =========

Number of common shares used in the calculation                6,388            11,246         11,347          48,628
                                                            ========          ========       ========       =========

Earnings (loss) per common share - Diluted:
  Before extraordinary loss                                 $  (1.25)         $  (1.37)      $  (1.34)      $    0.48
  Extraordinary item                                           (1.22)               --             --           (0.34)
                                                            --------          --------       --------       ---------
  Net income (loss)                                         $  (2.47)         $  (1.37)      $  (1.34)      $    0.14
                                                            ========          ========       ========       =========

Number of common shares used in the calculation                6,388            11,246         11,347          48,752
                                                            ========          ========       ========       =========


See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Consolidated Statements of Stockholders' Equity


                                                                                        Additional
                                                 Preferred        Common Stock            Paid-In      Retained
                                                  Stock   Series A  Series B  Series C    Capital       Deficit         Total
                                                  -----   --------- --------  --------    -------       -------         -----
                                                                   (In thousands, except share data)
Balances at January 1, 1995                     $    -   $   --   $   --   $   --      $       1      $    (49)     $     (48)
Issuance of 199,900 shares of voting
   common stock for cash*                            -       --        2       --          1,997            --          1,999
Issuance of 7,300,000 shares of Series C
   common stock for cash                             -       --       --       73         72,927            --         73,000
Issuance of 3,619,260 shares of Series A
   common stock for cash                             -       36       --       --         56,281            --         56,317
Capital contribution of equipment                    -       --       --       --            158            --            158
Compensation element of stock options                -       --       --       --            675            --            675
Net loss                                             -       --       --       --             --       (15,807)       (15,807)
                                                ------   ------   ------   ------      ---------      --------      ---------
Balances at December 31, 1995                        -       36        2       73        132,039       (15,856)       116,294
Issuance of stock in connection with the
   Acquisition of the Arkansas Stations:
   Series A common stock - 227,654 shares;
   Series A preferred stock - 10,938 shares;
   Series B preferred stock - 10,938 shares          2        2       --       --         27,569            --         27,573
Compensation element of stock options                -       --       --       --            675            --            675
Dividends paid on preferred stock                    -       --       --       --           (829)           --           (829)
Net loss                                             -       --       --       --             --       (14,561)       (14,561)
                                                ------   ------   ------   ------      ---------      --------      ---------
Balances at December 31, 1996                        2       38        2       73        159,454       (30,417)       129,152
Compensation element of stock options                -       --       --       --          3,518            --          3,518
Net loss                                             -       --       --       --             --       (14,539)       (14,539)
Dividends paid on preferred stock                    -       --       --       --           (711)           --           (711)
                                                ------   ------   ------   ------      ---------      --------      ---------
Balances at August 31, 1997 (Predecessor
Company)                                             2       38        2       73        162,261       (44,956)       117,420
Net income                                           -       --       --       --             --         7,666          7,666
Issuance of stock in connection with
  The Hearst Transaction:
     Shares issued:
     Series A common stock - 8,277,054 shares;
     Series B common stock - 41,298,648 shares;
  Shares redeemed:
     Series A common stock - 11,346,900 shares;      -       44      411      (73)        93,673            --         94,055
Issuance of 4,252,100 shares series
A common stock for cash                              -       43       --       --        108,181            --        108,224

Dividends paid on preferred stock                    -       --       --       --           (711)           --           (711)
                                                ------   ------   ------   ------      ---------      --------      ---------
Balances at December 31, 1997                   $    2   $  125   $  413   $   --      $ 363,404      $(37,290)     $ 326,654
                                                ======   ======   ======   ======      =========      ========      =========


* Converted into Series B Common Stock during 1995.

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows

                                                                                            Eight Months      Four Months
                                                            Years Ended December 31,           Ended             Ended
                                                                1995           1996       August 31, 1997  December 31, 1997
                                                            -----------     ---------     ---------------  -----------------
                                                                   (Predecessor Company)
                                                                                     (In thousands)
Operating Activities
Net income (loss)                                           $ (15,807)       $(14,561)        $(14,539)     $   7,666

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Extraordinary item, loss on early retirement of debt         7,842              --               --         26,584
   Depreciation                                                 2,333           4,672            3,766          3,781
   Amortization of intangible assets                            9,961          19,293           13,189          8,369
   Amortization of deferred financing costs                       839             899              434            635
   Amortization of program rights                               3,961           4,725            2,833         14,652
   Program payments                                            (2,901)         (3,766)          (3,034)       (15,102)
   Deferred income taxes                                           --              --               --          9,691
   Provisions for doubtful accounts                                70             235               --            538
   Compensation element of stock options                          675             675            3,518             --
   Fair value adjustments of interest rate protection           1,039          (1,151)            (327)            --
     agreements
   Changes in operating assets and liabilities:
     Accounts receivable                                       (3,193)         (1,900)            (450)       (17,416)
     Other assets                                                 237              67            5,793            694
     Accounts payable and accrued liabilities                   3,377          (1,179)           8,262         (4,436)
     Other liabilities                                         (1,574)         (1,066)          (5,759)         2,467
                                                            ---------        --------         --------      ---------

Net cash provided by operating activities                       6,859           6,943           13,686         38,123

Investing Activities
Payment relating to the Hearst Transaction                         --              --               --       (110,076)
Clear Channel Venture Payment                                      --         (13,527)              --             --
Acquisition of stations                                      (233,739)         (5,889)         (23,016)            --
Purchases of property, plant, and equipment:
   Special projects/buildings                                      --          (2,274)          (5,633)       (14,964)
   Digital                                                       (770)           (268)          (2,608)        (1,698)
   Maintenance                                                 (2,992)         (4,091)          (3,897)        (1,606)
Partial payment on relocation of studio                            --            (840)              --             --
Acquisition costs                                                  --          (1,856)          (1,894)            --
                                                            ---------        --------         --------      ---------

Net cash used in investing activities                        (237,501)        (28,745)         (37,048)      (128,344)


See notes to consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows

                                                                                                 Eight Months       Four Months
                                                              Years Ended December 31,              Ended              Ended
                                                              1995               1996           August 31, 1997   December 31, 1997
                                                       ------------------ ------------------- ------------------ ------------------
                                                                         (Predecessor Company)
                                                                                      (In thousands)
Financing Activities
Financing costs and other                              $       (13,924)   $          (126)    $        (6,279)   $       (19,868)
Issuance of common stock, net                                  131,316                 --                  --            108,934
Issuance of Senior Notes                                            --                 --                  --            300,000
Repayment of Private Placement Debt                                 --                 --                  --           (295,895)
Repayment of Senior Subordinated Notes                              --                 --                  --            (49,387)
Proceeds from issuance of Senior Subordinated Notes            150,000                 --                  --                 --
Dividends paid on preferred stock                                   --               (829)               (711)              (711)
Proceeds from issuance of long-term debt                       170,250             31,500              88,000            185,000
Payment of long-term debt                                     (204,796)           (10,000)            (54,500)          (155,000)
                                                       ---------------    ---------------     ---------------    ---------------
Net cash provided by financing activities                      232,846             20,545              26,510             73,073
                                                       ---------------    ---------------     ---------------    ---------------
Increase (decrease) in cash and cash equivalents                 2,204             (1,257)              3,148            (17,148)
Cash and cash equivalents at beginning of period                     2              2,206                 949             29,907
                                                       ---------------    ---------------     ---------------    ---------------
Cash and cash equivalents at end of period             $         2,206    $           949     $         4,097    $        12,759
                                                       ===============    ===============     ===============    ===============

Supplemental Cash Flow Information:
Capital contribution of equipment                      $           158

Business acquired in purchase transaction:
   Fair market value of assets acquired                $       282,930    $        38,259     $        23,030    $       610,762
   Liabilities assumed                                         (14,644)            (4,773)                (14)          (332,903)
   Note payable issued to seller                               (34,547)                --                  --                 --
   Issuance of preferred stock                                      --            (21,876)                 --                 --
   Issuance of common stock                                         --             (5,721)                 --           (166,783)
                                                       ---------------    ---------------     ---------------    ---------------
Net cash paid for acquisitions                         $       233,739    $         5,889     $        23,016    $       111,076
                                                       ===============    ===============     ===============    ===============


See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                   Notes to Consolidated Financial Statements

1. Nature of Operations

Hearst-Argyle Television, Inc. (successor to Argyle Television, Inc., the Predecessor Company, collectively referred to as the "Company") owns and operates twelve network-affiliated television stations in geographically diverse markets in the United States and provides management services to three network-affiliated television stations and two radio stations (the "Managed Stations"). Nine of the stations are affiliates of the American Broadcasting Companies (ABC), two stations are affiliates of the National Broadcasting Company, Inc. (NBC), and one station is an affiliate of the Fox Broadcasting Company (Fox). The Company operates in one main business segment, commercial television broadcasting. See Note 3.

2. Summary of Accounting Policies and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. As more fully discussed in Note 3, the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable.

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

Program rights are reviewed periodically for impairment and, if necessary, adjusted to estimated net realizable value. No significant adjustments have been recorded in the accompanying consolidated statements of operations.

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1995 and 1996, the eight months ended August 31, 1997 and the four months ended December 31, 1997 were approximately $5,484,000, $6,923,000, $3,062,000, and $6,580,000
respectively, and are included in total revenues. Barter and trade expenses for the years

                         HEARST-ARGYLE TELEVISION, INC.

2. Summary of Accounting Policies and Use of Estimates (continued)

ended December 31, 1995 and 1996, the eight months ended August 31, 1997 and the four months ended December 31, 1997 were $5,420,000, $7,011,000, $2,955,000 and
$6,596,000, respectively, and are included in station operating expenses.

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

Intangible Assets

Intangible assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated lives as follows: FCC licenses, network affiliation agreements, and goodwill - 40 years; other intangible assets 3-40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the estimated future operating cash flows to be generated by the acquired businesses.

Income Taxes

Subsequent to August 29, 1997, the Company is included in the consolidated federal income tax return of The Hearst Corporation ("Hearst"). The Company files separate income tax returns in states where a consolidated return is not permitted. Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of Hearst is allocated to the Company on a separate return basis. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128") in 1997. SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income (loss) less preferred stock dividends by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of shares issuable under the Company's stock option plan (see Note 10). SFAS 128 also requires previously reported earnings per share to be restated to conform with the provisions of this statement. All per share amounts included in the footnotes are the same for basic and diluted earnings per share unless otherwise noted. The adoption of SFAS 128 did not have a material effect on the Company's consolidated financial statements.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS

                         HEARST-ARGYLE TELEVISION, INC.

2. Summary of Accounting Policies and Use of Estimates (continued)

130"). SFAS 131 establishes standards for reporting certain financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal year beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. The adoption, of these statements will not have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation

During the fourth quarter of 1995, the Company adopted SFAS Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), in accounting for its employee stock options and elected to use the fair value method in accounting for its stock-based compensation plan. The effect of adopting SFAS No. 123 was an increase to the 1995 net loss by $474,569. Subsequent to the Hearst Transaction, to conform accounting policies, the Company has elected to account for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Interest Rate Agreements

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts of interest-rate swap agreements in excess of the principal amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded as an adjustment to interest expense. (See Note 5)

The Company purchases interest-rate cap agreements that are designed to limit its exposure to increasing interest rates. The interest-rate cap of these agreements exceeds the current market levels at the time they are entered into. The interest rate indices specified by the agreements have been and are expected to be highly correlated with the interest rates the Company incurs on its borrowings. Payments to be received as a result of the specified interest rate index exceeding the cap rate are accrued in other assets and are recognized as a reduction to interest expense. The cost of these agreements is included in other assets and amortized to interest expense ratably during the life of the agreement. Upon termination of an interest-rate cap agreement, any gain is deferred in other liabilities and amortized over the remaining term of the original contractual life of the agreement as a reduction to interest expense.

                         HEARST-ARGYLE TELEVISION, INC.

2. Summary of Accounting Policies and Use of Estimates (continued)

Any notional amounts of agreements in excess of borrowings expected to be outstanding during their terms would be marked to market, with changes in market value recorded as an adjustment to interest expense.

Deferred Acquisition and Financing Costs

Acquisition costs are capitalized and will be included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3. Acquisitions

The Company is the successor to the combined operations of Argyle Television, Inc. ("Argyle" and "Predecessor Company") and the television broadcast group of The Hearst Corporation ("Hearst") pursuant to a merger transaction that was consummated on August 29, 1997, effective September 1, 1997 for accounting purposes (the "Hearst Transaction"). In that transaction, Hearst (the accounting acquiror) contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). As a result of the Hearst Transaction, Hearst currently owns approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company.

For accounting purposes, Hearst has been deemed to be the acquiror of Argyle. Accordingly, the assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocation. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis.

In August 1994, the Company entered into an acquisition agreement with NTG, Inc. relating to the acquisition of WZZM, Grand Rapids, Michigan; WNAC, Providence, Rhode Island; and, WAPT, Jackson, Mississippi (the "Northstar Stations").

On January 4, 1995, the Company acquired the Northstar Stations for approximately $108 million in cash. In addition, the Company agreed to certain working capital adjustments and to assume certain state income tax liabilities of $1.7 million. Fees and expenses associated with the acquisition approximated $2.5 million.

During January 1995, the Company entered into an asset purchase agreement with Tak Communications, Inc., debtor in possession, relating to the acquisition of WGRZ, Buffalo, New York (the "Buffalo Station"); and KITV, Honolulu; KMAU, Wailuku; KHVO, Hilo; and, TV Translator K51BB, Lihue, Hawaii (the "Hawaii Stations") in two closings for an aggregate consideration of $146 million.

On June 13, 1995, the Company acquired the Hawaii Stations for approximately $16.5 million in cash and a note issued to the seller for $34.5 million, which was paid in December 1995. Fees and expenses associated with this acquisition were approximately $800,000.

                         HEARST-ARGYLE TELEVISION, INC.

3. Acquisitions (continued)

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

On June 11, 1996, the Company acquired KHBS, Fort Smith, Arkansas, and its S-2 satellite KHOG, Fayetteville, Arkansas, (the "Arkansas Stations"). As consideration, the Company issued 227,654 shares of the Company's Series A Common Stock, 10,938 shares of the Company's Series A Preferred Stock and 10,938 shares of the Company's Series B Preferred Stock valued at approximately $27.6 million. The Company also paid approximately $5.9 million in cash for certain real estate, a non-competition covenant and affiliated debt associated with this acquisition. During the last part of 1996, there was a change in the Arkansas Stations purchase price valuation, which affected intangibles and other liabilities by approximately $2.3 million.

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

These transactions were accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses and network affiliation agreements and goodwill. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 1997; however, the changes, if any, are not expected to have a material effect on the consolidated financial statements of the Company. The consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.

Effective July 1, 1996, the Company entered into a Joint Marketing and Programming Agreement (the "Clear Channel Venture") with Clear Channel Communications, Inc. ("Clear Channel") involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel. Under the agreement, Clear Channel will program certain air time, including news programming, on WNAC and will manage the sale of commercial air time on both stations for an initial period of 10 years. The Company and Clear Channel each will receive 50% of the broadcast cash flows generated by the two stations subject to certain adjustments. The Company's share of the Clear Channel Venture broadcast cash flows is included in total revenues. In connection with this agreement, the Company paid Clear Channel approximately $13 million, which is included in other non-current assets and is being amortized using the straight line method over the initial term of the contract.

Giving effect to the Hearst Transaction and the Gannett Swap discussed above, unaudited pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WDTN, WAPT, KITV, WLWT, KOCO, the Arkansas Stations and the Company's share of the combined broadcast cash flows from the Clear Channel Venture and fees for providing management services to the Managed Stations pursuant to a management agreement (See Note 12), as if all acquisitions and financings (the Credit Facility and the Offerings) occurred as of January 1, 1996, are as follows:

                         HEARST-ARGYLE TELEVISION, INC.

                                                                                       Years Ended December 31,
                                                                                       1996               1997
                                                                                   -----------        -----------
                                                                               (In thousands, except per share data)
Total revenues                                                                     $     370,249     $     387,782
Earnings from continuing operations applicable to common stockholders              $      43,627     $      51,590
Earnings per common share     -  basic                                             $        0.81     $        0.96
                                                                                   =============     =============
                              -  diluted                                           $        0.81     $        0.96
==============================                                                     =============     =============
Pro forma number of shares used in calculations -  basic                                  53,828            53,828
                                                                                   =============     =============
                                               -  diluted                                 53,863            53,873
                                                                                   =============     =============

The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

4. Intangible Assets

Intangible assets at December 31, consisted of the following:

                                                 1996                 1997
                                             -------------       -------------
                                                        (In thousands)
FCC Licenses                                 $     126,009       $     385,768
Cost in excess of net assets acquired                   --             202,315
Network affiliation agreement                      121,272              15,425
Advertiser client base asset                            --             122,828
Favorable studio and office space                       --              23,638
Other                                               12,764              24,228
                                             -------------       -------------
                                                   260,045             774,202
Accumulated amortization                           (28,189)           (112,876)
                                             -------------       -------------
Intangible assets, net                       $     231,856       $     661,326
                                             =============       =============

5. Long-Term Debt

Long-term debt at December 31, consists of the following:

                                                 1996                  1997
                                             ------------         -------------
                                                      (In thousands)
Old Credit Agreement dated October 27, 1995:
   Revolving credit facility                 $      21,500        $          --
Credit Facility dated August 29, 1997:
   Revolving credit facility                            --               85,000
Senior Notes                                            --              300,000
Senior Subordinated Notes                          150,000              105,000
                                             -------------        -------------
Long-term debt                               $     171,500        $     490,000
                                             =============        =============

Credit Facility

Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Credit Facility") with the Chase Manhattan Bank ("Chase"). The Credit Facility will mature on December 31, 2004 (the

                         HEARST-ARGYLE TELEVISION, INC.

5. Long-Term Debt (continued)

"Maturity Date"). On December 31, 1999 (the "Conversion Date"), outstanding principal indebtedness under the Credit Facility up to $750 million will be converted into a five-year term loan (the "Term Loan"). The outstanding principal balance of the Term Loan on the Conversion Date (the "Initial Term Loan Balance") is to be repaid in quarterly installments on the following schedule for the years indicated: 2000-2.5% of the Initial Term Loan Balance per quarter; 2001-3.75% of the Initial Term Loan Balance per quarter; 2002-5% of the Initial Term Loan Balance per quarter; 2003-6.25% of the Initial Term Loan Balance per quarter; and, 2004-7.5% of the Initial Term Loan Balance per quarter. On the Conversion Date and through the Maturity Date, Chase will also provide a $250 million revolving credit facility (the "Revolving Facility") to the Company. As of December 31, 1997, the Company had $915 million available under the Credit Facility.

The Credit Facility is unsecured, but the Company provided a negative pledge that it will not grant to any third party a security interest in its assets and the stock of its subsidiaries.

Outstanding principal balances under the Credit Facility (including, after the Conversion Date, borrowings under the Term Loan and the Revolving Facility) will bear interest at the "applicable margin" plus either, at the Company's option, LIBOR or the "alternate base rate." The "applicable margin" will vary depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The "alternate base rate" is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or,
(iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company will also be required to pay an annual commitment fee based on the unused portion of the Credit Facility and the applicable margin ranging from 0.1875% to 0.1250% (but after the Conversion Date, only on the unused portion of the Revolving Facility).

The Credit Facility contains certain financial and other covenants and restrictions on the Company that, among other things, (i) limit the Company's ratio of total debt to operating cash flow to not greater than 5.5 through December 30, 1999; 5.0 from December 31, 1999 through December 30, 2000; 4.5 from December 31, 2000 through December 30, 2001; and 4.0 from December 31, 2001 through the Maturity Date; (ii) require the Company to maintain a ratio of operating cash flow to interest expense of not less than 2.0 through December 31, 1999, and not less than 2.5 thereafter; (iii) require the Company to maintain a ratio of operating cash flow to "fixed charges" (generally, interest expense, scheduled repayments of principal, taxes and capital expenditures) of not less than 1.15; (iv) restrict the amount of operating cash flow from businesses other than the broadcast business to 25% or less of the Company's total operating cash flow; and, (v) at such times when the ratio of total debt to operating cash flow is greater than or equal to 4.0, restrict the payment of dividends and the repurchase of stock to the sum of (x) $100 million; (y) proceeds from future stock issuances; and, (z) one-third of cash provided by operations in excess of fixed charges.

The Credit Facility will also provide that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board.

On August 29, 1997, Argyle's Old Credit Agreement was retired and related deferred financing fees were written-off and included as a cost of the Hearst Transaction.

Private Placement Debt

As part of the Hearst Transaction, the Company assumed $275 million of Hearst Private Placement Debt. The Company repaid the Private Placement Debt and a related "make-whole" premium of approximately $20.9 million during December 1997.

                         HEARST-ARGYLE TELEVISION, INC.

5. Long-Term Debt (continued)

Senior Subordinated Notes

In October 1995, Argyle issued $150,000,000 of senior subordinated notes (the "Notes"). The Notes are due in 2005 and bear interest at 9 3/4% payable semi-annually. The Notes are general unsecured obligations of the Company. In addition, the indenture governing the Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. During December 1997, the Company repaid $45 million of the Notes at a premium of approximately $4.4 million using proceeds from the Senior Notes Offering. In addition, the Company wrote-off the pro-rata share of deferred financing fees related to the Notes which were repaid.

The write-off of deferred financing fees relating to the Notes and the make-whole premium relating to the Private Placement Debt and the premium relating to the Notes, aggregating approximately $26.6 million pre-tax, were classified as an extraordinary item in the accompanying statement of operations for the period ended December 31, 1997.

Senior Notes

On November 7, 1997 the Company issued $125 million principal amount of 7.00% Senior Notes Due 2007, priced at 99.616% of par, and $175 million principal amount of 7.50% Debentures Due 2027, priced at 98.823% of par (collectively, "the Senior Notes"). The Senior Notes are unsubordinated and unsecured obligations of the Company. In addition, the indenture governing the Senior Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries.

Proceeds from the Senior Notes offering were used to repay existing indebtedness of the Company. See Private Placement Debt and Senior Subordinated Notes, above.

Interest Rate Risk Management

Under the terms of the Old Credit Agreement, the Company was required to enter into interest rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate.

The Company wrote two options that gave the option holder the right to enter into two interest rate swap agreements with the Company during May and June 1996. Premiums for these two options were $1,000,477. The option holder exercised these options in May and June 1996, effectively fixing the Company's interest rate at approximately 7% on $35 million of its borrowings until June 1999.

Additional information regarding these interest rate protection agreements in effect at December 31, 1997 follows:

                                 Notional     Average     Average   Estimated
                                  Amount    Receive Rate  Pay Rate  Fair Value
                                  ------    ------------  --------  ----------
Interest rate swap agreements:
Fixed rate agreement            $20,000,000     LIBOR       7.01%  $(339,135)
Fixed rate agreement            $15,000,000     LIBOR       6.98%  $(254,122)


The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit

                         HEARST-ARGYLE TELEVISION, INC.

5. Long-Term Debt (continued)

agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

The Company entered into various forward treasury lock agreements (Treasury Lock Agreements) during August 1997 in connection with the offering of $300 million Senior Notes. The Treasury Lock Agreements were settled simultaneous with the closing of the Senior Notes on November 12, 1997. The average coupon rate and treasury yield was 6.375% and 6.648%, respectively. The Company paid the related institutions approximately $13.0 million, which was capitalized in Deferred Acquisition and Financing Costs in the consolidated balance sheet, and is being amortized over the life of the Senior Notes.

                                                                                          Eight Months       Four Months
                                                            Years Ended December 31,          Ended              Ended
                                                           1995           1996           August 31, 1997   December 31, 1997
                                                         --------  -------------------   ---------------   -----------------
                                                                  (Predecessor Company)
                                                                                     (In thousands)
Interest expense net, consists of the following:
Interest on borrowings:
   Bank credit agreements                                $  6,571    $        2,231          $  2,935          $   2,089
   Senior Subordinated Notes                                2,645            14,580             9,750              4,851
   Private Placement Debt                                      --                --                --              7,325
   Senior Notes                                                --                --                --              2,917
   Amortization of deferred financings costs and other      1,544               988               434                635
   Hawaii Note                                                839                --                --                 --
                                                         --------    --------------          --------          ---------
                                                           11,599            17,799            13,119             17,817
Interest rate swap agreements:
   Changes in fair value for agreements with optional
          amounts in excess of outstanding borrowings         452               436              (328)               176
          Termination fee                                     440                --                --                 --
Options related to interest rate swap agreements:
   Changes in fair value                                      586            (1,587)               --                 --
                                                         --------    --------------          --------          ---------
              Total interest expense                       13,077            16,648            12,791             17,993
Interest income                                             1,025                82                42              2,163
                                                         --------    --------------          --------          ---------
Total interest expense, net                              $ 12,052    $       16,566          $ 12,749          $  15,830
                                                         ========    ==============          ========          =========

                         HEARST-ARGYLE TELEVISION, INC.

6. Earnings Per Share ("EPS")

                                                              For the Four Months Ended December 31, 1997
                                                             -------------------------------------------
                                                                   (In thousands, except per share data)
                                                                Income            Shares            Per-Share
                                                              (Numerator)      (Denominator)         Amount
                                                              -----------      -------------         ------
Income before extraordinary item                              $  23,878
Less:  preferred stock dividends                                   (711)
                                                              ---------

Basic EPS
Earnings before extraordinary item applicable
   to common stockholders                                     $  23,167             48,628           $ 0.48
                                                                                                     ======

Effect of Dilutive Securities
Assumed exercise of stock options                                  --                  124
                                                              ---------           --------

Diluted EPS
Earnings before extraordinary item applicable
   to common stockholders plus assumed conversions
                                                              $  23,167             48,752           $ 0.48
                                                              =========           ========           ======


The Series A Preferred Stock convertible into Series A Common Stock at a conversion price of $35 per share, and certain common stock options, were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS because the conversion price or exercise price was greater than the average market price of the common shares during the calculation period.

For all other periods presented, the loss per share has been determined based on the loss before extraordinary item after preferred stock dividends divided by the weighted average number of common shares outstanding.

7. Income Taxes

The provision (benefit) for income taxes relating to income before extraordinary item for the four months ended December 31, 1997, consists of the following:

Current:
   State and local                        $     2,177
   Federal                                        (64)
                                          -----------
                                                2,113
Deferred:
   Federal                                     14,306
                                          -----------
Provision for income taxes                $    16,419
                                          ===========
The effective income tax rate for the four months ended December 31, 1997 varied from the statutory U.S. Federal income tax rate due to the following:

     Statutory U.S. Federal income tax                      35.0%
     State income taxes, net of Federal tax benefit          4.6
     Other non-deductible business expenses                  1.1
                                                            ----
     Effective income tax rate                              40.7%
                                                            ====

                         HEARST-ARGYLE TELEVISION, INC.

7. Income Taxes (continued)

As a result of the losses incurred by the Predecessor for the years ended December 31, 1995 and 1996, no U.S. Federal income tax expense or benefit has been recorded.

Deferred tax liabilities and assets at December 31 consist of the following:

                                                            1996                 1997
                                                        ---------          -----------
                                                               (In thousands)
Deferred tax liabilities:
  Accelerated depreciation                             $   1,624          $     8,937
  Accelerated funding of pension benefit obligation           --               10,578
  Other                                                      750                2,086
  Difference between book and tax basis of intangible
  assets                                                   8,466              142,812
                                                       ---------          -----------

Total deferred tax liabilities                            10,840              164,413
                                                       ---------          -----------

Deferred tax assets:
  Allowance for doubtful accounts, not currently
  deductible                                                  --                1,721
  Accrued expenses                                           689                4,254
  Other                                                       --                5,962
  Operating loss carryforwards                            11,071                8,177
                                                       ---------          -----------

Total deferred tax assets                                 11,760               20,114
Valuation allowance for deferred tax assets                 (920)                  --
                                                       ---------          -----------
Net deferred tax assets                                   10,840               20,114
                                                       ---------          -----------

Net deferred tax assets/liabilities                    $      --          $   144,299
                                                       =========          ===========

The Company has a net operating loss carryforward for federal income tax purposes of approximately $19,438,000, which expires in 2010.

8. Common Stock

In connection with the Hearst Transaction, the Company's Certificate of Incorporation was amended and restated pursuant to which, among other things,
(i) the Company's authorized common stock was increased from 50 million to 200 million shares; (ii) the Company's existing Series B Common Stock and Series C Common Stock was reclassified as and changed into an equal number of shares of Series A Common Stock; (iii) a Series B Common Stock was authorized and thereafter issued to Hearst in connection with the transaction; and, (iv) the Company's existing Series A Preferred Stock and Series B Preferred Stock received voting rights.

The Company has 200 million shares of authorized common stock, par value $.01 per shares, with 100 million shares designated as Series A Common Stock and 100 million shares designated Series B Common Stock. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company's Board of Directors (the "Series A Directors") and (ii) the holders of the shares of the Company's Series B Common Stock are entitled to

                         HEARST-ARGYLE TELEVISION, INC.

8. Common Stock (continued)

vote separately as a class to elect the balance of the Company's Board of Directors (the "Series B Directors"); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company's Board of Directors.

All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iii) any entity controlled or consolidated or to which all or substantially all of Hearst's assets are transferred; or,
(iii) any entity controlled by Hearst (each a "Permitted transferee"). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Certificate of Incorporation and to applicable securities laws limitations.

On November 12, 1997, the Company sold an aggregate of 4 million shares of Series A Common Stock, par value $.01 per share at $27 per share. In connection with the offering, the underwriters exercised an over-allotment option and were sold another 232,000 shares at $27 per share. The aggregate proceeds from the offering net of expenses was $108.0 million.

On December 29, 1997, the Company issued approximately 2.7 million shares of Series B Common Stock to Hearst (the "Adjustment Shares") in connection with the Hearst Transaction relating to net working capital at the date of acquisition (in excess of $30 million for the Hearst Broadcast group) and the purchase of surplus pension fund assets.

9. Preferred Stock

The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company's Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). Each series of Preferred Stock has 10,938 shares issued and outstanding at December 31, 1997. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly. The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, the product of 1.1 times $35; and, (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year's conversion price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time after June 11, 2001 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

The holders of Series B Preferred Stock have the option to convert such Series B Preferred Stock into shares of Series A Common Stock at any time after June 11, 2001 at the average of the closing prices for the Series A Common Stock for each of the 10 trading days prior to such conversion date. The Company has the option to redeem all or a portion of the Series B Preferred Stock at any time on or after June 11, 2001, at a price equal to $1,000 per share plus any accrued and unpaid dividends.

10. Stock Options

1997 Stock Option Plan

The Company's Board of Directors approved the amendment and restatement of the Company's second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the "Plan"). The amendment increases the number of shares reserved for issuance under the Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices at quoted market value at time of issuance.

                         HEARST-ARGYLE TELEVISION, INC.

10. Stock Options (continued)

Options cliff-vest after 3 years commencing on the effective date of the grant and a portion of the options vest either after 9 years or in one-third increments upon attainment of certain market price goals of the Company's stock. All options granted pursuant to the Plan will expire no later than 10 years from the date of grant.

Old Stock Option Plan

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption: dividends-none; forfeitures-time vesting none, performance vesting 30%; expected volatility - 33%, zero prior to the Company's initial public offering; risk free interest rate - 5.25%; and expected life - 5 years. The resulting fair value is charged to expense over the service period with a corresponding increase in additional paid in capital. During 1995 and 1996, and for the eight months ended August 31, 1997, the Company charged to expense approximately $675,000 and $3,518,000, respectively related to stock based compensation.

A summary of the status of the Company's Plan as of December 31, 1995, 1996 and 1997, and changes during the years ending on those dates is presented below:

                                        1995                           1996                           1997
                           ------------------------------ ------------------------------ -----------------------------
                                           Weighted Avg.                  Weighted Avg.                  Weighted Avg.
                              Options     Exercise Price     Options     Exercise Price     Options     Exercise Price
                              -------     --------------     -------     --------------     -------     --------------
Outstanding-
  beginning of year                 --              --      1,314,765          $12.15      1,338,172          $12.74
  Granted                    1,321,015          $12.03         74,532          $22.05      1,843,215          $26.75
  Exercised                         --              --             --              --        (20,150)         $10.45
  Cancelled                         --              --             --              --     (1,168,247)         $12.35
  Forfeited                     (6,250)         $10.00        (51,125)         $11.13         (2,250)         $10.00
                           -----------                    -----------                    -----------
Outstanding-end
  of the year                1,314,765          $12.15      1,338,172          $12.74      1,990,740          $25.85
                           ===========                    ===========                    ===========
Exercisable at end
  of the year                  432,505          $10.45        469,813          $11.04        207,125          $17.77
                           ===========                    ===========                    ===========

The following table summarizes information about stock options outstanding at December 31, 1997:

          Range of            Number Outstanding              Weighted Average               Weighted Average
       Exercise Prices            at 12/31/97            Remaining Contractual Life           Exercise Price
       ---------------        ------------------         --------------------------          ----------------
        $10.00-$29.00             1,990,740                      9.5 years                        $17.77

SFAS No. 123 provides for a fair-value based method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option which was used by the Company prior to the Hearst Transaction. Subsequent to the Hearst Transaction, the Company has elected to account for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         HEARST-ARGYLE TELEVISION, INC.

10. Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1995, 1996 and 1997. The following assumptions were used for the four months ended December 31, 1997: risk-free interest rates of 5.5%, dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 27%, and the expected life of the option of 5 and 7 years. The range of fair value of options granted during the four months ended December 31, 1997 were $9.26-$12.34.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information for the four months ended December 31, 1997 is as follows:

                      (In thousands, except per share data)
Pro forma net income...........................................      $6,602
Pro forma earnings applicable to common stockholders...........      $5,891
Pro forma basic and diluted earnings per common share..........      $ 0.12

The Company has reserved 3.0 million shares of common stock for future issuances in connection with the Plan at December 31, 1997.

11. Net Assets Held for Sale

Upon completion of the Hearst Transaction, the Company owns television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company will be required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying audited consolidated balance sheet as of December 31, 1997, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company expects to complete the exchange of these assets during the third quarter of 1998. See
Note 16.

12. Related Party Transactions

The Predecessor Company entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the "Partnerships"), under which Argyle provided to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the partnerships were required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the years ended December 31, 1995 and 1996, and for the eight months ended August 31, 1997, the Company recognized total reimbursements of approximately $840,000, $893,000 and $568,000, respectively, under these agreements. Such reimbursements were offset against corporate general and administrative expenses in the accompanying consolidated statements of operations. Subsequent to the

                         HEARST-ARGYLE TELEVISION, INC.

12. Related Party Transactions (continued)

Hearst Transaction such Partnerships are no longer shareholders of the Company, and these agreements are no longer in effect.

During 1995, a related party contributed to the Company equipment with a value of $157,998. The related party did not receive any consideration for the contributed equipment.

In connection with the acquisition of the Northstar Stations, the Hawaii Stations and the Buffalo Station, the Company incurred approximately $13.9 million in financing costs in 1995, a substantial portion of which were fees paid under the Company's credit agreements. Affiliates of certain of the banks in the credit agreement bank group were partners in a partnership that owned shares of the Company's non-voting common stock.

In June 1995, the Company entered into an agreement (the "Buffalo Management Agreement") to provide interim management services to the Buffalo Station pending closing of the acquisition of the Buffalo Station. Subject to the seller's supervision, control and approval, the Company provided to the Buffalo Station, pursuant to the Buffalo Management Agreement, a number of management services, including recruitment and training of personnel, direction of advertising sales efforts, implementation of billing and collection practices, maintenance of accounting practices, negotiation of contracts and maintenance and acquisition of equipment. In consideration for the Company's services, the seller paid the Company $450,000 per month (half of which was paid into escrow pending the closing of the acquisition of the Buffalo Station). At the closing of the acquisition of the Buffalo Station on December 5, 1995, the Buffalo Management Agreement was terminated and that portion of the management fee placed in escrow was released to the Company. The Company recognized $2.7 million in management fees in 1995, which are included in total revenues in the accompanying statement of operations (associated expenses are included in station operating expenses).

The Company has entered into a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station within 36 months of its acquisition); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local taxes after the Company became part of the consolidated tax return of Hearst); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company recorded revenues of approximately $700,000 relating to the Management Agreement and expenses of approximately $900,000 relating to the Services Agreement, during the four months ended December 31, 1997. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

                         HEARST-ARGYLE TELEVISION, INC.

13. Commitments

The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments as of December 31, 1997, scheduled under contracts for programs available are as follows (in thousands):

                1998                             $35,769
                1999                               3,417
                2000                               1,112
                2001                                 394
                                                 -------
                                                 $40,692
                                                 =======


The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future program rights not available for broadcast at December 31, 1997, and employment contracts for key employees. Future minimum payments under terms of these agreements as of December 31, 1997 are as follows:

                                                                      Employment
                                           Operating    Program       and Talent
                                            Leases       Rights       Contracts
                                            ------       ------       ---------
                                                     (In thousands)
1998                                       $ 2,357        $20,427        $24,983
1999                                         1,711         44,110         18,011
2000                                         1,555         20,715          7,891
2001                                         1,351          3,877          2,573
2002 and thereafter                          3,643            908            968
                                           -------        -------        -------

                                           $10,617        $90,037        $54,426
                                           =======        =======        =======

Rent expense for operating leases for the years ended December 31, 1995 and 1996, the eight months ended August 31, 1997 and the four months ended December 31, 1997 was approximately $308,000, $532,000, $416,000 and $1,297,000, respectively.

In the normal course of business, the Company is subject to various claims and lawsuits. In the opinion of the Company's management, liabilities, if any, arising from these matters will not have a significant effect on the Company's consolidated financial statements.

14. Pension and Employee Savings Plans

Effective August 29, 1997, the Company assumed the obligations of the noncontributory defined benefit plans (the "Pension Plans") of the non-union and certain union employees of the Hearst Broadcast Group and purchased the excess of the plans, fair values of pension plans assets for shares of the Company's Series B common stock (see Note 8). Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive year's compensation. The cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees. Beginning January 1, 1998, the Company plans to provide a noncontributory defined benefit plan to the Company's remaining non-union employees who are not included in the Pension Plans at December 31, 1997.

                         HEARST-ARGYLE TELEVISION, INC.

14. Pension and Employee Savings Plan (continued)

The net pension cost (benefit) for the Company's Pension Plans for the four months ended December 31, 1997 in which the Company's non-union employees participate are as follows:
                                                                      1997
                                                               -----------------
                                                                 (In thousands)
Service cost                                                        $   736
Interest cost                                                           891
Return on plan assets:
     Actual                                                          (3,179)
     Deferred                                                         1,234
Amortization of the unrecognized net asset                              (40)
Other                                                                   (57)
                                                                    -------
Net pension benefit                                                 $  (415)
                                                                    =======

The following schedule presents a reconciliation of the funded status at December 31, 1997:

                                                   Assets Exceed    Accumulated
                                                    Accumulated      Benefits
                                                     Benefits      Exceed Assets
                                                   -------------   -------------
                                                            (In thousands)
Actuarial present value of benefit obligation:
     Vested                                           $(27,235)         $(1,216)
     Nonvested                                          (1,359)             (51)
                                                      --------          -------
Accumulated benefit obligation                        $(28,594)         $(1,267)
                                                      ========          =======

Plan assets at fair value                             $ 72,532          $   362
Projected benefit obligation                           (36,227)          (5,155)
                                                      --------          -------
Plan assets in excess of (less than) the
projected benefit obligation                            36,305           (4,793)

Unrecognized net asset                                    (766)             (22)
Unrecognized net (gain) loss                            (9,879)           1,250
Unrecognized minimum liability                             505            2,461
                                                      --------          -------
Deferred (accrued) pension cost                       $ 26,165          $(1,104)
                                                      ========          =======


The deferred pension costs are included in Other Assets on the accompanying consolidated balance sheet at December 31, 1997.

Assumptions used for computing the projected benefit obligation at December 31, 1997 are as follows:

Discount rate                                                       7.00%
Rate of compensation                                                5.50%
Long-term rate of return on plan assets                             9.00%

The various plans' assets consist primarily of stocks, bonds and cash equivalents.

The Company's qualified employees may contribute from 1% to 18% of their compensation up to certain dollar limits to a 401(k) savings plan. The Company matches one-quarter of the employee contribution up to 6% of the employee's compensation. The Company contributions to this plan for the years ended December 31, 1995 and 1996, the eight months ended August 31, 1997 and the four months ended December 31, 1997 were approximately $68,000, $186,000, $146,000, and $348,000, respectively. During February 1997, the Company's compensation committee

                         HEARST-ARGYLE TELEVISION, INC.

14. Pension and Employee Savings Plan (continued)

approved an increase in the Company's match. The match increased from one-quarter to one-half of the employee contributions up to 6% of each employee's compensation, effective July 1, 1997.

15. Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

                                                                           December 31,
                                                            1996                                 1997
                                                -----------------------------     -----------------------------
                                                Carrying Value     Fair Value     Carrying Value     Fair Value
                                                --------------     ----------     --------------     ----------
Old Credit Agreement dated October 27, 1995:
   Revolving credit facility                          $21,500          $21,853             $ --             $ --
Credit Facility dated August 29, 1997:
   Revolving credit facility                               --               --           85,000           83,557
Senior Subordinated Notes                             150,000          139,039          105,000          126,475
Senior Notes                                               --               --          300,000          311,551
Series A Preferred Stock*                              10,938           11,321           10,938           12,371
Series B Preferred Stock*                              10,938            9,604           10,938           10,019
Interest rate swaps                                        --            (849)               --            (593)

*     Including Additional Paid-In Capital amount.

The fair values of the Senior Notes and Preferred Stock were determined based on the quoted market prices, the revolving credit facility was estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements. The fair value of the interest rate swap agreements was determined using discounted cash flow models

For instruments including cash and cash equivalents, accounts receivable and accounts payable the carrying amount approximates fair value because of the short maturity of these instruments. In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" the Company believes it is not practicable to estimate the current fair value of the amounts due to Hearst because of the related party nature of the transactions.

16. Subsequent Events

On January 13, 1998, the Company issued $200,000,000 aggregate principal amount of 7.0% Senior Notes due 2018. The net proceeds from this issuance will be used to reduce borrowings under the Credit Facility and fund the tender offer to repurchase $105,000,000 of the Notes outstanding at December 31, 1997, as discussed below.

On February 10, 1998, the Company commenced a tender offer and consent solicitation for its Notes. The total consideration for each $1,000 principal amount of Notes tendered pursuant to the offer will be the price that would result from a yield to November 1, 2000, the earliest stated redemption date, equal to the sum of (i) the yield on the U.S. Treasury Note due October 31, 2000 plus (ii) 25 basis points. On March 9, 1998, the Company announced the price will be $1,115.53 per $1,000 principal amount of Notes (or $117,130,650 for all the Notes). This includes accrued and unpaid interest through the expected date of payment, March 13, 1998.

On February 19, 1998, the Company announced that it agreed to exchange its WDTN and WNAC stations with STC Broadcasting, Inc. for KSBW, the NBC affiliate serving the Monterey - Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT - Plattsburgh, NY, television market. In addition, the

                         HEARST-ARGYLE TELEVISION, INC.

16. Subsequent Events (continued)

Company will pay STC Broadcasting, Inc. approximately $20 million. The Company anticipates the transaction will close during the third quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information called for by Item 9 was previously reported under Item 4 of the Company's Current Reports on Form 8-K filed with the Securities and Exchange Commission on October 17, 1997 and October 20, 1997, which portions are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information called for by Item 10 is set forth under the headings "Executive Officers of the Company" and "Election of Directors" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information called for by Item 11 is set forth under the heading "Executive Compensation and Other Matters" in the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by Item 12 is set forth under the heading "Principal Stockholders" in the 1998 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1998 Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                         HEARST-ARGYLE TELEVISION, INC.

                                                                         Additions
                                            Balance at    Charged to     Charged to                     Balance at
                                           Beginning of    Costs and   Other Accounts    Deductions       End of
            Description                       Period       Expenses       Describe        Describe        Period
            -----------                       ------       --------       --------        --------        ------
                                                                       (In thousands)
Year Ended December 31, 1995:
Allowance for uncollectable accounts         $     --      $    70       $    63(1)       $    --         $   133

Year Ended December 31, 1996:
Allowance for uncollectable accounts         $    133      $   235       $    --          $  (199)(2)     $   169
Eight Months Ended August 31, 1997           $    169      $    --       $   113(1)       $  (106)(2)     $   176

Four Months Ended December 31, 1997:
Allowance for uncollectable accounts         $  1,673      $   538       $   317(1)       $  (324)(2)     $ 2,204

----------
(1)    Amounts acquired in acquisitions.

(2)    Net write-offs of accounts receivable.

Note: The required information regarding the valuation allowance for deferred tax assets is included in Note 6 to the Company's Consolidated Financial Statements.


(b) Reports on Form 8-K

     (1) Current Report on Form 8-K filed October 17, 1997 reporting the change in the Company's certifying accountants to Deloitte & Touche and the results of the elections by holders of options on Argyle Series A Common Stock in connection with the Merger. No financial statements were filed on this report.

     (2) Current Report on Form 8-K/A filed October 20,1997 filing a letter from E&Y stating that E&Y agreed with certain disclosures made by the Company in connection with the termination of E&Y and the engagement of Deloitte & Touche. No financial statements were filed on this report.

     (3) Current Report on Form 8-K filed on November 13, 1997 announcing the completion of the Common Stock Offering and the 1997 Debt Offering. No financial statement were filed on this report.

(c) Exhibits

      The following documents are filed or incorporated by reference as exhibits to this report.

                                  EXHIBIT INDEX

    Exhibit No.                             Description
    -----------                             -----------

      2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub. Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to
            Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C of the Company's Registration Statement on Form S-4 (file No. 333-32487)).

      3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A dated September 5, 1997).

      4.1 Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit
            4.1 of Argyle's Form 10-K for the fiscal year ending December 31,
            1996).

      4.2 First Supplemental Indenture dated as of June 1, 1996 among KHBS Argyle Television, Inc. and Arkansas Argyle Television, Inc. and United States Trust Company of New York (incorporated by reference to Argyle's Current Report on Form 8-K dated June 11, 1996).

      4.3 Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst- Argyle Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc. and United States Trust Company of New York (incorporated by reference to
            Exhibit 4.8 of the Company's Registration Statement on Form S-3 (File No. 333-32487)).

      4.4 Third Supplemental Indenture dated as of February 26, 1998 among the Company, Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst- Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc., KITV Hearst-Argyle Television, Inc., KHBS Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc., Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc., Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New York.

      4.5   Form of Note for Senior Subordinated Notes due 2005 (included in
            Exhibit 4.1).

      4.6 Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 13, 1997).

      4.7 First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 13, 1997).

      4.8 Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 13, 1997).

    Exhibit No.                             Description
    -----------                             -----------

      4.9 Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of the Company's Current report on Form 8-K dated January 13, 1998).

      4.10 Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Current report on Form 8-K dated January 13, 1998).

      4.11 Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.3 of the Company's Forms 8A/A dated September 5, 1997).

      4.12 Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      10.1 Amended and Restated Employment Agreement of Ibra Morales (incorporated by reference to Exhibit 10.3(c) of the Company's Registration Statement on Form S-1 (File No. 33-96029).

      10.2 Amended and Restated Employment Agreement of Harry T. Hawks (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration Statement on Form S-1 (File No. 33-96029).

      10.3 1997 Stock Option Plan (incorporated by reference to Appendix E of the Company's Registration Statement on Form S-4 (File No. 333-22487)).

      10.4 Affiliation Agreement among Multimedia, Inc., Multimedia Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
            Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.5 Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
            Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.6 Affiliation Agreement between Providence Argyle Television, Inc. (re: WNAC) and Fox Broadcasting Company, dated December 9, 1994, as amended, and Amendment/NFL Package Agreement (incorporated by reference to Exhibit 10.5(c) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

      10.7 Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated November 9, 1994 (incorporated by reference to
            Exhibit 10.5(d) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

      10.8 Form of Affiliation Agreement between Jackson Argyle Television, Inc. (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

    Exhibit No.                             Description
    -----------                             -----------

      10.9 Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and KHOG) and ABC (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

      10.10 Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit
            10.1 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.11 Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.12 Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.13 Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit
            10.4 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.14 Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.15 Amendment to the Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.16 Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.17 Change of Control Agreement between the Company and Dean H. Blythe (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.18 Amendment No. 1 to Amended and Restated Employment of Ibra Morales dated July 31, 1996 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      10.19 Employment Agreement, dated as of August 12, 1997, between Hearst-Argyle Television, Inc. and Bob Marbut (incorporated by reference to Exhibit 10.1 of Company's Current Report on Form 8-K filed October 17, 1997).

    Exhibit No.                             Description
    -----------                             -----------

      10.20 Management Services Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17, 1997).

      10.21 Option Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit
            10.3 of Company's Current Report on Form 8-K filed October 17,
            1997).

      10.22 Studio Lease Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.4 of Company's Current Report on Form 8-K filed October 17, 1997).

      10.23 Services Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit
            10.5 of Company's Current Report on Form 8-K filed October 17,
            1997).

      10.24 Credit Agreement between the Company, the Subsidiary Guarantors party thereto and The Chase Manhattan Bank, as administrative agent, dated August 29, 1997 (the "Credit Agreement").

      10.25 Amendment No. 1 to the Credit Agreement dated as of October 31,
            1997.

      10.26 Amendment No. 2 to the Credit Agreement dated as of January 30,
            1998.

      10.27 Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998.

      10.28 Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc.

      16.1 Letter from Ernst & Young LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit 16.1 of the Company's 8-K/A dated October 20,
            1997).

      21    List of Subsidiaries of The Company.

      23.1  Consent of Ernst & Young LLP.

      23.2  Consent of Deloitte & Touche LLP.

      24.1  Powers of Attorney (contained on signature page hereto).

      27.1  Financial Data Schedule.

      27.2  1997 Restated Financial Data Schedule.

      27.3  1996 Restated Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEARST-ARGYLE TELEVISION, INC.

                                    By:/s/ Dean H. Blythe
                                       ---------------------
                                    Name:    Dean H. Blythe
                                    Title:   Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 27, 1998.

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of HEARST-Argyle Television, Inc. hereby constitutes and appoints Dean
H. Blythe and Harry T. Hawks, or either of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


Name                                                Title


/s/ Bob Marbut             Co-Chief Executive Officer and Chairman of the Board
-------------------------  (principal executive officer)
Bob Marbut


 /s/ John G. Conomikes     (President, Co-Chief Executive Officer and Director
-------------------------  (principal executive officer)
John G. Conomikes


/s/ David J. Barrett       Executive Vice President, Chief Operating Officer and
-------------------------  Director
David J. Barrett


/s/ Harry T. Hawks         Senior Vice President and Chief Financial Officer
-------------------------  (principal financial officer)
Harry T. Hawks


/s/ Teresa Lopez           Controller and Assistant Secretary (principal
-------------------------  accounting officer)
Teresa Lopez


/s/ Frank A. Bennack, Jr.  Director
-------------------------
Frank A. Bennack, Jr.


/s/ Victor F. Ganzi        Director
-------------------------
Victor F. Ganzi


/s/ George R. Hearst       Director
-------------------------
George R. Hearst

/s/ William R. Hearst III  Director
-------------------------
William R. Hearst III


/s/ Gilbert C. Maurer      Director
-------------------------
Gilbert C. Maurer


/s/ David Pulver           Director
-------------------------
David Pulver


/s/ Virginia H. Randt      Director
-------------------------
Virginia H. Randt


/s/ Caroline L. Williams   Director
-------------------------
Caroline L. Williams

                                  EXHIBIT INDEX

      Exhibit No.                          Description
      -----------                          -----------

      2.1 Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub. Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to
            Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C of the Company's Registration Statement on Form S-4 (file No. 333-32487)).

      3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 of the Company's Form 8-A/A dated September 5, 1997).

      4.1 Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit
            4.1 of Argyle's Form 10-K for the fiscal year ending December 31,
            1996).

      4.2 First Supplemental Indenture dated as of June 1, 1996 among KHBS Argyle Television, Inc. and Arkansas Argyle Television, Inc. and United States Trust Company of New York (incorporated by reference to Argyle's Current Report on Form 8-K dated June 11, 1996).

      4.3 Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst- Argyle Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc. and United States Trust Company of New York (incorporated by reference to
            Exhibit 4.8 of the Company's Registration Statement on Form S-3 (File No. 333-32487)).

      4.4 Third Supplemental Indenture dated as of February 26, 1998 among the Company, Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst- Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc., KITV Hearst-Argyle Television, Inc., KHBS Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc., Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc., Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New York.

      4.5   Form of Note for Senior Subordinated Notes due 2005 (included in
            Exhibit 4.1).

      4.6 Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 13, 1997).

      4.7 First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 13, 1997).

      4.8 Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 13, 1997).

      Exhibit No.                          Description
      -----------                          -----------

      4.9 Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of the Company's Current report on Form 8-K dated January 13, 1998).

      4.10 Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Current report on Form 8-K dated January 13, 1998).

      4.11 Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.3 of the Company's Forms 8A/A dated September 5, 1997).

      4.12 Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      10.1 Amended and Restated Employment Agreement of Ibra Morales (incorporated by reference to Exhibit 10.3(c) of the Company's Registration Statement on Form S-1 (File No. 33-96029).

      10.2 Amended and Restated Employment Agreement of Harry T. Hawks (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration Statement on Form S-1 (File No. 33-96029).

      10.3 1997 Stock Option Plan (incorporated by reference to Appendix E of the Company's Registration Statement on Form S-4 (File No. 333-22487)).

      10.4 Affiliation Agreement among Multimedia, Inc., Multimedia Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
            Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.5 Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
            Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.6 Affiliation Agreement between Providence Argyle Television, Inc. (re: WNAC) and Fox Broadcasting Company, dated December 9, 1994, as amended, and Amendment/NFL Package Agreement (incorporated by reference to Exhibit 10.5(c) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

      10.7 Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated November 9, 1994 (incorporated by reference to
            Exhibit 10.5(d) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

      10.8 Form of Affiliation Agreement between Jackson Argyle Television, Inc. (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

      Exhibit No.                          Description
      -----------                          -----------

      10.9 Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and KHOG) and ABC (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).

      10.10 Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit
            10.1 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.11 Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.12 Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.13 Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit
            10.4 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.14 Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.15 Amendment to the Television Affiliation Agreement for Television Broadcasting Station WBAL-TV, dated January 2, 1995, by and between National Broadcasting Company, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report for the quarter ended September 30, 1997).

      10.16 Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.17 Change of Control Agreement between the Company and Dean H. Blythe (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ending December 31, 1996).

      10.18 Amendment No. 1 to Amended and Restated Employment of Ibra Morales dated July 31, 1996 (incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

      10.19 Employment Agreement, dated as of August 12, 1997, between Hearst-Argyle Television, Inc. and Bob Marbut (incorporated by reference to Exhibit 10.1 of Company's Current Report on Form 8-K filed October 17, 1997).

      Exhibit No.                          Description
      -----------                          -----------

      10.20 Management Services Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17, 1997).

      10.21 Option Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit
            10.3 of Company's Current Report on Form 8-K filed October 17,
            1997).

      10.22 Studio Lease Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.4 of Company's Current Report on Form 8-K filed October 17, 1997).

      10.23 Services Agreement, dated as of August 29, 1997, between The Hearst Corporation and the Company (incorporated by reference to Exhibit
            10.5 of Company's Current Report on Form 8-K filed October 17,
            1997).

      10.24 Credit Agreement between the Company, the Subsidiary Guarantors party thereto and The Chase Manhattan Bank, as administrative agent, dated August 29, 1997 (the "Credit Agreement").

      10.25 Amendment No. 1 to the Credit Agreement dated as of October 31,
            1997.

      10.26 Amendment No. 2 to the Credit Agreement dated as of January 30,
            1998.

      10.27 Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998.

      10.28 Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc.

      16.1 Letter from Ernst & Young LLP to the Securities and Exchange Commission pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit 16.1 of the Company's 8-K/A dated October 20,
            1997).

      21    List of Subsidiaries of The Company.

      23.1  Consent of Ernst & Young LLP.

      23.2  Consent of Deloitte & Touche LLP.

      24.1  Powers of Attorney (contained on signature page hereto).

      27.1  Financial Data Schedule.

      27.2  1997 Restated Financial Data Schedule.

      27.3  1996 Restated Financial Data Schedule.