Form 10-Q
period 1998-03-31
HEARST ARGYLE TELEVISION INC
filed 1998-05-14
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1998

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                        COMMISSION FILE NUMBER:  0-27000

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                           74-2717523
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                       Identification Number)

959 EIGHTH AVENUE                                              (212) 649-2307
NEW YORK, NY  10019                           (Registrant's telephone number,
(Address of principal executive offices)                 including area code)


              --------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No  [ ]


As of May 13, 1998, the Registrant had 53,842,377 shares of common stock outstanding. Consisting of 12,543,729 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     INDEX

                                                                                                     PAGE NO.
PART I        FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS
        Condensed Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998 (unaudited)..  1
        Condensed Consolidated Statements of Operations for the Three Months Ended
        March 31, 1997 (Predecessor Company) and 1998 (unaudited).....................................  3
        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1997 (Predecessor Company) and 1998 (unaudited).....................................  4
        Notes to Condensed Consolidated Financial Statements..........................................  5

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....  9

PART II        OTHER INFORMATION
   ITEM 1.  Legal Proceedings......................................................................... 12

   ITEM 2.  Changes in Securities..................................................................... 12

   ITEM 3.  Defaults Upon Senior Securities........................................................... 12

   ITEM 4.  Submission of Matters to a Vote of Security Holders....................................... 12

   ITEM 5.  Other Information......................................................................... 12

   ITEM 6.  Exhibits and reports on Form 8-K.......................................................... 12


Signatures............................................................................................ 14

PART I  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS


                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets

                                                  December 31,            March 31, 1998
                                                      1997                  (Unaudited)
                                                -----------------------------------------------
                                                                (In thousands)
Assets
Current assets:
   Cash and cash equivalents                        $ 12,759                  $ 47,059
   Accounts receivable, net                           89,988                    68,186
   Program and barter rights                          35,737                    23,387
   Deferred income taxes                               5,975                     5,975
   Related party receivable                            3,695                     8,106
   Net assets held for sale                           72,019                    70,603
   Other                                               7,070                     7,735
                                                    --------                  --------
Total current assets                                 227,243                   231,051
                                                    --------                  --------

Property, plant and equipment, net                    97,804                   103,808
                                                    --------                  --------

Intangible assets, net                               661,326                   652,158
                                                    --------                  --------
Other assets:
   Deferred acquisition and financing costs,
     net                                              27,796                    28,428
   Program and barter rights, noncurrent               3,511                     3,382
   Other                                              26,429                    26,869
                                                    --------                  --------
Total other assets                                    57,736                    58,679
                                                    --------                  --------

Total assets                                     $1,044,109                 $1,045,696
                                                 ===========                ==========

See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.

                                               December 31,   March 31, 1998
                                                   1997         (Unaudited)
                                               ------------------------------
                                                        (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities      $   36,048       $   41,743
   Program and barter rights payable                 35,769           23,893
   Other                                                 51              303
                                                 ----------       ----------
Total current liabilities                            71,868           65,939
                                                 ----------       ----------

Program and barter rights payable                     4,923            3,815
Long-term debt                                      490,000          502,596
Deferred income taxes                               150,274          150,274
Other liabilities                                       390              993
                                                 ----------       ----------
Total noncurrent liabilities                        645,587          657,678
                                                 ----------       ----------

Stockholders' equity:
   Series A preferred stock                               1                1
   Series B preferred stock                               1                1
   Series A common stock                                125              125
   Series B common stock                                413              413
   Additional paid-in capital                       363,404          362,963
   Accumulated deficit                              (37,290)         (41,424)
                                                 ----------       ----------
Total stockholders' equity                          326,654          322,079
                                                 ----------       ----------

Total liabilities and stockholders' equity       $1,044,109       $1,045,696
                                                 ==========       ==========

See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                          Three Months Ended March 31,
                                                                          1997                  1998
                                                                ----------------------------------------------
                                                                (Predecessor Company)
                                                                ----------------------------------------------
                                                                    (In thousands, except per share data)
Total revenues                                                         $ 17,879                 $ 87,252

Station operating expenses                                               10,781                   42,442
Amortization of program rights                                            1,057                   10,823
Depreciation and amortization                                             6,558                    8,841
                                                                       --------                 --------
Station operating income (loss)                                            (517)                  25,146

Corporate general and administrative expenses                             1,008                    3,435
Non-cash compensation expense                                               260                        -
                                                                       --------                 --------
Operating income (loss)                                                  (1,785)                  21,711

Interest expense, net                                                     4,418                   10,960
                                                                       --------                 --------
Income (loss) before income taxes and extraordinary item                 (6,203)                  10,751

Income taxes                                                                  -                   (4,916)
                                                                       --------                 --------
Income (loss) before extraordinary item                                  (6,203)                   5,835

Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit of $6,881                                        -                   (9,969)
                                                                       --------                 --------
Net loss                                                                 (6,203)                  (4,134)
Less preferred stock dividends                                             (356)                    (356)
                                                                       --------                 --------
Loss applicable to common stockholders                                 $ (6,559)                $ (4,490)
                                                                       ========                 ========

Earnings (loss) per common share - basic:
  Before extraordinary item                                            $  (0.58)                $   0.10
  Extraordinary item                                                          -                    (0.19)
                                                                       --------                 --------
  Net loss                                                             $  (0.58)                $  (0.09)
                                                                       ========                 ========

Number of common shares used in the calculation                          11,347                   53,833
                                                                       ========                 ========

Earnings (Loss) per common share - diluted:
  Before extraordinary loss                                            $  (0.58)                 $  0.10
  Extraordinary item                                                          -                    (0.18)
                                                                       --------                 --------
  Net loss                                                             $  (0.58)                $  (0.08)
                                                                       ========                 ========

Number of common shares used in the calculation                          11,347                   54,043
                                                                       ========                 ========

See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                          Three Months Ended March 31,
                                                                          1997                    1998
                                                                       ----------------------------------
                                                                       (Predecessor Company)
                                                                       ----------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES
Net loss                                                                   $ (6,203)           $  (4,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Extraordinary item, loss on early retirement of debt                           -               16,850
   Depreciation                                                               1,353                2,827
   Amortization of intangible assets                                          5,204                6,014
   Amortization of deferred financing costs                                     162                  631
   Amortization of program rights                                             1,057               10,823
   Program payments                                                          (1,229)             (11,123)
   Compensation element of stock options                                        260                    -
   Fair value adjustments of interest rate protection agreements               (328)                 546
   Changes in operating assets and liabilities, net                           4,727               22,744
                                                                           --------            ---------
Net cash provided by operating activities                                     5,003               45,178

INVESTING ACTIVITIES
Acquisition of stations                                                     (20,921)                   -
Acquisition costs                                                                 -                 (186)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                     -               (1,837)
   Digital                                                                        -               (1,007)
   Maintenance                                                               (1,436)              (2,058)
                                                                           --------            ---------
Net cash used in investing activities                                       (22,357)              (5,088)


FINANCING ACTIVITIES
Financing costs and other                                                         -               (4,154)
Issuance of Senior Notes                                                          -              200,000
Repayment of Senior Subordinated Notes                                            -             (116,280)
Dividends paid on preferred stock                                              (356)                (356)
Proceeds from issuance of long-term debt                                     22,000                    -
Payment of long-term debt                                                    (2,000)             (85,000)
                                                                           --------            ---------
Net cash provided by (used in) financing activities                          19,644               (5,790)
                                                                           --------            ---------
Increase in cash and cash equivalents                                         2,290               34,300
Cash and cash equivalents at beginning of period                                949               12,759
                                                                           ========            =========
Cash and cash equivalents at end of period                                 $  3,239            $  47,059
                                                                           ========            =========
Business acquired in purchase transaction:
   Fair market value of assets acquired                                    $ 20,935            $       -
   Liabilities assumed                                                           14                    -
                                                                           ========            =========
Net cash paid for acquisitions                                             $ 20,921            $       -
                                                                           ========            =========

See accompanying notes.

                        HEARST-ARGYLE TELEVISION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 31, 1998



1.  SUMMARY OF ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation. As more fully discussed in Note 2, the Predecessor Company was acquired in a business combination accounted for as a purchase. As a result of the acquisition, the condensed consolidated financial statements for the period subsequent to the acquisition are presented on a different basis of accounting than those for the periods prior to the acquisition and, therefore, are not directly comparable.


The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 and 1998 are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to the December 31, 1997 condensed consolidated balance sheet to conform to the March 31, 1998 presentation.


2.  ACQUISITIONS

The Company is the successor to the combined operations of Argyle Television, Inc. ("Argyle" and "Predecessor Company") and the television broadcast group of The Hearst Corporation ("Hearst") pursuant to a merger transaction that was consummated on August 29, 1997, effective September 1, 1997 for accounting purposes (the "Hearst Transaction"). In that transaction, Hearst (the accounting acquiror) contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). As a result of the Hearst Transaction at March 31, 1998, Hearst owned approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company.

For accounting purposes, Hearst has been deemed to be the acquiror of Argyle. Accordingly, the assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocation. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses and goodwill. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheets at December 31, 1997 and March 31, 1998; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company. The condensed consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.

On January 31, 1997, Argyle swapped WZZM and WGRZ under the terms of an agreement (the "Gannett Swap") for WLWT and KOCO with Gannett Co., Inc. ("Gannett").

                        HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                MARCH 31, 1998


2.  ACQUISITIONS (CONTINUED)

Giving effect to the Hearst Transaction and the Gannett Swap discussed above, unaudited pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WDTN, WAPT, KITV, WLWT, KOCO, KHBS/KHOG and the Company's share of the combined broadcast cash flows from the Clear Channel Venture and fees for providing management services to the Managed Stations (WWWB, WPBF, KCWB and WBAL-AM and WIYY-FM) pursuant to a management agreement (See Note 5), as if all acquisitions and financings (See Note 3) occurred as of January 1, 1997, are as follows:

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                      1997               1998
                                                               --------------------------------------
                                                               (In thousands, except per share data)
Total revenues                                                                      $81,321    $87,252
Earnings from continuing operations applicable to common stockholders               $ 4,247    $ 6,695
Earnings per common share  - basic                                                  $  0.08    $  0.12
                                                                                    =======    =======
                           - diluted                                                $  0.08    $  0.12
                                                                                    =======    =======
Pro forma number of shares used in calculations  - basic                             53,833     53,833
                                                                                    =======    =======
                                                 - diluted                           54,043     54,043
                                                                                    =======    =======


The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.


On February 19, 1998, the Company announced that it agreed to exchange its WDTN and WNAC stations with STC Broadcasting, Inc. ("STC") for KSBW, the NBC affiliate serving the Monterey-Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT-Plattsburgh, NY, television market. In addition, the Company will pay STC Broadcasting, Inc. approximately $21 million. The Company anticipates the transaction will close during the second quarter of 1998.

On April 24, 1998, the Company loaned STC $70.5 million. The loan, which bears interest at 7.75% per year and is collateralized by the stock of the STC subsidiary that owns the assets comprising WPTZ/WNNE, is due upon the closing of the exchange transaction, discussed above.

3.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                                     December 31,     March 31,
                                                        1997            1998
                                                    ----------------------------
                                                           (In thousands)
Credit Facility dated August 29, 1997:
  Revolving credit facility                           $ 85,000            --
Senior Notes                                           300,000        $500,000
Senior Subordinated Notes                              105,000           2,596
                                                    ----------------------------
                                                      $490,000        $502,596
                                                    ============================

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 MARCH 31, 1998


3.  LONG-TERM DEBT (CONTINUED)


SENIOR SUBORDINATED NOTES

During February 1998, the Company repaid $102.4 million of the Senior Subordinated Notes ("Notes") at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes. Both the premium paid and the deferred financing fees relating to the Notes were classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the period ended March 31, 1998.

SENIOR NOTES

On January 13, 1998 the Company issued $200 million aggregate principal amount of 7.0% Senior Notes Due 2018 (the "$200 million Senior Notes"). The $200 million Senior Notes are senior and unsecured obligations of the Company. In addition, the indenture governing the Senior Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. Proceeds from the $200 million Senior Notes offering were used to repay existing indebtedness of the Company (See Senior Subordinated Notes, above).


INTEREST RATE RISK MANAGEMENT


The Company has two interest rate protection agreements effectively fixing the Company's interest rate at approximately 7% on $35 million of its borrowings under the Credit Facility until June 1999.


   Additional information regarding these interest rate protection agreements in effect at March 31, 1998 follows:


                                                       AVERAGE          AVERAGE       ESTIMATED FAIR
                                 NOTIONAL AMOUNT    RECEIVE RATE       PAY RATE            VALUE
                              ------------------------------------------------------------------------

Interest rate swap agreements:
     Fixed rate agreement         $20,000,000         LIBOR              7.01%           $(311,023)
     Fixed rate agreement         $15,000,000         LIBOR              6.98%           $(235,673)

   The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 MARCH 31, 1998


4. NET ASSETS HELD FOR SALE


Upon completion of the Hearst Transaction, the Company owns television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company is required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying condensed consolidated balance sheets as of December 31, 1997 and March 31, 1998, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company has agreed to exchange these assets during the second quarter of 1998, for two television stations in markets without overlapping service contours (See
Note 2).


5. RELATED PARTY TRANSACTIONS


The Predecessor Company entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the "Partnerships"), under which Argyle provided to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the partnerships were required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three months ended March 31, 1997, the Company recognized total reimbursements of approximately $196,000 under these agreements. Such reimbursements were offset against corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Subsequent to the Hearst Transaction such Partnerships are no longer shareholders of the Company, and these agreements are no longer in effect.


The Company recorded revenues of approximately $430,000 relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $574,000 relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three months ended March 31, 1998. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
--------------


RESULTS OF OPERATIONS


On August 29, 1997 (September 1, 1997 for accounting purposes), Argyle consummated an agreement with The Hearst Corporation ("Hearst") to combine the Hearst Broadcast Group (WCVB, WBAL, WTAE, WISN, WDTN and KMBC) with and into Argyle to form Hearst-Argyle Television, Inc. (the "Company") (the "Hearst Transaction"). In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWB and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 2 and 5 to the condensed consolidated financial statements).


In January 1995, Argyle acquired three television stations -- WZZM, WNAC and WAPT. Argyle acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, Argyle acquired KHBS and its satellite KHOG (the "Arkansas Stations"). On July 1, 1996, Argyle entered into a Joint Marketing and Programming Agreement (the "Clear Channel Venture") with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, Argyle swapped WZZM and WGRZ under the terms of an agreement (the "Gannett Swap") for WLWT and KOCO with Gannett Co., Inc. ("Gannett"). (See Note 2 to the condensed consolidated financial statements.)


The following discussion of results of operations does not include the pro forma effects of the Hearst Transaction for the three months ended March 31, 1997.


Results of operations for the three months ended March 31, 1998 include: (i) KITV, WAPT, the Arkansas Stations, the Company's share of broadcast cash flows from the Clear Channel Venture, WLWT, KOCO, the Hearst Broadcast Group and, (ii) fees derived by the Company from the Managed Stations. Results of operations for the three months ended March 31, 1997 include: (i) WAPT, KITV, the Arkansas Stations and Argyle's share of broadcast cash flows from the Clear Channel Venture for the entire period, (ii) WZZM and WGRZ for January, only and, (iii) WLWT and KOCO for February and March, only. As a result of the Hearst Transaction, the condensed consolidated financial statements for the period subsequent to the Hearst Transaction are presented on a different basis of accounting than those for the period prior to the Hearst Transaction and, therefore, are not directly comparable.



Three Months Ended March 31, 1998 (The Company)
Compared to Three Months Ended March 31, 1997 (Predecessor Company)

Total revenues. Total revenues in the three months ended March 31, 1998 were $87.3 million, as compared to $17.9 million in the three months ended March 31, 1997, an increase of $69.4 million or 388%. The increase was primarily attributable to the Hearst Transaction which added $68.3 million to 1998 total revenues. In addition, the incremental revenues resulting from Gannett Swap were $1.1 million.

Station operating expenses. Station operating expenses in the three months ended March 31, 1998 were $42.4 million, as compared to $10.8 million in the three months ended March 31, 1997, an increase of $31.6 million or 293%. The increase was primarily attributable to the Hearst Transaction, which added $31.1 million to station operating expenses during 1998. In addition, the incremental station operating expenses resulting from the Gannett Swap were $0.4 million.

Amortization of program rights. Amortization of program rights in the three months ended March 31, 1998 was $10.8 million, as compared to $1.1 million in the three months ended March 31, 1997, an increase of $9.7 million or 882%. The increase was primarily attributable to the Hearst Transaction, which added $9.7 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $8.8 million in the three months ended March 31, 1998, as compared to $6.6 million in the three months ended March 31, 1997, an increase of $2.2 million or 33.3%. The increase was primarily attributable to the Hearst Broadcast Group, which added $3.9 million to depreciation and amortization of intangibles during 1998. In connection with the Hearst Transaction, the Argyle Stations' fixed and intangible assets were stepped-up to fair-market value. In addition, the Argyle Stations increased the estimated useful lives of their fixed and intangible assets to conform with the lives used by the Hearst Broadcast Group. This caused a $1.7 million net decrease in depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the three months ended March 31, 1998 was $25.1 million, as compared to a station operating loss of $0.5 million in the three months ended March 31, 1997, an increase of $25.6 million. The increase in station operating income was primarily attributable to the Hearst Transaction.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.4 million for the three months ended March 31, 1998, as compared to $1.0 million for the three months ended March 31, 1997, an increase of $2.4 million or 240%. The increase was primarily attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Non-cash compensation expense. Non-cash compensation expense of $0.3 million during 1997, represents stock option expense recorded in compliance with SFAS No. 123. Subsequent to the Hearst Transaction, the Company has elected to account for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Interest expense, net. Interest expense, net was $11.0 million in the three months ended March 31, 1998, as compared to $4.4 million in the three months ended March 31, 1997, an increase of $6.6 million or 150%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the three months ended March 31, 1998 was increased by $0.5 million as a result of the interest rate protection agreements. Interest rate protection agreements were accounted for using hedge accounting during 1997; however, due to the lack of floating rate debt at March 31, 1998, the Company was required to mark-to-market the interest rate protection agreements, in compliance with SFAS No. 119.


Income taxes. Income tax expense was $4.9 million for the three months ended March 31, 1998. This represents federal and state taxes as calculated on the Company's net income before taxes and extraordinary item. The Company incurred losses for all prior periods presented and therefore, did not record any federal or state income tax benefit or expense.

Extraordinary item. The Company recorded an extraordinary item of $10.0 million net of the related income tax benefit, in 1998. This extraordinary item resulted from an early repayment of the Company's $102.4 million Senior Subordinated Notes. The extraordinary item includes the write-off of the unamortized deferred financing costs associated with the Senior Subordinated Notes and the payment of a premium for the early repayment.


Net loss. Net loss was $4.1 million in the three months ended March 31, 1998, as compared to $6.2 million in the three months ended March 31, 1997, a decrease of $2.1 million or 33.9%. This reduction in net loss was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $33.7 million in the three months ended March 31, 1998, as compared to $5.9 million in the three months ended March 31, 1997, an increase of $27.8 million or 471%. The broadcast cash flow increase resulted from the Hearst Transaction and to a lesser degree the effect of the Gannett Swap. Broadcast cash flow margin increased to 38.6% in 1998 from 32.8% in 1997.

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Hearst Transaction on August 29, 1997, the Company retired its existing credit agreement (the "Old Credit Agreement") and entered into a $1 billion syndicated credit facility with Chase Manhattan Bank (the "Credit Facility"). As of March 31, 1998, no amount was outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

Capital expenditures were $30.4 million in 1997 and approximately $4.9 million during the three-months ended March 31, 1998. The Company expects to invest approximately $12.8 million in special projects/buildings including its new station facility at WLWT, approximately $6.2 million in digital conversion projects at various stations and $9.4 million in maintenance projects, during 1998.

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


IMPACT OF INFLATION

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

YEAR 2000

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of modifying existing systems, replacing obsolete systems and confirming vendor compliance. The Company currently does not anticipate any significant incremental capital expenditures associated with the Year 2000 problem. However, Year 2000 assessments will continue and capital expenditure estimates could change.



NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting certain financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. This statement is effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.



In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the costs of computer software developed or obtained for internal use ("SOP 98-1"). SOP 98-1 was issued to remedy the diversity in the approaches to accounting for internal-use software by providing guidance on expensing versus capitalization of costs, accounting for the costs incurred in the upgrading and amortization of capitalized software costs. These statements are effective for fiscal years beginning after December 15, 1998. The Company's accounting practices are in compliance with these Statements.

PART II        OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS  Not Applicable


ITEM 2.     CHANGES IN SECURITIES  Not Applicable


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES  Not Applicable


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 14, 1998. All nominees standing for election as directors were elected. The following chart indicates the number of votes cast with respect to each nominee for director:

    NOMINEE                        FOR           AGAINST         WITHHELD
    -------                        ---           -------         --------

Caroline Williams (1)            9,504,956         -0-           42,211
Frank A. Bennack, Jr. (2)       41,298,640         -0-             -0-
John G. Conomikes (2)           41,298,640         -0-             -0-
George R. Hearst, Jr. (2)       41,298,640         -0-             -0-
Bob Marbut (2)                  41,298,640         -0-             -0-
Gilbert C. Maurer (2)           41,298,640         -0-             -0-

____________
(1) Series A Director. To be elected by the holders of Series A shares voting as a class.

(2) Series B Director. To be elected by the holders of Series B shares voting as a class.


ITEM 5.     OTHER INFORMATION  NOT APPLICABLE


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit No.

     10.25 Amendment No. 1 to the Credit Agreement dated as of October 31, 1997 (incorporated by reference to Exhibit 10.25 of the Company's 10-K dated March 28, 1998).



     10.26 Amendment No. 2 to the Credit Agreement dated as of January 30, 1998 (incorporated by reference to Exhibit 10.26 of the Company's 10-K dated March 28, 1998).



     10.27 Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of the Company's 10-K dated March 28, 1998).

     10.28 Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of the Company's 10-K dated March 28, 1998).

     27.1   Financial Data Schedule

(b)  Reports on Form 8-K

      On January 13, 1998, the Company filed a Form 8-K, relating to the completion of an underwritten public offering under the Company's existing shelf registration statement which filing attached as exhibits certain related documents and the press release relating to disclosing such transaction.

      On March 31, 1998, the Company filed a Form 8-K, relating to information disclosed by The Hearst Corporation in an amendment to The Hearst Corporation's Schedule 13D as filed with the Commission on April 4, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



May 15,1998                    By:  /s/ Harry T. Hawks
-----------                         ------------------
Date                                Harry T. Hawks, Chief Financial Officer,
                                    Assistant Secretary, and Treasurer
                                    (Principal Financial Officer)


May 15, 1998                   By:  /s/ Teresa D. Lopez
------------                        -------------------
Date                                Teresa D. Lopez, Controller and
                                    Assistant Secretary
                                    (Principal Accounting Officer)