Form 10-Q
period 1998-06-30
HEARST ARGYLE TELEVISION INC
filed 1998-08-14
CIK 949536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________

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


            ------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                No[ ]

As of August 11, 1998, the Registrant had 53,325,363 shares of common stock outstanding. Consisting of 12,026,715 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

===============================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     INDEX




PART I      FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


                                                                                                              PAGE NO.

           Condensed Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 (unaudited)..            1
           Condensed Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 1997 (Predecessor Company) and 1998 (unaudited)....................................           3
           Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1997 (Predecessor Company) and 1998 (unaudited)....................................           4
           Notes to Condensed Consolidated Financial Statements.........................................            5

   ITEM 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                                   9


PART II     OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                                                      14

   ITEM 2.  Changes in Securities                                                                                  14

   ITEM 3.  Defaults Upon Senior Securities                                                                        14

   ITEM 4.  Submission of Matters to a Vote of Security Holders                                                    14

   ITEM 5.  Other Information                                                                                      14

   ITEM 6.  Exhibits and reports on Form 8-K                                                                       14


Signatures                                                                                                         15

PART I  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS


                         HEARST-ARGYLE TELEVISION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        DECEMBER 31,                 JUNE 30, 1998
                                                           1997                       (UNAUDITED)
                                               -------------------------------------------------------
                                                                   (In thousands)

ASSETS
Current assets:
 Cash and cash equivalents                           $12,759                             $13,938
 Accounts receivable, net                             89,988                              85,938
 Program and barter rights                            35,737                              12,567
 Deferred income taxes                                 5,975                               5,975
 Related party receivable                              3,695                               2,303
 Net assets held for sale                             72,019                                  --
 STC note receivable (see note 2)                         --                              51,055
 Other                                                 7,070                               6,503
                                                       -----                              ------
Total current assets                                 227,243                             178,279
                                                     -------                             -------

Property, plant and equipment, net                    97,804                             124,043
                                                      ------                             -------

Intangible assets, net                               661,326                             716,736
                                                     -------                             -------
Other assets:
 Deferred acquisition and financing costs,
  net                                                 27,796                              28,033
 Program and barter rights, noncurrent                 3,511                               3,904
 Other                                                26,429                              27,134
                                                      ------                              ------
Total other assets                                    57,736                              59,071
                                                      ------                              ------

Total assets                                      $1,044,109                          $1,078,129
                                                  ==========                          ==========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                                                     DECEMBER 31,                   JUNE 30, 1998
                                                         1997                        (UNAUDITED)
                                             ---------------------------------------------------------
                                                                  (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities           $36,048                           $41,460
   Program and barter rights payable                   35,769                            13,472
   Other                                                   51                               433
                                                      -------                           -------
Total current liabilities                              71,868                            55,365
                                                      -------                           -------

Program and barter rights payable                       4,923                             3,755
Long-term debt                                        490,000                           531,596
Deferred income taxes                                 150,274                           152,428
Other liabilities                                         390                               630
                                                      -------                           -------
Total noncurrent liabilities                          645,587                           688,409
                                                      -------                           -------

Stockholders' equity:
   Series A preferred stock                                 1                                 1
   Series B preferred stock                                 1                                 1
   Series A common stock                                  125                               125
   Series B common stock                                  413                               413
   Additional paid-in capital                         363,404                           363,093
   Accumulated deficit                                (37,290)                          (20,972)
   Treasury stock                                       ------                           (8,306)
Total stockholders' equity                             326,654                           334,355
                                                       -------                           -------

Total liabilities and stockholders' equity          $1,044,109                        $1,078,129
                                                    ==========                        ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             JUNE 30,                            JUNE 30,
                                              ------------------------------------------------------------------------
                                                      1997                1998               1997               1998

                                                   (PREDECESSOR                        (PREDECESSOR
                                                     COMPANY)                           COMPANY)
                                              ------------------------------------------------------------------------------
                                                               (In thousands, except per share data)

Total revenues                                            $21,886          $109,713          $39,765            $196,965
Station operating expenses                                 10,586            41,506           21,367              83,948
Amortization of program rights                              1,062            10,846            2,119              21,669
Depreciation and amortization                               6,202             8,800           12,760              17,641
                                              ------------------------------------------------------------------------------
Station operating income                                    4,036            48,561            3,519              73,707

Corporate general and administrative expenses                 896             3,119            1,904               6,554
Non-cash compensation expense                                 244                --              503                  --
                                              ------------------------------------------------------------------------------
Operating income                                            2,896             45,442           1,112              67,153
Interest expense, net                                       4,989              8,867           9,407              19,827
                                              ------------------------------------------------------------------------------
Income (loss) before extraordinary item and
  income taxes                                             (2,093)            36,575          (8,295)             47,326

Income taxes                                                   --             15,313              --              20,229
                                             -------------------------------------------------------------------------------
Income (loss) before extraordinary item                    (2,093)            21,262          (8,295)             27,097
Extraordinary item, loss on early retirement of
  debt, net of income tax benefit                              --               (808)             --             (10,777)
                                              ------------------------------------------------------------------------------
Net income (loss)                                          (2,093)            20,454          (8,295)             16,320
Less preferred stock dividends                               (355)              (355)           (711)               (711)
                                              ------------------------------------------------------------------------------
Income (loss) applicable to common stockholders           $(2,448)           $20,099         $(9,006)            $15,609
                                               =============================================================================


Income (loss) per common share  basic:
  Before extraordinary item                                $(0.22)             $0.39          $(0.79)              $0.49
  Extraordinary item                                           --              (0.02)             --               (0.20)
                                              ------------------------------------------------------------------------------
  Net income (loss)                                        $(0.22)             $0.37          $(0.79)              $0.29
                                               =============================================================================

Number of common shares used in the calculation            11,347             53,798          11,347              53,815
Income (loss) per common share  diluted:
  Before extraordinary item                                $(0.22)             $0.39          $(0.79)              $0.49
  Extraordinary item                                           --              (0.02)             --              ($0.20)
                                                ----------------------------------------------------------------------------
  Net income (loss)                                        $(0.22)             $0.37          $(0.79)              $0.29
                                                ============================================================================

Number of common shares used in calculation                 11,347            54,095          11,347              54,080


See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                     -------------------------------------
                                                                          1997               1998
                                                                      (PREDECESSOR)
                                                                        COMPANY
                                                                     -------------------------------------
OPERATING ACTIVITIES                                                             (In thousands)

Net income (loss)                                                          $(8,295)             $16,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary item, loss on early retirement of debt                           --              17,191
  Depreciation                                                                2,798               6,364
 Amortization of intangible assets                                            9,962              11,277
 Amortization of deferred financing costs                                       325               1,236
 Amortization of program rights                                               2,119              21,669
 Program payments                                                            (2,338)            (21,936)
 Deferred income taxes                                                           --               2,154
 Compensation element of stock options                                          504                  --
 Fair value adjustments of interest rate protection agreements                  (328)                76
 Changes in operating assets and liabilities, net                             (3,146)            11,880
                                                                    ---------------------------------------
Net cash provided by operating activities                                      1,601             66,231

INVESTING ACTIVITIES
Acquisition of stations                                                       (23,088)          (20,136)
Acquisition costs                                                                  --              (124)
Purchases of property, plant, and equipment:
 Special projects/buildings                                                        --            (2,504)
 Digital                                                                           --            (1,151)
 Maintenance                                                                   (4,091)           (4,299)
                                                                ----------------------------------------------
Net cash used in investing activities                                         (27,179)          (28,214)

FINANCING ACTIVITIES
Issuance of Senior Notes                                                           --            200,000
Repayment of Senior Subordinated Notes                                             --           (116,621)
Proceeds from issuance of long-term debt                                        33,000            29,000
Payment of long-term debt                                                       (5,500)          (85,000)
Issuance of STC note receivable                                                    --            (51,055)
Financing costs and other                                                          --             (4,374)
Series A Common stock:
 Issuances                                                                         --                229
 Repurchases                                                                       --             (8,306)
Dividends paid on preferred stock                                                (711)              (711)
                                                                ----------------------------------------------
Net cash provided by (used in) financing activities                            26,789            (36,838)
                                                                ---------------------------------------------
Increase in cash and cash equivalents                                           1,211              1,179
Cash and cash equivalents at beginning of period                                  949             12,759
                                                                ---------------------------------------------
Cash and cash equivalents at end of period                                  $   2,160           $ 13,938
                                                                =============================================
Businesses acquired in purchase transaction:
 Fair market value of assets acquired                                         $23,102           $ 20,632
 Liabilities assumed                                                               14                496
 Issuance of preferred stock                                                       --
 Issuance of common stock                                                          --
                                                                ---------------------------------------------
Net cash paid for acquisitions                                                $23,088           $ 20,136
                                                                =============================================


See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1998



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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 and 1998 are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to the December 31, 1997 condensed consolidated balance sheet to conform to the June 30, 1998 presentation.



2.  ACQUISITIONS

The Company is the successor to the combined operations of Argyle Television, Inc. ("Argyle" and "Predecessor Company") and the television broadcast group of The Hearst Corporation ("Hearst") pursuant to a merger transaction that was consummated on August 29, 1997, effective September 1, 1997 for accounting purposes (the "Hearst Transaction"). In that transaction, Hearst (the accounting acquiror) contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). As a result of the Hearst Transaction, Hearst owned approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company. During 1998, Hearst purchased approximately 1.1 million shares of the Company's Series A Common Stock (See
Note 5), increasing its ownership to approximately 79.1% as of June 30, 1998.

For accounting purposes, Hearst has been deemed to be the acquiror of Argyle. Accordingly, the assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocation. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses and goodwill. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheets at December 31, 1997 and June 30, 1998; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company. The condensed consolidated financial statements include the results of operations of the acquired stations since the date of the acquisition.

On January 31, 1997, Argyle exchanged WZZM and WGRZ under the terms of an agreement (the "Gannett Swap") for WLWT and KOCO with Gannett Co., Inc. ("Gannett").

On April 24, 1998, the Company loaned STC $70.5 million ("STC Note Receivable"). The loan, which bears interest at 7.75% per year and is collateralized by the stock of the STC subsidiary that owns the assets comprising WPTZ/WNNE. On July 2, 1998, STC repaid this $70.5 million loan along with accrued interest.

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations with STC Broadcasting, Inc. ("STC") for KSBW, the NBC affiliate serving the Monterey Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT Plattsburgh, NY, television market and cash of approximately $20 million (the "STC Swap"), net of certain working capital adjustments.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1998


2.  ACQUISITIONS (CONTINUED)


Giving effect to the Hearst Transaction, the Gannett Swap and the STC Swap discussed above, unaudited pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WAPT, KITV, WLWT, KOCO, KHBS/KHOG, KSBW, WPTZ/WNNE and fees for providing management services to the Managed Stations (WWWB, WPBF, KCWB and WBAL-AM and WIYY-FM) pursuant to a management agreement (See Note 6), as if all acquisitions and financings (See
Note 3) occurred as of January 1, 1997, are as follows:

                                                                                 PRO FORMA
                                                                          SIX MONTHS ENDED JUNE 30,
                                                                         1997                   1998
                                                                  ------------------------------------
                                                                  (In thousands, except per share data)

Total revenues                                                          $185,271                $197,016
Net income                                                               $23,928                 $26,997
Income from continuing operations applicable to common stockholders      $23,217                 $26,286
Income per common share -  basic                                           $0.43                   $0.49
                                                                         ========               =========
                        -  diluted                                         $0.43                   $0.49
                                                                         ========               =========
Pro forma number of shares used in calculations   -  basic                53,815                  53,815
                                                  -  diluted              54,080                  54,080
                                                                         ========               =========


The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                           DECEMBER 31,                     JUNE 30,
                                                             1997                            1998
                                                             --------------------------------------
                                                                        (In thousands)

   Credit Facility dated August 29, 1997                    $85,000                          $29,000
   Senior Notes                                             300,000                          500,000
   Senior Subordinated Notes                                105,000                            2,596
                                                           -----------------------------------------
                                                            $490,000                        $531,596
                                                           =========================================

SENIOR SUBORDINATED NOTES

During February 1998, the Company repaid $102.4 million of the Senior Subordinated Notes ("Notes") at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes and incurred expenses related to the repayment of the Notes. The premium paid, the deferred financing fees relating to the Notes and the expenses incurred were classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1998.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1998


3.  LONG-TERM DEBT (CONTINUED)

SENIOR NOTES

On January 13, 1998, the Company issued $200 million aggregate principal amount of 7.0% Senior Notes Due 2018 (the "$200 million Senior Notes"). The $200 million Senior Notes are senior and unsecured obligations of the Company. In addition, the indenture governing the Senior Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. Proceeds from the $200 million Senior Notes offering were used to repay existing indebtedness of the Company (See Senior Subordinated Notes, above).

INTEREST RATE RISK MANAGEMENT

The Company has two interest rate protection agreements effectively fixing the Company's interest rate at approximately 7% on $35 million of its borrowings under the Credit Facility until June 1999.

   Additional information regarding these interest rate protection agreements in effect at June 30, 1998 follows:

                                                        AVERAGE          AVERAGE       ESTIMATED FAIR
                                   NOTIONAL AMOUNT    RECEIVE RATE       PAY RATE            VALUE
                                  ------------------------------------------------------------------------

Interest rate swap agreements:
     Fixed rate agreement            $20,000,000          LIBOR              7.01%           $(255,973)
     Fixed rate agreement            $15,000,000          LIBOR              6.98%           $(188,473)

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


4.  NET ASSETS HELD FOR SALE

Upon completion of the Hearst Transaction, the Company owned television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company was required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying condensed consolidated balance sheet as of December 31, 1997, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company exchanged these assets during the second quarter of 1998, for two television stations in markets without overlapping service contours (See Note 2).

5.  COMMON STOCK

During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the three months ended June 30, 1998, the Company spent approximately $8.3 million to repurchase approximately 238,000 shares of Series A Common Stock, at an average price of $34.96. Hearst has also notified the Company of its intention to purchase up to 10 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. (See Note 2.)

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 JUNE 30, 1998


6.   RELATED PARTY TRANSACTIONS


The Predecessor Company entered into separate agreements with one of its shareholders, Argyle Television Investors, L.P., and the shareholder's general partner, ATI General Partner, L.P. (the "Partnerships"), under which Argyle provided to the Partnerships personnel, office, property, services, expertise, systems and other assets and amenities. In consideration for such, the partnerships were required to reimburse the Company for expenses and costs allocated to providing these services to the Partnerships. During the three and six-months ended June 30, 1997, the Company recognized total reimbursements of approximately $224,000 and $420,000, respectively, under these agreements. Such reimbursements were offset against corporate general and administrative expenses in the accompanying condensed consolidated statements of operations. Subsequent to the Hearst Transaction such Partnerships are no longer shareholders of the Company, and these agreements are no longer in effect.

The Company recorded revenues of approximately $946,000 and $1.3 million, respectively during the three and six-months ended June 30, 1998, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $536,000 and $1.1 million, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three and six-months ended June 30, 1998. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

7.   SUBSEQUENT EVENTS

In May 1998, the Company announced that it entered into an agreement to acquire the nine television and five radio stations of Pulitzer Publishing ("Pulitzer") in a merger transaction. The Company will issue $1.15 billion in Series A Common Stock to Pulitzer shareholders and assume $700 million in debt. The Company expects the transaction which is subject to a regulatory and shareholder approval and certain other conditions, to close during the fourth quarter of 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
--------------

RESULTS OF OPERATIONS

On August 29, 1997 (September 1, 1997 for accounting purposes), Argyle consummated an agreement with The Hearst Corporation ("Hearst") to combine the Hearst Broadcast Group (WCVB, WBAL, WTAE, WISN, WDTN and KMBC) with and into Argyle to form Hearst-Argyle Television, Inc. (the "Company") (the "Hearst Transaction"). In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWB and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 2 and 6 to the condensed consolidated financial statements).

In January 1995, Argyle acquired three television stations -- WZZM, WNAC and WAPT. Argyle acquired KITV in June 1995 and WGRZ in December 1995. In June 1996, Argyle acquired KHBS and its satellite KHOG (the "Arkansas Stations"). On July 1, 1996, Argyle entered into a Joint Marketing and Programming Agreement (the "Clear Channel Venture") with Clear Channel Communications, Inc. involving WNAC and WPRI, the CBS affiliate in Providence, Rhode Island, owned by Clear Channel Communications, Inc. On January 31, 1997, Argyle exchanged WZZM and WGRZ under the terms of an agreement (the "Gannett Swap") for WLWT and KOCO with Gannett Co., Inc. ("Gannett"). (See Note 2 to the condensed consolidated financial statements.) Effective June 1, 1998, the Company exchanged WDTN and WNAC under the terms of an agreement (the "STC Swap") for KSBW and WPTZ/WNNE. (See Note 2 to the condensed consolidated financial statements.)

The following discussion of results of operations does not include the pro forma effects of the Hearst Transaction for the three and six-months ended June 30, 1997.

Results of operations for the three and six-months ended June 30, 1998 include:
(i) KITV, WAPT and the Arkansas Stations WLWT, KOCO, the Hearst Broadcast
Group for the entire period ; (ii) fees derived by the Company from the Managed Stations for the entire period; (iii) WDTN and the Company's share of broadcast cash flows from the Clear Channel Venture from January 1 to May 31; and (iv) KSBW and WPTZ/WNNE for June, only. Results of operations for the three and six-months ended June 30, 1997 include: (i) WAPT, KITV, the Arkansas Stations and Argyle's share of broadcast cash flows from the Clear Channel Venture for the entire period; (ii) WZZM and WGRZ for January, only; and, (iii) WLWT and KOCO from February 1 through June 30. As a result of the Hearst Transaction, the condensed consolidated financial statements for the period subsequent to the Hearst Transaction are presented on a different basis of accounting than those for the period prior to the Hearst Transaction and, therefore, are not directly comparable.

Three Months Ended June 30, 1998 (The Company)
Compared to Three Months Ended June 30, 1997 (Predecessor Company)

Total revenues. Total revenues in the three months ended June 30, 1998 were $109.7 million, as compared to $21.9 million in the three months ended June 30, 1997, an increase of $87.8 million or 401%. The increase was primarily attributable to the Hearst Transaction which added $84.1 million to 1998 total revenues. In addition: (i), WAPT and WLWT experienced an increase in total revenues mainly due to an increase in local and political advertising; and, (ii) the STC Swap had a favorable impact on total revenues period to period.

Station operating expenses. Station operating expenses in the three months ended June 30, 1998 were $41.5 million, as compared to $10.6 million in the three months ended June 30, 1997, an increase of $30.9 million or 292%. The increase was primarily attributable to the Hearst Transaction, which added $29.7 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the three months ended June 30, 1998 was $10.8 million, as compared to $1.1 million in the three and six-months ended June 30, 1997, an increase of $9.7 million or 882%. The increase was primarily attributable to the Hearst Transaction, which added $9.4 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $8.8 million in the three months ended June 30, 1998, as compared to $6.2 million in the three months ended June 30, 1997, an increase of $2.6 million or 41.9%. The increase was primarily attributable to the Hearst Transaction, which added $4.4 million to depreciation and amortization of intangibles during 1998. In connection with the Hearst Transaction, the Argyle Stations' fixed and intangible assets were stepped-up to fair-market value. In addition, the Argyle Stations increased the estimated useful lives of their fixed and intangible assets to conform with the lives used by the Hearst Broadcast Group. This caused a $2.1 million net decrease in depreciation and amortization of intangibles during the 1998 period.

Station operating income. Station operating income in the three months ended June 30, 1998 was $48.6 million, as compared to $4.0 million in the three months ended June 30, 1997, an increase of $44.6 million. The increase in station operating income was primarily attributable to the Hearst Transaction.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.1 million for the three months ended June 30, 1998, as compared to $0.9 million for the three months ended June 30, 1997, an increase of $2.2 million or 244%. The increase was primarily attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Non-cash compensation expense. Non-cash compensation expense of $0.2 million during 1997, represents stock option expense recorded in compliance with SFAS No. 123. Subsequent to the Hearst Transaction, the Company has elected to account for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Interest expense, net. Interest expense, net was $8.9 million in the three months ended June 30, 1998, as compared to $5.0 million in the three months ended June 30, 1997, an increase of $3.9 million or 78%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the three months ended June 30, 1998 was decreased by $0.4 million as a result of the interest rate protection agreements. Interest rate protection agreements were accounted for using hedge accounting during 1997; however, because the floating rate debt at June 30, 1998, was lower than the notional amounts of the interest rate protection agreements, the Company was required to mark-to-market a portion of the interest rate protection agreements, in compliance with SFAS No. 119. In addition, interest expense, net was decreased for the three months ended June 30, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. (See Note 2 to the condensed consolidated financial statements.)

Income taxes. Income tax expense was $15.3 million for the three months ended June 30, 1998. This represents federal and state taxes as calculated on the Company's net income before taxes and extraordinary item. The Company incurred losses for all prior periods presented and therefore, did not record any federal or state income tax benefit or expense.

Extraordinary item. The Company recorded an extraordinary item of $0.8 million, net of the related income tax benefit, in the three months ended June 30, 1998. This extraordinary item resulted from an early repayment of the Company's $102.4 million Senior Subordinated Notes. The extraordinary item includes certain expenses associated with the early repayment of the Senior Subordinated Notes.


Net income (loss). Net income was $20.4 million in the three months ended June 30, 1998, as compared to a net loss of $2.1 million in the three months ended June 30, 1997, an increase of $22.5 million or 1077%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $57.4 million in the three months ended June 30, 1998, as compared to $10.2 million in the three months ended June 30, 1997, an increase of $47.2 million or 463%. The broadcast cash flow increase resulted primarily from the Hearst Transaction and to a lesser degree, improved total revenues at WAPT and WLWT and the favorable net effect of the STC Swap. Broadcast cash flow margin increased to 52.3% in 1998 from 46.6% in 1997. Broadcast cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Six Months Ended June 30, 1998 (The Company)
Compared to Six Months Ended June 30, 1997 (Predecessor Company)

Total revenues. Total revenues in the six months ended June 30, 1998 were $197 million, as compared to $39.8 million in the six months ended June 30, 1997, an increase of $157.2 million or 395%. The increase was primarily attributable to the Hearst Transaction which added $152.2 million to 1998 total revenues. In addition, WAPT and WLWT experienced an increase in total revenues mainly due to an increase in local and political advertising. Also, the two exchange transactions (the Gannett Swap and the STC Swap) had a favorable impact on total revenues period to period.

Station operating expenses. Station operating expenses in the six months ended June 30, 1998 were $83.9 million, as compared to $21.4 million in the six months ended June 30, 1997, an increase of $62.5 million or 292%. The increase was primarily attributable to the Hearst Transaction, which added $60.9 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the six months ended June 30, 1998 was $21.7 million, as compared to $2.1 million in the six months ended June 30, 1997, an increase of $19.6 million or 933%. The increase was primarily attributable to the Hearst Transaction, which added $19.1 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $17.6 million in the six months ended June 30, 1998, as compared to $12.8 million in the six months ended June 30, 1997, an increase of $4.8 million or 37.5%. The increase was primarily attributable to the Hearst Transaction, which added $8.2 million to depreciation and amortization of intangibles during 1998. In connection with the Hearst Transaction, the Argyle Stations' fixed and intangible assets were stepped-up to fair-market value. In addition, the Argyle Stations increased the estimated useful lives of their fixed and intangible assets to conform with the lives used by the Hearst Broadcast Group. This caused a $3.6 million net decrease in depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the six months ended June 30, 1998 was $73.7 million, as compared to a station operating loss of $3.5 million in the six months ended June 30, 1997, an increase of $70.2 million.
The increase in station operating income was primarily attributable to the Hearst Transaction.

Corporate general and administrative expenses. Corporate general and administrative expenses were $6.6 million for the six months ended June 30, 1998, as compared to $1.9 million for the six months ended June 30, 1997, an increase of $4.7 million or 247%. The increase was primarily attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Non-cash compensation expense. Non-cash compensation expense of $0.5 million during 1997, represents stock option expense recorded in compliance with SFAS No. 123. Subsequent to the Hearst Transaction, the Company has elected to account for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Interest expense, net. Interest expense, net was $19.8 million in the six months ended June 30, 1998, as compared to $9.4 million in the six months ended June 30, 1997, an increase of $10.4 million or 111%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the six months ended June 30, 1998 was increased by $0.3 million as a result of the interest rate protection agreements. Interest rate protection agreements were accounted for using hedge accounting during 1997; however, because the floating rate debt at June 30, 1998, was lower than the notional amounts of the interest rate protection agreements the Company was required to mark-to-market a portion of the interest rate protection agreements, in compliance with SFAS No. 119. In addition, interest expense, net was decreased for the six months ended June 30, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. (See Note 2 to the condensed consolidated financial statements.)

Income taxes. Income tax expense was $20.2 million for the six months ended June 30, 1998. This represents federal and state taxes as calculated on the Company's net income before taxes and extraordinary item. The Company incurred losses for all prior periods presented and therefore, did not record any federal or state income tax benefit or expense.

Extraordinary item. The Company recorded an extraordinary item of $10.8 million net of the related income tax benefit, in 1998. This extraordinary item resulted from an early repayment of the Company's $102.4 million Senior Subordinated Notes. The extraordinary item includes the write-off of the unamortized deferred financing costs associated with the Senior Subordinated Notes, the payment of a premium for the early repayment and certain expenses associated with the early repayment.


Net income (loss). Net income was $16.3 million in the six months ended June 30, 1998, as compared to a net loss of $8.3 million in the six months ended June 30, 1997, an increase of $24.6 million or 297%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $91.1 million in the six months ended June 30, 1998, as compared to $16.1 million in the six months ended June 30, 1997, an increase of $75 million or 466%. The broadcast cash flow increase resulted primarily from the Hearst Transaction and to a lesser degree the increase in total revenues at WAPT and WLWT and the incremental total revenues from the Gannett Swap and the STC Swap. Broadcast cash flow margin increased to 46.2% in 1998 from 40.4% in 1997. Broadcast cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Hearst Transaction on August 29, 1997, the Company retired its existing credit agreement (the "Old Credit Agreement") and entered into a $1 billion syndicated credit facility with Chase Manhattan Bank (the "Credit Facility"). As of June 30, 1998, $29 million was outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

Capital expenditures were $30.4 million in 1997 and approximately $3.0 million and $8.0 million, respectively, during the three and six-months ended June 30, 1998. The Company expects to invest approximately $12.7 million in special projects/buildings including its new station facility at WLWT, approximately $6.7 million in digital conversion projects at various stations and $10.3 million in maintenance projects, during 1998.

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

YEAR 2000

The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of modifying existing systems, replacing obsolete systems and confirming vendor compliance. The Company currently does not anticipate any significant incremental capital expenditures associated with the Year 2000 problem. However, Year 2000 assessments will continue and capital expenditure estimates could change. The Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to upgrade or replace, and test the software for Year 2000 modifications.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting certain financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. This statement is effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which becomes effective for the Company's 2000 consolidated financial statements. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the costs of computer software developed or obtained for internal use ("SOP 98-1"). SOP 98-1 was issued to remedy the diversity in the approaches to accounting for internaluse software by providing guidance on expensing versus capitalization of costs, accounting for the costs incurred in the upgrading and amortization of capitalized software costs. These statements are effective for fiscal years beginning after December 15, 1998. The Company's accounting practices are in compliance with these Statements.

PART II        OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS  - Not Applicable

ITEM 2.     CHANGES IN SECURITIES  - Not Applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES  - Not Applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

ITEM 5.     OTHER INFORMATION - Not Applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:
            --------

            EXHIBIT NO.                        DESCRIPTION
            -----------                        -----------

                10.1 Affiliation Agreement between Smith Television of Salinas Monterey License, L.P. (re: KSBW) and the National Broadcasting Company, Inc. dated March 20, 1996.

                10.2 Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the National Broadcasting Company, Inc., dated August 28, 1995.

                10.3 Amendment to Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the National Broadcasting Company, Inc. dated August 28, 1996.

                10.4 Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the National Broadcasting Company, Inc., dated August 28, 1995.

                10.5 Amendment to Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the National Broadcasting Company, Inc., dated January 1, 1996.

                27.1            Financial Data Schedule.



(b)     Reports on Form 8-K:
        ------------------

        On May 26, 1998, the Company filed a Form 8-K, relating to the Agreement and Plan of Merger, dated as of May 26, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company and certain other agreements related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



August 14, 1998                By:  /s/ Harry T. Hawks
---------------                     ------------------
Date                            Harry T. Hawks, Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)


August 14, 1998                By:  /s/ Teresa D. Lopez
---------------                     -------------------
Date                            Teresa D. Lopez, Vice President and Controller
                                 (Principal Accounting Officer)