Form 10-Q
period 1998-09-30
HEARST ARGYLE TELEVISION INC
filed 1998-11-12
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM      TO
                                                   ------   ------

                        COMMISSION FILE NUMBER:  0-27000

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                            74-2717523
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                         Identification Number)

959 EIGHTH AVENUE                                                 (212) 649-2307
NEW YORK, NY  10019                              (Registrant's telephone number,
(Address of principal executive offices)                    including area code)


                    ---------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [_]

As of November 11, 1998, the Registrant had 53,087,756 shares of common stock outstanding. Consisting of 11,789,108 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     INDEX


PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                            PAGE NO.
        Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)..  1
        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1997 and 1998 (unaudited)..........................................................  3
        Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1998 (unaudited)..........................................................  4
        Notes to Condensed Consolidated Financial Statements..............................................  5


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................................  9

PART II        OTHER INFORMATION

   ITEM 1.  Legal Proceedings.............................................................................  15

   ITEM 2.  Changes in Securities.........................................................................  15

   ITEM 3.  Defaults Upon Senior Securities...............................................................  15

   ITEM 4.  Submission of Matters to a Vote of Security Holders...........................................  15

   ITEM 5.  Other Information.............................................................................  15

   ITEM 6.  Exhibits and reports on Form 8-K..............................................................  15


Signatures................................................................................................  16

                         HEARST-ARGYLE TELEVISION, INC.

                      Condensed Consolidated Balance Sheets

                                                      December 31    September 30, 1998
                                                          1997          (Unaudited)
                                                      ---------------------------------
                                                               (In thousands)
Assets
Current assets:
   Cash and cash equivalents                          $   12,759           $   51,254
   Accounts receivable, net                               89,988               73,698
   Program and barter rights                              35,737               45,614
   Deferred income taxes                                   5,975                4,172
   Related party receivable                                3,695                3,122
   Net assets held for sale                               72,019                  -
   Other                                                   7,070                7,984
                                                      ----------           ----------
Total current assets                                     227,243              185,844
                                                      ----------           ----------

Property, plant and equipment, net                        97,804              125,351
                                                      ----------           ----------
Intangible assets, net                                   661,326              712,115
                                                      ----------           ----------
Other assets:
   Deferred acquisition and financing costs,
     net                                                  27,796               29,144
   Program and barter rights, noncurrent                   3,511                4,993
   Other                                                  26,429               27,057
                                                      ----------           ----------
Total other assets                                        57,736               61,194
                                                      ----------           ----------

Total assets                                          $1,044,109           $1,084,504
                                                      ==========           ==========

See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

                                                           December 31,          September 30, 1998
                                                              1997                  (Unaudited)
                                                        -------------------------------------------
                                                                      (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued liabilities              $    36,048                   $    40,058
   Program and barter rights payable                          35,769                        45,890
   Other                                                          51                           185
                                                         -----------                   -----------
Total current liabilities                                     71,868                        86,133
                                                         -----------                   -----------

Program and barter rights payable                              4,923                         5,028
Long-term debt                                               490,000                       502,596
Deferred income taxes                                        150,274                       157,588
Other liabilities                                                390                           814
                                                         -----------                   -----------
Total noncurrent liabilities                                 645,587                       666,026
                                                         -----------                   -----------
Stockholders' equity:
   Series A preferred stock                                        1                             1
   Series B preferred stock                                        1                             1
   Series A common stock                                         125                           125
   Series B common stock                                         413                           413
   Additional paid-in capital                                202,152                       201,889
   Retained earnings                                         123,962                       151,138
   Treasury stock                                              -                           (21,222)
                                                         -----------                   -----------
Total stockholders' equity                                   326,654                       332,345
                                                         -----------                   -----------

Total liabilities and stockholders' equity               $ 1,044,109                   $ 1,084,504
                                                         ===========                   ===========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 1997            1998           1997             1998
                                                              ----------------------------------------------------------
                                                                        (In thousands, except per share data)
Total revenues                                                $  77,730        $  95,045      $ 221,296        $ 292,010

Station operating expenses                                       36,323           43,647         96,919          127,595
Amortization of program rights                                   10,149           10,358         29,201           32,027
Depreciation and amortization                                     5,504            9,037         13,694           26,678
                                                              ----------------------------------------------------------
Station operating income                                         25,754           32,003         81,482          105,710

Corporate general and administrative expenses                     2,079            3,065          6,546            9,619
                                                              ----------------------------------------------------------
Operating income                                                 23,675           28,938         74,936           96,091

Interest expense, net                                             8,039           10,151         20,524           29,978
                                                              ----------------------------------------------------------
Income before extraordinary item and
     income taxes                                                15,636           18,787         54,412           66,113

Income taxes                                                      6,308            7,882         22,362           28,111
                                                              ----------------------------------------------------------
Income before extraordinary item                                  9,328           10,905         32,050           38,002
Extraordinary item, loss on early retirement of
     debt, net of income tax benefit                                -                (49)           -            (10,826)
                                                              ----------------------------------------------------------
Net income                                                        9,328           10,856         32,050           27,176
Less preferred stock dividends                                     (355)            (355)          (355)          (1,066)
                                                              ----------------------------------------------------------

Income applicable to common stockholders                      $   8,973        $  10,501      $  31,695        $  26,110
                                                              ==========================================================

Income per common share - basic:
     Before extraordinary item                                $    0.20        $    0.20      $    0.75        $    0.69
     Extraordinary item                                            -                -              -               (0.20)
                                                              ----------------------------------------------------------
     Net income                                               $    0.20        $    0.20      $    0.75        $    0.49
                                                              ==========================================================

Number of common shares used in the calculation                  43,998           53,409         42,208           53,678

Income per common share - diluted:
     Before extraordinary item                                $    0.20        $    0.20      $    0.75        $    0.68
     Extraordinary item                                            -                -              -               (0.20)
                                                              ----------------------------------------------------------
     Net income                                               $    0.20        $    0.20      $    0.75        $    0.48
                                                              ==========================================================

Number of common shares used in calculation                      44,043           53,690         42,223           53,943


   See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                  1997           1998
                                                                               -----------------------------
Operating Activities                                                                (In thousands)
Net income                                                                     $  32,050        $  27,176
Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item, loss on early retirement of debt                               -            17,191
    Depreciation                                                                    5,659            9,959
    Amortization of intangible assets                                               8,035           16,719
    Amortization of deferred financing costs                                          975            1,822
    Amortization of program rights                                                 29,201           32,027
    Program payments                                                              (29,480)         (32,653)
    Fair value adjustments of interest rate protection agreements                     -                471
    Changes in operating assets and liabilities, net                               11,190             (862)
                                                                               -----------------------------
Net cash provided by operating activities                                          57,630           71,850
                                                                               -----------------------------

Investing Activities
Acquisition of stations                                                          (111,076)         (20,136)
Acquisition costs                                                                     -             (1,526)
Purchases of property, plant, and equipment:
    Special projects/buildings                                                        -             (4,106)
    Digital                                                                           -             (2,124)
    Maintenance                                                                    (3,762)          (6,545)
                                                                               -----------------------------
Net cash used in investing activities                                            (114,838)         (34,437)
                                                                               -----------------------------

Financing Activities
Issuance of Senior Notes                                                              -            200,000
Repayment of Senior Subordinated Notes                                                -           (116,621)
Proceeds from issuance of long-term debt                                          100,000           29,000
Repayment of long-term debt                                                       (15,000)         (85,000)
Financing costs and other                                                             345           (4,634)
Series A Common stock:
    Issuances                                                                         -                625
    Repurchases                                                                       -            (21,222)
Dividends paid on preferred stock                                                    (355)          (1,066)
                                                                               -----------------------------
Net cash provided by financing activities                                          84,990            1,082
                                                                               -----------------------------
Increase in cash and cash equivalents                                              27,782           38,495
Cash and cash equivalents at beginning of period                                    2,882           12,759
                                                                               -----------------------------
Cash and cash equivalents at end of period                                      $  30,664        $  51,254
                                                                               =============================
Businesses acquired in purchase transaction:
    Fair market value of assets acquired                                        $ 523,961        $  20,632
    Liabilities assumed                                                          (229,640)            (496)
    Issuance of common stock                                                     (183,245)
                                                                               -----------------------------
Net cash paid for acquisitions                                                  $ 111,076        $  20,136
                                                                               =============================

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998



1.  SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as "the Hearst Transaction". As a result of the Hearst Transaction, Hearst owned approximately
41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company. During 1998, Hearst purchased approximately 2.0 million shares of the company's Series A Common Stock (see Note 5), increasing its ownership to approximately 81.3% as of September 30, 1998.

The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle were adjusted to the extent acquired by Hearst to their fair values based upon purchase price allocations. The net assets of the Hearst Broadcast Group are reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated historical financial statements prior to September 1, 1997 have been revised to reflect the financial statements of the Hearst Broadcast Group.

GENERAL

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 and 1998 are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to the December 31, 1997 condensed consolidated balance sheet to conform to the September 30, 1998 presentation.

2.  ACQUISITIONS

The acquisition of Argyle was accounted for as a purchase and accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market value. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses, network affiliation agreements and goodwill. The condensed consolidated financial statements include the results of operations of Argyle since the date of the acquisition.

On April 24, 1998, the Company loaned STC Broadcasting, Inc. ("STC") $70.5 million ("STC Note Receivable"). The loan bore interest at 7.75% per year and was collateralized by the stock of the STC subsidiary that owned the assets comprising WPTZ/WNNE. On July 2, 1998, STC repaid this $70.5 million loan along with accrued interest.

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)
                               September 30, 1998

2.   Acquisitions (continued)

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations with STC for KSBW, the NBC affiliate serving the Monterey Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT - Plattsburgh, NY, television market and cash of approximately $20 million (the "STC Swap"), net of certain working capital adjustments which totaled approximately $1.4 million.

Giving effect to the Hearst Transaction and the STC Swap discussed above, pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WAPT, KITV, WLWT, KOCO, KHBS/KHOG, KSBW, WPTZ/WNNE and fees for providing management services to the Managed Stations (WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM) pursuant to a management agreement (See Note 6), as if all acquisitions and financings (See Note 3) occurred as of January 1, 1997, are as follows:

                                                                                           Pro Forma
                                                                                Nine months ended September 30,
                                                                                  1997                    1998
                                                                           -----------------------------------------
                                                                             (In thousands, except per share data)
Total revenues                                                                 $  275,779             $  292,061
Net income                                                                     $   33,534             $   38,400
Income from continuing operations applicable to common stockholders            $   32,468             $   37,334
Income per common share    -   basic                                           $     0.60             $     0.70
                                                                                     ====                   ====
                           -  diluted                                          $     0.60             $     0.69
                                                                                     ====                   ====
Pro forma number of shares used in calculations     -  basic                       53,678                 53,678
                                                                                   ======                 ======
                                                    -  diluted                     53,943                 53,943
                                                                                   ======                 ======

The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.   Long-Term Debt

     Long-term debt consists of the following:
                                                  December 31,            September 30,
                                                      1997                    1998
                                              --------------------------------------------
                                                              (In thousands)
     Credit Facility dated August 29, 1997          $     85,000             $      --
     Senior Notes                                        300,000                  500,000
     Senior Subordinated Notes                           105,000                    2,596
                                              ============================================
                                                    $    490,000             $    502,596
                                              ===============================================

Senior Subordinated Notes

During February 1998, the Company repaid $102.4 million of the Senior Subordinated Notes ("Notes") at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes and incurred expenses related to the repayment of the Notes. The premium paid, the deferred financing fees relating to the Notes and the expenses incurred were classified as an extraordinary item, net of related income tax benefit in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1998.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                               SEPTEMBER 30, 1998

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

   Additional information regarding these interest rate protection agreements in effect at September 30, 1998 follows:

                                                              AVERAGE          AVERAGE       ESTIMATED FAIR
                                      NOTIONAL AMOUNT       RECEIVE RATE       PAY RATE          VALUE
                                     ------------------------------------------------------------------------
Interest rate swap agreements:
     Fixed rate agreement               $20,000,000            LIBOR             7.01%          $(276,636)
     Fixed rate agreement               $15,000,000            LIBOR             6.98%          $(194,336)

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

5. COMMON STOCK

During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the three and nine-months ended September 30, 1998, the Company spent approximately $12.9 million and $21.2 million to repurchase approximately 382,000 shares and 619,000 shares, of Series A Common Stock at an average price of $33.85 and $34.25, respectively. Hearst has also notified the Company of its intention to purchase up to 10 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise (See Note 1).

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                               SEPTEMBER 30, 1998



6.   RELATED PARTY TRANSACTIONS

The Company recorded revenues of approximately $925,000 and $2.8 million, during the three and nine-months ended September 30, 1998, respectively, and approximately $170,000 for both the three and nine-months ended September 30, 1997, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $536,000 and $1.6 million, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three and nine-months ended September 30, 1998, respectively, and approximately $200,000 for both the three and nine-months ended September 30, 1997. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

7.   PROPOSED ACQUISITIONS AND SUBSEQUENT EVENTS

In May 1998, the Company announced that it entered into an agreement to acquire the nine television and five radio stations of Pulitzer Publishing ("Pulitzer") in a merger transaction. The Company will issue $1.15 billion in Series A Common Stock (calculated on the basis of an equity adjustment "collar" mechanism) to Pulitzer shareholders and assume $700 million in debt. The Company expects the transaction, which is subject to regulatory and shareholder approval and certain other conditions, to close during early 1999.

In August 1998, the Company announced that it entered into agreements to acquire the one television station and one time brokerage agreement for another television station and a production and syndication company from Kelly Broadcasting Co. ("Kelly") in the aggregate purchase price of $530 million. The Company expects this transaction to close during early 1999.

In October 1998, the Company announced that it has obtained commitments from leading institutional investors to purchase $450 million of senior notes to be issued by the Company. The notes will have a maturity of 12 years with an average life of 10 years, and will bear interest at 7.18% per year. The proceeds of this financing, expected to be received in late December and or January, will be used to fund in part the Pulitzer and Kelly transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
OF OPERATIONS
--------------

RESULTS OF OPERATIONS

On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as "the Hearst Transaction". The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 have been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee (See Notes 1, 2 and 6 to the condensed consolidated financial statements).

The following discussion of results of operations does not include the pro forma effects of the Hearst Transaction for the three and nine-months ended September 30, 1997.

Results of operations for the three and nine-months ended September 30, 1998 include: (i) the Hearst Broadcast Group, KITV, WAPT, KHBS/KHOG, WLWT, and KOCO for the entire period; (ii) fees derived by the Company from the Managed Stations for the entire period; (iii) WDTN and the Company's share of broadcast cash flows from the Clear Channel Venture from January 1 to May 31; and (iv) KSBW and WPTZ/WNNE for June 1 to September 30. Results of operations for the three and nine-months ended September 30, 1997 include: (i) the Hearst Broadcast group for the entire period; (ii) fees derived by the Company from the Managed Stations for September, only; and, (iii) Argyle for September, only.

Three Months Ended September 30, 1998
Compared to Three Months Ended September 30, 1997

Total revenues. Total revenues in the three months ended September 30, 1998 were $95 million, as compared to $77.7 million in the three months ended September 30, 1997, an increase of $17.3 million or 22.3%. The increase was primarily attributable to (i) the Hearst Transaction which added $12.4 million to 1998 total revenues and (ii) an increase in local and political advertising of $4.4 million period to period.

Station operating expenses. Station operating expenses in the three months ended September 30, 1998 were $43.6 million, as compared to $36.3 million in the three months ended September 30, 1997, an increase of $7.3 million or 20.1%.
The increase was primarily attributable to the Hearst Transaction, which added $6.4 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the three months ended September 30, 1998 was $10.4 million, as compared to $10.1 million in the three months ended September 30, 1997, an increase of $0.3 million or 3.0%. The increase was primarily attributable to the Hearst Transaction, which added $0.8 million to amortization of program rights during 1998. This increase was offset by the STC Swap which decreased the amortization of program rights by $0.4 million.

Depreciation and amortization. Depreciation and amortization of intangible assets was $9.0 million in the three months ended September 30, 1998, as compared to $5.5 million in the three months ended September 30, 1997, an increase of $3.5 million or 63.6%. The increase was primarily attributable to the Hearst Transaction, which added $2.4 million to depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the three months ended September 30, 1998 was $32 million, as compared to $25.8 million in the three months ended September 30, 1997, an increase of $6.2 million or 24.5%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.1 million for the three months ended September 30, 1998, as compared to $2.1 million for the three months ended September 30, 1997, an increase of $1.0 million or 47.6%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Interest expense, net. Interest expense, net was $10.1 million in the three months ended September 30, 1998, as compared to $8.0 million in the three months ended September 30, 1997, an increase of $2.1 million or 26.2%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the three months ended September 30, 1998 was increased by $0.5 million as a result of the interest rate protection agreements. Interest rate protection agreements were accounted for using hedge accounting during 1997; however, because there was no floating rate debt at September 30, 1998, the Company was required to mark-to-market the interest rate protection agreements, in compliance with SFAS No. 119.

Income taxes. Income tax expense was $7.9 million for the three months ended September 30, 1998, as compared to $6.3 million in the three months ended September 30, 1997,an increase of $1.6 million or 25.4%. The effective rate was 42% for the three months ended September 30, 1998 as compared to 40.3% for the three months ended September 30, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The increase in the effective rate relates principally to the increase in the state and local income tax provision.

Extraordinary item. The Company recorded an extraordinary item of $0.05 million, net of the related income tax benefit, in the three months ended September 30, 1998. This extraordinary item resulted from an early repayment of the Company's $102.4 million Senior Subordinated Notes. The extraordinary item includes certain expenses associated with the early repayment of the Senior Subordinated Notes.

Net income. Net income was $10.9 million in the three months ended September 30, 1998, as compared to $9.3 million in the three months ended September 30, 1997, an increase of $1.6 million or 17.2%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $40.7 million in the three months ended September 30, 1998, as compared to $31.0 million in the three months ended September 30, 1997, an increase of $9.7 million or 31.3%. The broadcast cash flow increase resulted from (i) the Hearst Transaction which added $5.4 million to broadcast cash flow during the 1998 period and (ii) an increase of $3.4 million in broadcast cash flow period to period mainly due to an increase in local and political advertising. Broadcast cash flow margin increased to 42.8% in 1998 from 39.9% in 1997. Broadcast cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Nine months ended September 30, 1998
Compared to Nine months ended September 30, 1997

Total revenues. Total revenues in the nine months ended September 30, 1998 were $292 million, as compared to $221.3 million in the nine months ended September 30, 1997, an increase of $70.7 million or 31.9%. The increase was primarily attributable to (i) the Hearst Transaction, which added $56.6 million to 1998 total revenues and (ii) an increase in total revenues of $11.4 million mainly due to an increase in local and political advertising.

Station operating expenses. Station operating expenses in the nine months ended September 30, 1998 were $127.6 million, as compared to $96.9 million in the nine months ended September 30, 1997, an increase of $30.7 million or 31.7%. The increase was primarily attributable to the Hearst Transaction, which added $28.4 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the nine months ended September 30, 1998 was $32 million, as compared to $29.2 million in the nine months ended September 30, 1997, an increase of $2.8 million or 9.6%. The increase was primarily attributable to the Hearst Transaction, which added $3.3 million to amortization of program rights during 1998. This increase was offset by a decrease in amortization of program rights of $0.5 million due to the net effect of the STC Swap.

Depreciation and amortization. Depreciation and amortization of intangible assets was $26.7 million in the nine months ended September 30, 1998, as compared to $13.7 million in the nine months ended September 30, 1997, an increase of $13.0 million or 94.9%. The increase was primarily attributable to the Hearst Transaction, which added $12.8 million to depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the nine months ended September 30, 1998 was $105.7 million, as compared to $81.5 million in the nine months ended September 30, 1997, an increase of $24.2 million or 29.7%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $9.6 million for the nine months ended September 30, 1998, as compared to $6.5 million for the nine months ended September 30, 1997, an increase of $3.1 million or 47.7%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Interest expense, net. Interest expense, net was $30 million in the nine months ended September 30, 1998, as compared to $20.5 million in the nine months ended September 30, 1997, an increase of $9.5 million or 46.3%. This increase in interest expense was attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the nine months ended September 30, 1998 was increased by $0.8 million as a result of the interest rate protection agreements. Interest rate protection agreements were accounted for using hedge accounting during 1997; however, because there was no floating rate debt at September 30, 1998, the Company was required to mark-to-market the interest rate protection agreements, in compliance with SFAS No. 119. In addition, interest expense, net was decreased for the nine months ended September 30, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. (See Note 2 to the condensed consolidated financial statements.)

Income taxes. Income tax expense was $28.1 million for the nine months ended September 30, 1998 as compared to $22.4 million for the nine months ended September 30, 1997, an increase of $5.7 million or 25.4%. The effective rate was 42.5% for the nine months ended September 30, 1998 as compared to 41.1% for the nine months ended September 30, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The increase in the effective rate relates principally to the increase in the state and local income tax provision.

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

Net income. Net income was $27.2 million in the nine months ended September 30, 1998, as compared to $32 million in the nine months ended September 30, 1997, a decrease of $4.8 million or 15%. This decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $131.8 million in the nine months ended September 30, 1998, as compared to $94.9 million in the nine months ended September 30, 1997, an increase of $36.9 million or 38.9%. The broadcast cash flow increase resulted primarily from (i) the Hearst Transaction which added $24.7 million to broadcast cashflow during the 1998 period and (ii) an increase in local and political advertising of $10 million period to period. Broadcast cash flow margin increased to 45.1% in 1998 from 42.9% in 1997. Broadcast cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

LIQUIDITY AND CAPITAL RESOURCES

Upon completion of the Hearst Transaction on August 29, 1997, the Company entered into a $1 billion syndicated credit facility with Chase Manhattan Bank (the "Credit Facility"). As of September 30, 1998, there was no amount outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

During early 1999, the Company anticipates it will close on the acquisition the Pulitzer and Kelly stations (See Note 7 to the condensed consolidated financial statements). In connection with these transactions, the Company expects to borrow approximately $780 million under the Credit Facility and $450 million in private placement senior notes (See Note 7 to the condensed consolidated financial statements). These borrowings will increase the Company's interest expense by approximately $87 million per year. The Company anticipates that, based upon 1997 earnings levels of Pulitzer and Kelly, the increase in interest expense and amortization of intangible assets will result in a decrease in the combined income from continuing operations of the Company including Pulitzer and Kelly, of approximately $24 million. However, such increase in interest expense will be funded from the increase in cash flow from operations due to the Pulitzer and Kelly transactions.

Capital expenditures were $21.9 million in 1997 and approximately $4.8 million and $12.8 million during the three and nine-months ended September 30, 1998, respectively. The Company expects to invest approximately $12.7 million in special projects/buildings including its new station facility at WLWT, approximately $3.9 million in digital conversion projects at various stations and $10.7 million in maintenance projects, during 1998.

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

YEAR 2000 READINESS DISCLOSURE

State of Readiness
------------------
The Company has undertaken various initiatives intended to ensure that its information technology assets ("IT Assets") and non-IT Assets with embedded microprocessors will function properly with respect to dates in the Year 2000 and thereafter. The Company has implemented a comprehensive plan including the following four phases: (i) the identification of mission-critical operating systems and applications and the inventory of all hardware and software at risk of being date sensitive to the Year 2000; (ii) assessment and evaluation of these systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and, (iv) compliance testing of the systems.

The plan's goal is either to certify systems as Year 2000 compliant or to determine and fund the correction of the affected systems. To achieve this goal, the Company has established Year 2000 teams that are responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to overcome and resolve the Year 2000 problems. The Company has generally completed the inventory and assessment phases and is in various stages of the remediation and testing phases of the Year 2000 plan. The Company's evaluation program also includes inquiring into the Year 2000 readiness of its third-party vendors, suppliers and service providers. The Company has initiated formal communications with these third-party vendors, suppliers and service providers to determine the impact of the Year 2000 on the technology they have supplied and their plans to address any potential Year 2000 problems. The Company is monitoring the progress of these third parties to ensure they have accurately assessed the problem and have taken the corrective action.

Year 2000 Costs
---------------
The majority of costs associated with the Company's Year 2000 issues have been and are expected to be for replacement systems for those that were fully depreciated and scheduled for replacement prior to the Year 2000. These systems replaced obsolete systems and were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into Year 2000 compliance. Through September 30, 1998; the Company has spent approximately $0.3 million for replacement systems for those whose replacement schedule was accelerated due to the Year 2000 issue. To date, the Company has not incurred any costs solely for Year 2000 remediation.

The Company expects to spend approximately $0.6 million for replacement systems with accelerated schedules due to the Year 2000 issue and approximately $0.8 million for remediation of equipment and systems with Year 2000 issues. This estimate assumes that third-party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting the Year 2000 issue, actual costs may vary from these estimates.

Contingency Plans
-----------------
The Company has begun work on the development of a Year 2000 contingency plan (the "Contingency Plan"). The Contingency Plan will include specific instructions, to enable operating units to continue operations should mission-critical systems become inoperable on or subsequent to January 1, 2000. An initial draft of the Contingency Plan will be completed by the end of 1998 and various simulated exercises will be planned for the first quarter of 1999 to verify the plan's effectiveness. The Contingency Plan includes performing certain processes and repairing systems manually, as well as changing third-party vendors and suppliers, if necessary. The Company believes that due to the pervasive nature of potential Year 2000 issues, the contingency planing process is an ongoing one that will require further modifications as the Company obtains additional information regarding (i) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and
(ii) the status of third-party Year 2000 readiness.

Probable Acquisitions
---------------------
The Company has inquired into the Year 2000 readiness of Pulitzer and Kelly, two groups of television and radio stations it plans to acquire during early 1999 (See Note 7 to the condensed consolidated financial statements). Although the identification, assessment and evaluation phases of the Company's Year 2000 initiative for these stations is in preliminary stages, the Company believes that the majority of the Pulitzer stations have some mission-critical systems that will require upgrading or complete replacement. These include replacement systems for those that were fully depreciated, obsolete and scheduled for eventual replacement. Costs associated with remediation of these systems are estimated to be approximately $1.5 million to $3 million. However, because of the complexity of correcting the Year 2000 issue, actual costs may vary from this estimate. The Company believes that the Kelly stations do not have any significant Year 2000 issues. The evaluation of all systems and third-party dependencies will continue subsequent to the closing of these transactions.

Possible Consequences of Year 2000 Problems
-------------------------------------------
The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties' contingency plans will mitigate the effects of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonable likely worst case scenario) could effect the broadcast of advertisements and programming and could have a material effect on the Company's business or consolidated financial statements.

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



ITEM 1  LEGAL PROCEEDINGS  Not Applicable



ITEM 2. CHANGES IN SECURITIES  Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES  Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  Not Applicable


ITEM 5. OTHER INFORMATION  Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibit No.

        27.1 Financial Data Schedule

        27.2 Financial Data Schedule

(b)     Reports on Form 8-K:

        On September 17, 1998, the Company filed a Form 8-K including certain audited and unaudited historical financial statements of Kelly Broadcasting Co.

        On September 29, 1998 the Company filed a form 8-K including certain audited and unaudited historical financial statements of Pultizer Broadcasting Co. and certain unaudited proforma financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              -------------------------------------------
                              Registrant




November 12, 1998              By:  /s/ Harry T. Hawks
-----------------                   -------------------------------------
Date                                Harry T. Hawks, Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


November 12, 1998              By:  /s/ Teresa D. Lopez
-----------------                   -------------------------------------
Date                                Teresa D. Lopez, Vice President and
                                    Controller (Principal Accounting Officer)