Form 10-Q/A
period 1998-03-31
HEARST ARGYLE TELEVISION INC
filed 1998-12-10
CIK 949536

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

      --------------------------------------------------------------------
   (Former name, former address, ad former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .

Yes [X]      No [  ]

As of May 13, 1998, the Registrant had 58,842,377 shares of common stock outstanding. Consisting of 12,543,729 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

                         HEARST-ARGYLE TELEVISION, INC.


This amendment to Form 10-Q amends and revises Part I: Items 1 and 2 and Part
II: Item 6 on Form 10-Q for the quarter ended March 31, 1998 of Hearst-Argyle Television, Inc. initially filed with the Securities and Exchange Commission on May 14, 1998. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.

                         HEARST-ARGYLE TELEVISION, INC.
                                     INDEX

PART I              FINANCIAL INFORMATION                                               PAGE
 ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of December 31,
      1997 and March 31, 1998 (unaudited).............................................  1
      Condensed Consolidated Statements of Operations for the
      Three Months Ended March 31, 1997
      and 1998 (unaudited)............................................................  3
      Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1997
      and 1998 (unaudited)............................................................  4
      Notes to Condensed Consolidated Financial Statements............................  5

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations.......................................................  9


PART II             OTHER INFORMATION

 ITEM 6.  Exhibits and reports on Form 8-K............................................ 12

 Signatures........................................................................... 13

PART I  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         HEARST-ARGYLE TELEVISION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,              MARCH 31, 1998
                                                              1997                    (UNAUDITED)
                                               -------------------------------------------------------
                                                                   (In thousands)
Assets
Current assets:
 Cash and cash equivalents                                     $12,759                        $47,059
 Accounts receivable, net                                       89,988                         68,186
 Program and barter rights                                      35,737                         23,387
 Deferred income taxes                                           5,975                          5,975
 Related party receivable                                        3,695                          8,106
 Net assets held for sale                                       72,019                         70,603
 Other                                                           7,070                          7,735
                                                               -------                        -------
Total current assets                                           227,243                        231,051
                                                               -------                        -------
Property, plant and equipment, net                              97,804                        103,808
                                                               -------                        -------
Intangible assets, net                                         661,326                        652,158
                                                               -------                        -------
Other assets:
 Deferred acquisition and financing costs,
  Net                                                           27,796                         28,428
 Program and barter rights, noncurrent                           3,511                          3,382
 Other                                                          26,429                         26,869
                                                               -------                        -------
Total other assets                                              57,736                         58,679
                                                               -------                        -------

Total assets                                                $1,044,109                     $1,045,696
                                                            ==========                     ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.


                                                          DECEMBER 31,                 MARCH 31, 1998
                                                             1997                        (Unaudited)
                                               ---------------------------------------------------------
                                                                       (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                  $36,048                           $41,743
   Program and barter rights payable                          35,769                            23,893
   Other                                                          51                               303
                                                             -------                           -------
Total current liabilities                                     71,868                            65,939
                                                             -------                           -------

Program and barter rights payable                              4,923                             3,815
Long-term debt                                               490,000                           502,596
Deferred income taxes                                        150,274                           150,274
Other liabilities                                                390                               993
                                                             -------                           -------
Total noncurrent liabilities                                 645,587                           657,678
                                                             -------                           -------
Commitments and contingencies

Stockholders' equity:
   Series A preferred stock                                        1                                 1
   Series B preferred stock                                        1                                 1
   Series A common stock                                         125                               125
   Series B common stock                                         413                               413
   Additional paid-in capital                                202,152                           202,067
   Retained earnings                                         123,962                           119,472
                                                             -------                           -------
Total stockholders' equity                                   326,654                           322,079
                                                             -------                           -------

Total liabilities and stockholders' equity                $1,044,109                        $1,045,696
                                                          ==========                        ==========



See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   1997                            1998
                                                     -------------------------------------------------------
                                                                   (In thousands, except per share data)
Total revenues                                                    $62,053                          $87,252

Station operating expenses                                         30,079                           42,442
Amortization of program rights                                      9,519                           10,823
Depreciation and amortization                                       4,088                            8,841
                                                                 --------                         --------
Station operating income                                           18,367                           25,146

Corporate general and administrative expenses                       2,129                            3,435
                                                                 --------                         --------
Operating income                                                   16,238                           21,711

Interest expense, net                                               5,101                           10,960
                                                                 --------                         --------
Income before income taxes and extraordinary item                  11,137                           10,751

Income taxes                                                        4,741                            4,916
                                                                 --------                         --------
Income before extraordinary item                                    6,396                            5,835

Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit of $6,881                                  -                           (9,969)
                                                                 --------                         --------
Net income (loss)                                                   6,396                           (4,134)

Less preferred stock dividends                                          -                             (356)
                                                                 --------                         --------
Income (loss) applicable to common stockholders                    $6,396                          $(4,490)
                                                                 ========                         ========

Earnings (loss) per common share - basic:
  Before extraordinary item                                         $0.15                           $ 0.10
  Extraordinary item                                                    -                            (0.19)
                                                                 ========                         ========
  Net income (loss)                                                 $0.15                           $(0.09)
                                                                 ========                         ========

Number of common shares used in the calculation                    41,299                           53,833
                                                                 ========                         ========

Earnings (loss) per common share - diluted:
  Before extraordinary loss                                         $0.15                            $0.10
  Extraordinary item                                                    -                            (0.18)
                                                                 --------                         --------
  Net income (loss)                                                 $0.15                           $(0.08)
                                                                 ========                         ========

Number of common shares used in the calculation                    41,299                           54,043
                                                                 ========                         ========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              1997                      1998
                                                                     ----------------------------------------------
                                                                                       (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                           $6,396                      $(4,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary item, loss on early retirement of debt                           -                       16,850
  Depreciation                                                               1,800                        2,827
  Amortization of intangible assets                                          2,288                        6,014
  Amortization of deferred financing costs                                       -                          631
  Amortization of program rights                                             9,519                       10,823
  Program payments                                                          (9,644)                     (11,123)
  Fair value adjustments of interest rate protection agreements                  -                          546
Changes in operating assets and liabilities, net                             3,979                       22,744
                                                                     ----------------------------------------------
Net cash provided by operating activities                                   14,338                       45,178
                                                                     ----------------------------------------------

INVESTING ACTIVITIES
Acquisition costs                                                                -                         (186)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                    -                       (1,837)
   Digital                                                                       -                       (1,007)
   Maintenance                                                              (1,419)                      (2,058)
                                                                     ----------------------------------------------
Net cash used in investing activities                                       (1,419)                      (5,088)
                                                                     ----------------------------------------------

FINANCING ACTIVITIES
Financing costs and other                                                        -                       (4,154)
Issuance of Senior Notes                                                         -                      200,000
Repayment of Senior Subordinated Notes                                           -                     (116,280)
Dividends paid on preferred stock                                                -                         (356)
Payment of long-term debt                                                        -                      (85,000)
Due to Hearst                                                              (12,041)                           -
                                                                     ----------------------------------------------
Net cash used in financing activities                                      (12,041)                      (5,790)
                                                                     ----------------------------------------------
Increase in cash and cash equivalents                                          878                       34,300
Cash and cash equivalents at beginning of period                             2,882                       12,759
                                                                     ----------------------------------------------
Cash and cash equivalents at end of period                                  $3,760                      $47,059
                                                                     ==============================================


See notes to consolidated financial statements.

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

The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocations. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes the amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of the approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997. See Note 2.

GENERAL

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 and 1998 are not necessarily indicative of the results that may be expected for a full year.

2.  ACQUISITIONS

The acquisition of Argyle was accounted for as a purchase and accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market value. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses, network affiliation agreements and goodwill. The final asset and liability fair values may differ from those set forth in the accompanying condensed consolidated balance sheets at December 31, 1997 and March 31, 1998; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company. The condensed consolidated financial statements include the results of operations of Argyle since the date of the acquisition.

On February 19, 1998, the Company announced that it agreed to exchange its WDTN and WNAC stations with STC Broadcasting, Inc. ("STC") for KSBW, the NBC affiliate serving the Monterey Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT Plattsburgh, NY, television market. In addition, the Company will pay STC approximately $21 million. The Company anticipates the transaction will close during the second quarter of 1998.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 MARCH 31, 1998

2.  ACQUISITIONS (CONTINUED)

On April 24, 1998, the Company loaned STC $70.5 million. The loan, which bears interest at 7.75% per year and is collateralized by the stock of the STC subsidiary that owns the assets comprising WPTZ/WNNE, is due upon the closing of the exchange transaction, discussed above.

Giving effect to the Hearst Transaction, unaudited pro forma results of operations reflect the acquisitions and financings (See Note 3) as having occurred as of January 1, 1997, are as follows:



                                                                            THREE MONTHS ENDED MARCH 31,
                                                                              1997               1998
                                                                     ----------------------------------------
                                                                      (In thousands, except per share data)
Total revenues                                                              $81,321            $87,252
Net income                                                                   $4,603             $7,051
Earnings from continuing operations applicable to common stockholders        $4,247             $6,695
Earnings per common share    -   basic                                        $0.08              $0.12
                                                                            =======            =======
                             -   diluted                                      $0.08              $0.12
                                                                            =======            =======
Pro forma number of shares used in calculations    -    basic                53,833             53,833
                                                                            =======            =======
                                                   -    diluted              54,043             54,043
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


3.  LONG-TERM DEBT

  Long-term debt consists of the following:

                                                           DECEMBER 31,           MARCH 31,
                                                               1997                  1998
                                                      --------------------------------------
                                                                  (In thousands)
Credit Facility dated August 29, 1997:
       Revolving credit facility                              $85,000                  --
   Senior Notes                                               300,000               $500,000
   Senior Subordinated Notes                                  105,000                  2,596
                                                      --------------------------------------
                                                             $490,000               $502,596
                                                      ======================================

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)
                                 MARCH 31, 1998


3.  LONG-TERM DEBT (CONTINUED)

SENIOR SUBORDINATED NOTES

During February 1998, the Company repaid $102.4 million of the Senior Subordinated Notes ("Notes") at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes. Both the premium paid and the deferred financing fees relating to the Notes were classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the three months ended March 31, 1998.

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

   The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposures are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

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

5.   RELATED PARTY TRANSACTIONS

Prior to September 1, 1997, Hearst provided certain management services to the Company. Such services include data processing, legal, tax, treasury, internal audit, risk management, and other support services. For the three months ended March 31, 1997, the Company was allocated expenses of approximately $499,000 related to these services. In addition, Hearst allocated interest expense to the Company which was based on the average balance of divisional equity at an interest rate of 8% per annum. Allocated expenses are based on the Hearst's estimate of expenses related to the services provided to the Company in relation to those provided to other divisions or subsidiaries of Hearst. Management believes that these allocations were made on reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company contracted directly with third parties. In addition, certain costs (principally salaries, fringe benefits and incentive compensation) were incurred by the Company, paid by Hearst and charged to the Company for the three months ended March 31, 1997 in the amount of approximately $2.0 million.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         --------------

RESULTS OF OPERATIONS

On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as the "Hearst Transaction." The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 represents the financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (The "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst Provides certain services to under a local marketing agreement, in exchange for a management fee (See Notes 1, 2 and 5 to the condensed consolidated financial statements).

The following discussion of results of operations does not include the pro forma effects of the Hearst Transaction for the three months ended March 31, 1997.

Results of operations for the three months ended March 31, 1998 include: (i) the Hearst Broadcast Group, KITV, WAPT, KHBS/KHOG, the Company's share of broadcast cash flows from the Clear Channel Venture, WLWT, KOCO, and, (ii) fees derived by the Company from the Managed Stations. Results of operations for the three months ended March 31, 1997 include the Hearst Broadcast Group for the entire period.


Three Months Ended March 31, 1998
Compared to Three Months Ended March 31, 1997

Total revenues. Total revenues in the three months ended March 31, 1998 were $87.3 million, as compared to $62.1 million in the three months ended March 31, 1997, an increase of $25.2 million or 40.6%. The increase was primarily attributable to the Hearst Transaction, which added $19.6 million to 1998 total revenues. In addition, the increase is attributable to: (i) an increase in telecommunications and automotive advertising, which added approximately $2.1 million to the 1998 period; (ii) political advertising, which added approximately $0.4 million to the 1998 period; and, (iii) the Superbowl on the NBC stations, which added approximately $0.4 million to the 1998 period.

Station operating expenses. Station operating expenses in the three months ended March 31, 1998 were $42.4 million, as compared to $30.1 million in the three months ended March 31, 1997, an increase of $12.3 million or 40.9%. The increase was primarily attributable to the Hearst Transaction, which added $11.2 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the three months ended March 31, 1998 was $10.8 million, as compared to $9.5 million in the three months ended March 31, 1997, an increase of $1.3 million or 13.7%. The increase was primarily attributable to the Hearst Transaction, which added $1.2 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $8.8 million in the three months ended March 31, 1998, as compared to $4.1 million in the three months ended March 31, 1997, an increase of $4.7 million or 114.6%. The increase was primarily attributable to the Hearst Transaction, which added $5.0 million to depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the three months ended March 31, 1998 was $25.1 million, as compared $18.4 million in the three months ended March 31, 1997, an increase of $6.7 million or 36.4%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.4 million for the three months ended March 31, 1998, as compared to $2.1 million for the three months ended March 31, 1997, an increase of $1.3 million or 61.9 %. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Interest expense, net. Interest expense, net was $11.0 million in the three months ended March 31, 1998, as compared to $5.1 million in the three months ended March 31, 1997, an increase of $5.9 million or 115.7%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. In addition, interest expense, net for the three months ended March 31, 1998 was increased by $0.5 million as a result of the interest rate protection agreements. Due to the lack of floating rate debt at March 31, 1998, the Company was required to mark-to-market the interest rate protection agreements, in compliance with SFAS No. 119. Interest rate protection agreements did not exist during the 1997 period.

Income taxes. Income tax expense was $4.9 million in the three months ended March 31, 1998, as compared to $4.7 million in the three months ended March 31, 1997, an increase of $0.2 million, or 4.3%. The effective rate was 45.7% for the three months ended March 31, 1998 as compared to 42.6 % for the three months ended March 31, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The increase in the effective rate relates primarily to the increase in the state and local income tax provision.

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

Net income (loss). Net loss was $4.1 million in the three months ended March 31, 1998, as compared to net income of $6.4 million in the three months ended March 31, 1997, a decrease of $10.5 million or 164.1%. This reduction in net income was attributable primarily to the increase in depreciation and amortization, interest expense, net and the extraordinary item, offset by the increase in station operating income.

Broadcast Cash Flow. Broadcast cash flow was $33.7 million in the three months ended March 31, 1998, as compared to $22.3 million in the three months ended March 31, 1997, an increase of $11.4 million or 51.1%. The increase was primarily attributable to the Hearst Transaction, which added $7.2 million to broadcast cash flow during the 1998 period. In addition, the increase is attributable to: (i) an increase in local revenues due to an increase in telecommunications, automotive and political advertising and (ii) to a lesser degree an increase in revenues due to the Superbowl. Broadcast cash flow margin increased to 38.6% in 1998 from 36% in 1997. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

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

Capital expenditures were $21.9 million in 1997 and approximately $4.9 million during the three-months ended March 31, 1998. The Company expects to invest approximately $12.8 million in special projects/buildings including its new station facility at WLWT, approximately $6.2 million in digital conversion projects at various stations and $9.4 million in maintenance projects, during 1998.

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

PART II        OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibit No.

            27       Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cased this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Hearst-Argyle Television, Inc.

December 10, 1998   By:
                            -----------------------------------------
                            Harry T. Hawks, Senior Vice President
                            and Chief Financial Officer
                            (Principal Financial Officer)


December 10, 1998    By:
                            -----------------------------------------
                            Teresa D. Lopez, Vice President and Controller (Principal Accounting Officer)