Form 10-Q/A
period 1998-06-30
HEARST ARGYLE TELEVISION INC
filed 1998-12-10
CIK 949536

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

              for the transition period from ___________ to ______

                        COMMISSION FILE NUMBER:  0-2700

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                                 74-2717523
(State or other jurisdiction of incorporation                      (I.R.S. Employer
or organization)                                             Identification Number)

959 EIGHTH AVENUE                                                    (212) 649-2307
NEW YORK, NY 10019                                  (Registrant's telephone number,
(Address of principal executive officer)                        including area code)

     -------------------------------------------------------------------
  (Former home, former address, and former fiscal year, if changed since last report)


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

                        HEARST-ARGYLE TELEVISION, INC.


This amendment to Form 10-Q amends and revises Part I: Items 1 and 2 and Part
II: Item 6 on Form 10-Q for the quarter ended June 30, 1998 of Hearst-Argyle Television, Inc. initially filed with the Securities and Exchange Commission on August 14, 1998. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.

                         HEARST-ARGYLE TELEVISION, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                                        Page
          Condensed Consolidated Balance Sheets as of December 31, 1997 and June
               30, 1998 (unaudited).............................................         1
          Condensed Consolidated Statements of Operations for the Three and Six
               Months ended June 30, 1997 and 1998 (unaudited)..................         3
          Consolidated Statements of Cash Flows for the Six Months Ended June
               30, 1997 and 1998 (unaudited)....................................         4
          Notes to Condensed Consolidated Financial Statements..................         5

  ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................         9

PART II   OTHER INFORMATION

  ITEM 6. Exhibits and reports on Form 8-K......................................        13

Signatures......................................................................        14

PART I  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         HEARST-ARGYLE TELEVISION, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    DECEMBER 31,                    JUNE 30,
                                                                       1997                          1998
                                                                                    (UNAUDITED)
                                                            -------------------------------------------------------
                                                                                   (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                            $12,759                   $13,938
 Accounts receivable, net                                              89,988                    85,938
 Program and barter rights                                             35,737                    12,567
 Deferred income taxes                                                  5,975                     5,975
 Related party receivable                                               3,695                     2,303
 Net assets held for sale                                              72,019                         -
 STC Note Receivable                                                        -                    51,055
 Other                                                                  7,070                     6,503
                                                                      -------                   -------
Total current assets                                                  227,243                   178,279
                                                                      -------                   -------

Property, plant and equipment, net                                     97,804                   124,043
                                                                      -------                   -------

Intangible assets, net                                                661,326                   716,736
                                                                      -------                   -------
Other assets:
 Deferred acquisition and financing costs,
  net                                                                  27,796                    28,033
 Program and barter rights, noncurrent                                  3,511                     3,904
 Other                                                                 26,429                    27,134
                                                                      -------                   -------
Total other assets                                                     57,736                    59,071
                                                                      -------                   -------

Total assets                                                       $1,044,109                $1,078,129
                                                                   ==========                ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                                                                                              JUNE 30,
                                                                DECEMBER 31,                   1998
                                                                    1997                    (UNAUDITED)
                                                          ---------------------------------------------------
                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                           $36,048                 $41,460
   Program and barter rights payable                                   35,769                  13,472
   Other                                                                   51                     433
                                                                   ----------              ----------
Total current liabilities                                              71,868                  55,365
                                                                   ----------              ----------

Program and barter rights payable                                       4,923                   3,755
Long-term debt                                                        490,000                 531,596
Deferred income taxes                                                 150,274                 152,428
Other liabilities                                                         390                     630
                                                                   ----------              ----------
Total noncurrent liabilities                                          645,587                 688,409
                                                                   ----------              ----------
Commitments and contingencies

Stockholders' equity:
   Series A preferred stock                                                 1                       1
   Series B preferred stock                                                 1                       1
   Series A common stock                                                  125                     125
   Series B common stock                                                  413                     413
   Additional paid-in capital                                         202,152                 202,195
   Retained earnings                                                  123,962                 139,926
   Treasury stock                                                           -                  (8,306)
                                                                   ----------              ----------
Total stockholders' equity                                            326,654                 334,355
                                                                   ----------              ----------

Total liabilities and stockholders' equity                         $1,044,109              $1,078,129
                                                                   ==========              ==========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                              ----------------------------------------------------------------------------
                                                      1997                1998               1997               1998
                                                               (In thousands, except per share data)
Total revenues                                        $81,513          $109,713            $143,566          $196,965
Station operating expenses                             30,517            41,506              60,596            83,948
Amortization of program rights                          9,533            10,846              19,052            21,669
Depreciation and amortization                           4,102             8,800               8,190            17,641
                                              ----------------------------------------------------------------------------
Station operating income                               37,361            48,561               55,728           73,707

Corporate general and administrative expenses           2,338             3,119                4,467            6,554
                                              ----------------------------------------------------------------------------
Operating income                                       35,023            45,442               51,261           67,153

Interest expense, net                                   7,384             8,867               12,485           19,827
                                              ----------------------------------------------------------------------------
Income before extraordinary item and
  income taxes                                         27,639            36,575               38,776            47,326

Income taxes                                           11,313            15,313               16,054            20,229
                                              ----------------------------------------------------------------------------
Income before extraordinary item                       16,326            21,262               22,722            27,097

Extraordinary item, loss on early retirement of
  debt, net of income tax benefit                           -              (808)                   -           (10,777)
                                              ----------------------------------------------------------------------------
Net income                                             16,326            20,454               22,722            16,320

Less preferred stock dividends                              -              (355)                   -              (711)
                                              ----------------------------------------------------------------------------

Earnings applicable to common stockholders             $16,326          $20,099              $22,722           $15,609
                                              ============================================================================
Earnings per common share - basic:
  Before extraordinary item                              $0.40            $0.39                $0.55             $0.49
  Extraordinary item                                         -            (0.02)                   -             (0.20)
                                              ----------------------------------------------------------------------------
  Net income                                             $0.40            $0.37                $0.55             $0.29
                                              ============================================================================

Number of common shares used in the calculation         41,299           53,798               41,299            53,815

Earnings per common share - diluted:
  Before extraordinary item                              $0.40            $0.39                $0.55             $0.49
  Extraordinary item                                         -            (0.02)                   -             (0.20)
                                              ----------------------------------------------------------------------------
  Net income                                             $0.40            $0.37                $0.55             $0.29
                                              ============================================================================

Number of common shares used in calculation             41,299           54,095               41,299            54,080

See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                          June 30,
                                                                    ----------------------------------------------
                                                                                  1997                   1998
Operating Activities                                                                    (In thousands)
Net income                                                                    $ 22,722                $16,320
Adjustments to reconcile net income to net cash provided by
operating activities:
   Extraordinary item, loss on early retirement of debt                              -                 17,191
   Depreciation                                                                  3,578                  6,364
   Amortization of intangible assets                                             4,612                 11,277
   Amortization of deferred financing costs                                          -                  1,236
   Amortization of program rights                                               19,052                 21,669
   Program payments                                                            (19,108)               (21,936)
   Deferred income taxes                                                          (773)                 2,154
   Fair value adjustments of interest rate protection agreements                     -                     76
   Provision for doubtful accounts                                                 522                      -
Changes in operating assets and liabilities, net                                (8,483)                11,880
                                                                    ----------------------------------------------
Net cash provided by operating activities                                       22,122                 66,231
                                                                    ----------------------------------------------

Investing Activities
Acquisition of stations                                                              -                (20,136)
Issuance of STC note receivable, net                                                 -                (51,055)
Acquisition costs                                                                    -                   (124)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                        -                 (2,504)
   Digital                                                                           -                 (1,151)
   Maintenance                                                                  (1,683)                (4,299)
                                                                    ----------------------------------------------
Net cash used in investing activities                                           (1,683)               (79,269)
                                                                    ----------------------------------------------

Financing Activities
Issuance of Senior Notes                                                             -                200,000
Repayment of Senior Subordinated Notes                                               -               (116,621)
Proceeds from issuance of long-term debt                                             -                 29,000
Payment of long-term debt                                                            -                (85,000)
Financing costs and other                                                            -                 (4,374)
Series A Common stock:
   Issuances                                                                         -                    229
   Repurchases                                                                       -                 (8,306)
Dividends paid on preferred stock                                                    -                   (711)
Due to Hearst                                                                  (18,271)                     -
                                                                    ----------------------------------------------
Net cash (used in) provided by financing activities                            (18,271)                14,217
                                                                    ----------------------------------------------
Increase in cash and cash equivalents                                            2,168                  1,179
Cash and cash equivalents at beginning of period                                 2,882                 12,759
                                                                    ----------------------------------------------
Cash and cash equivalents at end of period                                      $5,050                $13,938
                                                                    ==============================================

Businesses acquired in purchase transaction:
   Fair market value of assets acquired                                              -                $20,632
   Liabilities assumed                                                               -                    496
                                                                    ----------------------------------------------
Net cash paid for acquisitions                                                       -                $20,136
                                                                    ----------------------------------------------

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

The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle were adjusted to the extent acquired by Hearst to their estimated fair values based upon purchase price allocations. The net assets of the Hearst Broadcast Group are reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes the amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of the approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997. See Note 2.

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

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations and cash of approximately $20 million, net of a working capital adjustment, with STC for KSBW, the NBC affiliate serving the Monterey Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Burlington, VT Plattsburgh, NY, television market (the "STC Swap").

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)

                                 JUNE 30, 1998




2.  ACQUISITIONS (CONTINUED)

Giving effect to the Hearst Transaction and the STC Swap discussed above, unaudited pro forma results of operations reflect the acquisitions and financings (See Note 3) as having occurred as of January 1, 1997, are as follows:

                                                                                             Pro Forma
                                                                                     Six Months Ended June 30,
                                                                                      1997                 1998
                                                                              --------------------- -------------------
                                                                               (In thousands, except per share data)
Total revenues                                                                      $185,271             $197,016
Net income                                                                           $23,928              $26,997
Earnings from continuing operations applicable to common stockholders                $23,217              $26,286
Earnings per common share    -   basic                                                 $0.43                $0.49
                                                                                    ========             ========
                           -   diluted                                                 $0.43                $0.49
                                                                                    ========             ========
Pro forma number of shares used in calculations      -  basic                         53,815               53,815
                                                                                    ========             ========
                                                     -  diluted                       54,080               54,080
                                                                                    ========             ========

The above pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.   Long-Term Debt

     Long-term debt consists of the following:

                                                                           December 31,          June 30,
                                                                               1997                1998
                                                                       ----------------------------------------
                                                                                   (In thousands)
         Credit Facility dated August 29, 1997                                    $  85,000          $  29,000
         Senior Notes                                                               300,000            500,000
         Senior Subordinated Notes                                                  105,000              2,596
                                                                       ----------------------------------------
                                                                                   $490,000           $531,596
                                                                       ========================================

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

                         HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)

                                 JUNE 30, 1998




3.  LONG-TERM DEBT (CONTINUED)

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

5.  COMMON STOCK

During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the three months ended June 30, 1998, the Company spent approximately $8.3 million to repurchase approximately 238,000 shares of Series A Common Stock, at an average price of $34.96. Hearst has also notified the Company of its intention to purchase up to 10 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. (See Note 1.)

                        HEARST-ARGYLE TELEVISION, INC.

                                  (UNAUDITED)

                                 JUNE 30, 1998



6.   RELATED PARTY TRANSACTIONS

Prior to September 1, 1997, Hearst provided certain management services to the Company. Such services include data processing, legal, tax, treasury, internal audit, risk management, and other support services. For the three and six months ended June 30, 1997, the Company was allocated expenses of approximately $499,000 and $998,000, respectively, related to these services. In addition, Hearst allocated interest expense to the Company which was based on the average balance of divisional equity at an interest rate of 8% per annum. Allocated expenses are based on the Hearst's estimate of expenses related to the services provided to the Company in relation to those provided to other divisions or subsidiaries of Hearst. Management believes that these allocations were made on reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company contracted directly with third parties. In addition, certain costs (principally salaries, fringe benefits and incentive compensation) were incurred by the Company, paid by Hearst and charged to the Company for the three and six months ended June 30, 1997 in the amounts of approximately $2.0 million and $4.0 million.

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

7.   PROPOSED ACQUISITIONS AND SUBSEQUENT EVENTS

In May 1998, the Company announced that it entered into an agreement to acquire the nine television and five radio stations of Pulitzer Publishing ("Pulitzer") in a merger transaction. The Company will issue $1.15 billion in Series A Common Stock (calculated on the basis of an equity adjustment "collar" mechanism) to Pulitzer shareholders and assume $700 million in debt. The Company expects the transaction, which is subject to a regulatory and shareholder approval and certain other conditions, to close during early 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         --------------


RESULTS OF OPERATIONS

On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as "the Hearst
Transaction".   The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 1, 2 and 6 to the condensed consolidated financial statements).

Effective June 1, 1998, the Company exchanged WDTN and WNAC under the terms of an agreement (the "STC Swap") for KSBW and WPTZ/WNNE. (See Note 2 to the condensed consolidated financial statements.)

The following discussion of results of operations does not include the pro forma effects of the Hearst Transaction for the three and six-months ended June 30, 1997.

Results of operations for the three and six-months ended June 30, 1998 include:
(i)The Hearst Broadcast Group, KITV, WAPT, KHBS/KHOG, WLWT, and KOCO, for the entire period; (ii) fees derived by the Company from the Managed Stations for the entire period; (iii) WDTN and the Company's share of broadcast cash flows from the Clear Channel Venture from January 1 to May 31; and, (iv) KSBW and WPTZ/WNNE for June, only. Results of operations for the three and six-months ended June 30, 1997 include the Hearst Broadcast Group for the entire period.



Three Months Ended June 30, 1998
Compared to Three Months Ended June 30, 1997

Total revenues. Total revenues in the three months ended June 30, 1998 were $109.7 million, as compared to $81.5 million in the three months ended June 30, 1997, an increase of $28.2 million or 34.6%. The increase was primarily attributable to the Hearst Transaction, which added $23.9 million to 1998 total revenues. In addition, the increase was attributable to: (i) an increase in political advertising, which added approximately $1.8 million to the 1998 period and (ii) the net effect of the STC Swap, which added $.5 million to the 1998 period.

Station operating expenses. Station operating expenses in the three months ended June 30, 1998 were $41.5 million, as compared to $30.5 million in the three months ended June 30, 1997, an increase of $11.0 million or 36.1%. The increase was primarily attributable to the Hearst Transaction, which added $10.9 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the three months ended June 30, 1998 was $10.8 million, as compared to $9.5 million in the three months ended June 30, 1997, an increase of $1.3 million or 13.7%. The increase was primarily attributable to the Hearst Transaction, which added $1.3 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $8.8 million in the three months ended June 30, 1998, as compared to $4.1 million in the three months ended June 30, 1997, an increase of $4.7 million or 114.6%. The increase was primarily attributable to the Hearst Transaction, which added $4.8 million to depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the three months ended June 30, 1998 was $48.6 million, as compared to $37.4 million in the three months ended June 30, 1997, an increase of $11.2 million. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.1 million for the three months ended June 30, 1998, as compared to $2.3 million for the three months ended June 30, 1997, an increase of $0.8 million or 34.8%. The increase was primarily attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Interest expense, net. Interest expense, net was $8.9 million in the three months ended June 30, 1998, as compared to $7.4 million in the three months ended June 30, 1997, an increase of $1.5 million or 20.3%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. This was offset by a decrease in interest expense, net for the three months ended June 30, 1998 of $0.4 million as a result of the interest rate protection agreements. Because the Company's floating rate debt at June 30, 1998, was lower than the notional amounts of the interest rate protection agreements, the Company was required to mark-to-market a portion of the interest rate protection agreements, in compliance with SFAS No. 119. Interest rate protection agreements did not exist during the 1997 period. In addition, interest expense, net was decreased for the three months ended June 30, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap.
(See Note 2 to the condensed consolidated financial statements.)

Income taxes. Income tax expense was $15.3 million for the three months ended June 30, 1998, as compared to $11.3 million in the three months ended June 30, 1997, an increase of $4 million, or 35.4%. The effective rate was 41.9% for the three months ended June 30, 1998 as compared to 40.9% for the three months ended June 30, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The increase in the effective rate is primarily due to the increase in the state and local provision.

Extraordinary item. The Company recorded an extraordinary item of $0.8 million, net of the related income tax benefit, in the three months ended June 30, 1998. This extraordinary item resulted from an early repayment of the Company's $102.4 million Senior Subordinated Notes. The extraordinary item includes certain expenses associated with the early repayment of the Senior Subordinated Notes.

Net income.   Net income was $20.5 million in the three months ended June 30,
1998, as compared to $16.3 million in the three months ended June 30, 1997, an increase of $4.2 million or 25.8%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $57.4 million in the three months ended June 30, 1998, as compared to $41.5 million in the three months ended June 30, 1997, an increase of $15.9 million or 38%. The broadcast cash flow increase resulted primarily from the Hearst Transaction, which added $11.8 million to broadcast cash flow during 1998. In addition, the increase was attributable to
(i) an increase in politcal advertising, and (ii) the net effect of the STC Swap, during the 1998 period. Broadcast cash flow margin increased to 52.3% in 1998 from 51% in 1997. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, and minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating
activities.   Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.


Six Months Ended June 30, 1998
Compared to Six Months Ended June 30, 1997

Total revenues. Total revenues in the six months ended June 30, 1998 were $197 million, as compared to $143.6 million in the six months ended June 30, 1997, an increase of $53.4 million or 37.2%. The increase was primarily attributable to the Hearst Transaction, which added $43.6 million to 1998 total revenues. In addition, the increase was attributable to: (i) an increase in total revenues mainly due to an increase in local and political advertising which added approximately $4.3 million to the 1998 period and (ii) the net effect of the STC Swap, which added approximately $0.5 million to the period.

Station operating expenses. Station operating expenses in the six months ended June 30, 1998 were $83.9 million, as compared to $60.6 million in the six months ended June 30, 1997, an increase of $23.3 million or 38.4%. The increase was primarily attributable to the Hearst Transaction, which added $22.1 million to station operating expenses during 1998.

Amortization of program rights. Amortization of program rights in the six months ended June 30, 1998 was $21.7 million, as compared to $19.1 million in the six months ended June 30, 1997, an increase of $2.6 million or 13.6%. The increase was primarily attributable to the Hearst Transaction, which added $2.5 million to amortization of program rights during 1998.

Depreciation and amortization. Depreciation and amortization of intangible assets was $17.6 million in the six months ended June 30, 1998, as compared to $8.2 million in the six months ended June 30, 1997, an increase of $9.4 million or 114.6%. The increase was primarily attributable to the Hearst Transaction, which added $10 million to depreciation and amortization of intangibles during 1998.

Station operating income. Station operating income in the six months ended June 30, 1998 was $73.7 million, as compared to $55.7 million in the six months ended June 30, 1997, an increase of $18.0 million or 32.3%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $6.6 million for the six months ended June 30, 1998, as compared to $4.5 million for the six months ended June 30, 1997, an increase of $2.1 million or 46.7%. The increase was attributable increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

Interest expense, net. Interest expense, net was $19.8 million in the six months ended June 30, 1998, as compared to $12.5 million in the six months ended June 30, 1997, an increase of $7.3 million or 58.4%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. Interest expense, net for the six months ended June 30, 1998 was increased by $0.3 million as a result of the interest rate protection agreements. Because the Company's floating rate debt at June 30, 1998, was lower than the notional amounts of the interest rate protection agreements the Company was required to mark-to-market a portion of the interest rate protection agreements, in compliance with SFAS No.
119. Interest rate protection agreements did not exist during the 1997 period. In addition, interest expense, net was decreased for the six months ended June 30, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. (See Note 2 to the condensed consolidated financial statements.)

Income taxes. Income tax expense was $20.2 million for the six months ended June 30, 1998, as compared to $16.1 million in the six months ended June 30, 1997, an increase of $4.1 million, or 25.5%. The effective rate was 42.7% for the six months ended June 30, 1998 as compared to 41.4% for the six months ended June 30, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The increase in the effective rate was mainly due to the increase in the state and local provision.

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

Net income. Net income was $16.3 million in the six months ended June 30, 1998, as compared to $22.7 million in the six months ended June 30, 1997, a decrease of $6.4 million or 28.2%. This decrease in net income was attributable primarily to the increase in depreciation and amortization, interest expense, net and the extraordinary item, offset by the increase in station operating income.

Broadcast Cash Flow. Broadcast cash flow was $91.1 million in the six months ended June 30, 1998, as compared to $63.9 million in the six months ended June 30, 1997, an increase of $27.2 million or 42.6%. The broadcast cash flow increase resulted primarily from the Hearst Transaction, which added $19 million to broadcast cash flow during 1998. In addition, the increase was attributable to: (i) an increase in total revenues due to an increase in local and political advertising and (ii) the net effect of the STC Swap, period to period.
Broadcast cash flow margin increased to 46.2% in 1998 from 44.5% in 1997. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, and minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.


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

During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the three months ended June 30, 1998, the Company spent approximately $8.3 million to repurchase approximately 238,000 shares of Series A Common Stock, at an average price of $34.96. Hearst has also notified the Company of its intention to purchase up to 10 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. (See Note 1 to the condensed consolidated financial statements.)

During early 1999, the Company anticipates it will close on the acquisition of the Pulitzer stations (See Note 7 to the condensed consolidated financial statements). In connection with this transaction, the Company expects to borrow approximately $700 million under the Credit Facility. These borrowings will increase the Company's interest expense by approximately $49 million per year. The Company anticipates that, based upon 1997 earnings levels of Pulitzer, the increase in interest expense and amortization of intangible assets will result in a decrease in the combined income from continuing operations of the Company, including Pulitzer of approximately $9 million. However, such increase in interest expense will be funded from the increase in cash flow from the Pulitzer operations.

Capital expenditures were $21.9 million in 1997 and approximately $3.1 million and $8.0 million, respectively, during the three and six-months ended June 30, 1998. The Company expects to invest approximately $12.7 million in special projects/buildings including its new station facility at WLWT, approximately $6.7 million in digital conversion projects at various stations and $10.3 million in maintenance projects, during 1998.

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

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur which can affect the Company's results.

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

                                  Hearst-Argyle Television, Inc.


December 10, 1998                By:
                                     ----------------------------------
                                     Harry T. Hawks, Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


December 10, 1998                By:
                                     ----------------------------------
                                     Teresa D. Lopez, Vice President and
                                     Controller
                                     (Principal Accounting Officer)