Form 10-K405/A
period 1997-12-31
HEARST ARGYLE TELEVISION INC
filed 1998-12-16
CIK 949536

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       or

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ___________

                         Commission file number 0-2700

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        74-2717523
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

         888 Seventh Avenue                                    10106
            New York, NY                                     (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 887-6800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                Series A Common Stock, par value $.01 per share
                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
  filing requirements for the past 90 days.  Yes   X      No
                                                 ------

  The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 6, 1998, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the Nasdaq National Market, was approximately $405,000,000.

  Shares of Common Stock outstanding at March 6, 1998: 53,839,252 shares (consisting of 12,540,604 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

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

                         HEARST-ARGYLE TELEVISION, INC.

This amendment No.1 to Form 10-K amends and revises Part II: Items 6,7,8 and 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Hearst-Argyle Television, Inc. initially filed on March 31, 1998 with the Securities and Exchange Commission. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

           The selected financial data should be read in conjunction with the historical and pro forma financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. ("Argyle") and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle, Inc.) (the "Hearst Transaction"). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The presentation of the historical consolidated financial statements prior to September 1, 1997, has been revised to reflect the consolidated financial statements of the Hearst Broadcast Group, the accounting acquiror. The pro forma consolidated financial data for the year ended December 31, 1997 has been prepared as if the Gannett Swap and the Hearst Transaction had been completed at the beginning of the year presented. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.

                        Hearst-Argyle Television, Inc.
                        -----------------------------

                                                                Years Ended December 31,                         Pro Forma
                                                         (In thousands, except per share data)                 (In thousands)

                                             1993        1994         1995         1996       1997(a)             1997(b)
Statement of operations data:
Total revenues                             $224,067    $259,459     $ 279,340    $283,971      $333,661         $387,782
Station operating expenses                  103,880     106,281       117,535     121,501       142,096          168,443
Amortization of program rights               37,087      40,266        38,619      40,297        40,129           42,978
Depreciation and amortization                26,008      23,071        22,134      16,971        22,924           36,240
                                             ------      ------        ------      ------        ------           ------
Station operating income                     57,092      89,841       101,052     105,202       128,512          140,121
Corporate expenses                            5,924       8,007         7,857       7,658         9,527           11,000
                                             ------      ------        ------      ------        ------           ------
Operating income                             51,168      81,834        93,195      97,544       118,985          129,121
Interest expense, net                        22,773      22,678        22,218      21,235        32,484           38,377
                                             ------      ------        ------      ------        ------           ------
Income  from continuing
  operations before income taxes
  and extraordinary item                     28,395      59,156        70,977      76,309        86,501           90,744
Income taxes                                 17,123      25,265        30,182      31,907        35,363           37,732
                                             ------      ------        ------      ------        ------           ------
Income  from continuing operations
  before extraordinary item                  11,272      33,891        40,795      44,402        51,138           53,012
Extraordinary item(c)                                                                           (16,212)
                                             ------      ------        ------      ------        ------           ------
Net income                                   11,272      33,891        40,795      44,402        34,926           53,012
Less preferred stock dividends(d)                 -           -             -                      (711)          (1,422)
                                             ------      ------        ------      ------        ------           ------
Income applicable to common
  stockholders                              $11,272     $33,891       $40,795     $44,402       $34,215          $51,590
                                            =======     =======       =======     =======       =======          =======

Earnings per common share - basic:
    Income from continuing
      operations before extraordinary
item                                          $0.27       $0.82         $0.99       $1.08         $1.13            $0.96
                                            =======     =======       =======     =======       =======          =======
    Income applicable to
common  stockholders                          $0.27       $0.82         $0.99       $1.08         $0.77            $0.96
                                            =======     =======       =======     =======       =======          =======
    Number of shares used in
the  calculation(k)                          41,299      41,299        41,299      41,299        44,632           53,828
                                            =======     =======       =======     =======       =======          =======
Earnings per common share - diluted:
    Income from continuing
      operations before extraordinary
item                                          $0.27       $0.82         $0.99       $1.08         $1.13            $0.96
                                            =======     =======       =======     =======       =======          =======
    Income applicable to
common stockholders                           $0.27       $0.82         $0.99       $1.08         $0.77            $0.96
                                            =======     =======       =======     =======       =======          =======
   Number of shares used in the
     calculation(k)                          41,299      41,299        41,299      41,299        44,674           53,873
                                            =======     =======       =======     =======       =======          =======

                         Hearst-Argyle Television, Inc.
                         ------------------------------

                                                                                                                The Company
                                                            Years Ended December 31,                             Pro Forma

                                           1993         1994         1995         1996         1997(a)             1997(b)
Other data:
Broadcast cash flow(e)                    $82,626     $113,999     $123,038     $117,947      $150,972            $175,834
Broadcast cash flow margin(f)                36.9%        43.9%        44.0%        41.5%         45.2%               45.3%
Operating cash flow(g)                    $79,147     $108,749     $117,087     $109,457      $141,445            $164,834
Operating cash flow margin(h)                35.3%        41.9%        41.9%        38.5%         42.4%               42.5%
After-tax cash flow(i)                    $37,280      $56,962      $62,929      $61,373       $74,062            $ 89,252
Cash flow provided by operating
  activities                                N/A        $44,460      $61,185      $65,801       $67,689               N/A
Cash flow used in investing
  activities                                N/A        $(8,430)     $(8,621)     $(7,764)    $(131,973)              N/A
Cash flow provided by (used in)
   financing  activities                    N/A       $(33,584)    $(52,020)    $(58,145)      $74,161               N/A
Capital expenditures                       $4,879       $8,430       $8,621       $7,764       $21,897               N/A
Program payments                          $37,561      $39,179      $38,767      $44,523       $40,593            $ 43,505
Balance sheet data (at year end):
Cash and cash equivalents                   N/A         $2,446       $2,990       $2,882       $12,759             $12,759
Total assets                                N/A       $387,984     $385,406     $366,956    $1,044,109          $1,044,109
Total debt (including current portion)      N/A         N/A          N/A          N/A         $490,000            $500,000
Divisional/Stockholders' equity(j)          N/A       $283,988     $272,762     $259,020      $326,654            $326,654

See footnotes on the following page.

                       Notes To Selected Financial Data

(a) The Hearst Transaction was consummated on August 29, 1997. The selected financial data includes results from (i) WCVB, WTAE, WBAL, WISN, KMBC and WDTN for the entire period presented; (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO and the Company's share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC, with the owner of another television station in the same market (the "Clear Channel Venture") from September 1 through December 31, 1997; and, (iii) management fees derived by the Company from WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations") from September 1 through December 31, 1997.

(b) Includes the results of operations of Argyle, Hearst Broadcast Group and the management fee derived by the Company from the Managed Stations, on a combined pro forma basis as if the Hearst Transaction and the definitive agreement with Gannett Co., Inc. to swap Argyle's WZZM and WGRZ for Gannett's WLWT and KOCO (the "Gannett Swap") had occurred at the beginning of the period presented.

(c) Represents the write-offs of unamortized financing costs and premiums paid upon early extinguishment of debt for Hearst-Argyle.

(d) Gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.

(e) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write down of intangible assets, plus amortization of program rights, minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

(f) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(g) Operating cash flow is defined as operating income, plus depreciation and amortization, write down of intangible assets, and amortization of program rights, minus program payments, plus non-cash compensation expense. Operating cash flow is presented here not as a measure of operating results, but rather as a measure of debt service ability. Operating cash flow does not purport to represent cash provided by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

(h) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(i) After-tax cash flow is defined as income before extraordinary item plus depreciation and amortization. After-tax cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. After-tax cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

(j)        Divisional equity includes net amounts due to Hearst and affiliates.
           Hearst-Argyle has not paid any dividends on its Series A Common Stock since inception.

(k) The number of shares used in the per share calculation retroactively reflects approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Results of Operations

On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc.") (the "Company"). The merger transaction is referred to as the "Hearst Transaction". The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to include the financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. (See Notes 3 and 12 to the consolidated financial statements).

        The following discussion of results of operations does not include the full-year pro forma effects of the Hearst Transaction.

        Results of operations for the year ended December 31, 1997 include: (i) the Hearst Broadcast Group for the entire period presented; and, (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO; the Company's share of the Clear Channel Venture and management fees derived by the Company from the Managed Stations from September 1 through December 31. Results of operations for the years ended December 31, 1995 and 1996 include the Hearst Broadcast Group for the entire period.

                                                                                    Years Ended December 31,
                                                                -------------------------------------------------------------
                                                                        1995                  1996                 1997
                                                                -------------------------------------------------------------
                                                                                         (In thousands)
Total revenues                                                       $279,340              $283,971             $333,661

Station operating expenses                                            117,535               121,501              142,096
Amortization of program rights                                         38,619                40,297               40,129

Depreciation and amortization of intangibles                           22,134                16,971               22,924
                                                                     --------              --------              -------
Station operating income                                              101,052               105,202              128,512

Corporate general and administrative expenses                           7,857                 7,658                9,527
                                                                     --------              --------              -------
Operating income                                                       93,195                97,544              118,985

Interest expense, net                                                  22,218                21,235               32,484
                                                                     --------              --------              -------
Income before taxes and extraordinary item                             70,977                76,309               86,501
Income taxes                                                           30,182                31,907               35,363
                                                                     --------              --------              -------
Income from continuing operations                                      40,795                44,402               51,138
Extraordinary item, early retirement of debt                                -                     -              (16,212)
                                                                     --------              --------              -------
Net income                                                            $40,795               $44,402              $34,926
                                                                     ========              ========              =======
                                                                =============================================================

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

                                                     Pro Forma Combined
                                                  Year Ended December 31
                         ---------------------------------------------------------------------------------
                            1995            %            1996             %          1997            %
                                                             (In thousands)
Revenues:
Local/Regional(a)         $220,064         60.8%      $218,299          59.2%      $239,301          62.1%
National(b)                165,707         45.8        163,310          44.3        166,100          43.1
Network
  Compensation(c)           21,203          5.9         21,440           5.8         22,129           5.7
Political(d)                 3,580          1.0         18,995           5.1          3,022           0.8
Barter(e)                    7,987          2.2          7,338           2.0         12,891           3.4
Other                        8,587          2.4          7,192           1.9         10,757           2.8
Agency and Sales
   Representative
   Commissions(f)          (65,512)       (18.1)       (67,529)        (18.3)       (68,956)        (17.9)
                          --------     ---------      ---------      --------      ---------        ------
Total Revenues            $361,616          100%      $369,045           100%      $385,244           100%
                          ========     =========      =========      ========      =========        ======

(a)  Represents sale of advertising time to local and regional advertisers.
(b)  Represents sale of advertising time to national advertisers.
(c)  Represents payment by the networks for broadcasting network programming.
(d)  Represents sale of advertising time to political advertisers.
(e) Represents value of commercial time exchanged for syndicated programs and commercial time exchanged for goods and services (trade outs).
(f) Represents commissions paid to local and national advertising agencies and to national sales representatives. Commissions are calculated as a percentage of gross revenue.


Year Ended December 31, 1997
Compared to Year Ended December 31, 1996

           Total revenues. Total revenues in the year ended December 31, 1997 were $333.7 million, as compared to $284 million in the year ended December 31, 1996, an increase of $49.7 million or 17.5%. The increase was primarily attributable to the Hearst Transaction which added $33.5 million to 1997 total revenues. In addition, certain Hearst Broadcast Group stations experienced: (i) an increase in local and to a lesser degree national advertising which added $13.9 million to the 1997 period and (ii) an increase in trade and barter revenues, which added $2.4 million to the 1997 period.

           Station operating expenses. Station operating expenses in the year ended December 31, 1997 were $142.1 million, as compared to $121.5 million in the year ended December 31, 1996, an increase of $20.6 million or 17%. The increase was primarily attributable to the Hearst Transaction, which added $17.2 million to station operating expenses during 1997. In addition, the Hearst Broadcast Group experienced an increase in trade and barter expenses, which added $2.4 million to the 1997 period.

           Amortization of program rights. Amortization of program rights in the year ended December 31, 1997 was $40.1 million, as compared to $40.3 million in the year ended December 31, 1996, a decrease of $0.2 million or 0.5%. The decrease was primarily attributable to a decrease of $1.4 million in Hearst Broadcast Group amortization of program rights due to: (i) the replacement of certain programming at lower costs in multiple Hearst Broadcast Group markets and (ii) the renegotiation of a certain programming contract at a lower rate. This was offset by the Hearst Transaction, which added $1.3 million to amortization of program rights during 1997.

           Depreciation and amortization. Depreciation and amortization of intangible assets was $22.9 million in the year ended December 31, 1997, as compared to $17 million in the year ended December 31, 1996, an increase of $5.9 million or 34.7%. The increase was primarily attributable to the Hearst Transaction, which added $7.3 million to depreciation and amortization of intangibles during 1997. This was offset by a decrease in amortization of $1.3 million due to a portion of intangible assets that became fully amortized during 1996.

           Station operating income. Station operating income in the year ended December 31, 1997 was $128.5 million, as compared to $105.2 million in the year ended December 31, 1996, an increase of $23.3 million or 22.1%. The station operating income increase was due to the items discussed above.

           Corporate general and administrative expenses. Corporate general and administrative expenses were $9.5 million for the year ended December 31, 1997, as compared to $7.7 million for the year ended December 31, 1996, an increase of $1.8 million or 23.4%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

           Interest expense, net. Interest expense, net was $32.5 million in the year ended December 31, 1997, as compared to $21.2 million in the year ended December 31, 1996, an increase of $11.3 million or 53.3%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1997 than in 1996, which was the result of the Hearst Transaction.

           Income taxes. Income tax expense was $35.4 million for the year ended December 31, 1997, as compared to $31.9 million for the year ended December 31, 1996, an increase of $3.5 million or 11%. The effective rate was 40.9% for the year ended December 31, 1997 as compared to 41.8% for the year ended December 31, 1996. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the year ended December 31, 1997 and 1996. The decrease in the effective rate relates primarily to the decrease in non-deductible amortization of intangible assets described above.

           Extraordinary item. The Company recorded an extraordinary item of $16.2 million net of the related income tax benefit, in 1997. This extraordinary item resulted from a refinancing of the Company's $275 million private placement debt (assumed in connection with the Hearst Transaction) and $45 million of the Company's senior subordinated notes in December 1997. The extraordinary item includes the write-off of the pro rata portion of the unamortized financing costs associated with the senior subordinated notes and the payment of a premium for both refinancings.

           Net income. Net income was $34.9 million in the year ended December 31, 1997, as compared to $44.4 million in the year ended December 31, 1996, a decrease of $9.5 million or 21.4%. This decrease was attributable primarily to the extraordinary item, without which net income would have been $51.1 million, an increase of $6.7 million or 15.1%. This increase was attributable to the items discussed above.

           Broadcast Cash Flow. Broadcast cash flow was $151 million in the year ended December 31, 1997, as compared to $117.9 million in the year ended December 31, 1996, an increase of $33.1 million or 28.1%. The broadcast cash flow increase resulted primarily from the Hearst Transaction, which added $14.5 million to broadcast cash flow during 1997. In addition, the increase was due to an increase, at certain Hearst Broadcast Group stations, in local and to a lesser degree national advertising. Broadcast cash flow margin increased to 45.2% in 1997 from 41.5% in 1996. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, and minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.

Year Ended December 31, 1996
Compared to Year Ended December 31, 1995

           Total Revenues. Total revenues for the year ended December 31, 1996 were $284 million, as compared to $279.3 million for the year ended December 31, 1995, an increase of $4.7 million or 1.7 %. The increase was primarily attributable to an increase in political advertising which added $11.6 million to total revenues during 1996. This was offset by a decrease of approximately $6.9 million in total advertising revenues at two stations due to soft overall market conditions and some loss of market revenue shares.

           Station Operating Expenses. Station operating expenses in the year ended December 31, 1996 were $121.5 million, as compared to $117.5 million in the year ended December 31, 1995, an increase of $4 million or 3.4%. Station operating expenses were relatively comparable year to year. The increase reflects recurring increased costs due to inflation. In addition, certain stations experienced an increase in news department spending due to the presidential convention and election coverage. This was offset by a decrease in expenses of $1.9 million due to the completion of the Popular Mechanics production for a cable channel during 1995.

           Amortization of Program Rights. Amortization of program rights in the year ended December 31, 1996 was $40.3 million, as compared to $38.6 million in the year ended December 31, 1995, an increase of $1.7 million or 4.4%. The increase is due to the acquisition of replacement programming approximately one year early, at two stations. This show began airing in the fall of 1995. The full impact of amortization of program rights for this show did not occur until the 1996 calendar year.

           Depreciation and Amortization. Depreciation and amortization of intangible assets was $17 million in the year ended December 31, 1996, as compared to $22.1 million in the year ended December 31, 1995, a decrease of approximately $5.1 million or 23.1%. This is due to a portion of the intangible assets becoming fully amortized during the year ended December 31, 1995.

           Station Operating Income. Station operating income in the year ended December 31, 1996 was $105.2 million, compared to $101.1 million in the same period in 1995, an increase of $4.1 million or 4.1%, due to the items discussed above.

           Corporate General and Administrative Expenses. Corporate and general administrative expenses were $7.7 million in the year ended December 31, 1996, compared to $7.9 million in the year December 31, 1995, a decrease of $0.2 million or 2.5%. Corporate general and administrative expenses were comparable year to year.

           Income taxes. Income tax expense was $31.9 million for the year ended December 31, 1996, as compared to $30.2 million for the year ended December 31, 1995, an increase of $1.7 million or 5.6%. The effective rate was 41.8% for the year ended December 31, 1996 as compared to 42.5% from the year ended December 31, 1995. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the years ended December 31, 1996 and 1995. The decrease in the effective rate relates primarily to the decrease in non-deductible amortization of intangible assets described above.

           Net Income. Net income totaled $44.4 million in the year ending December 31, 1996 compared to $40.8 million in the year ended December 31,1995 an increase of $3.6 million or 8.8%, due to the items discussed above.

           Broadcast Cash Flow. Broadcast cash flow totaled $117.9 million in the year ended December 31, 1996 as compared to $123 million in the year ended December 31, 1995, a decrease of $5.1 million or 4.1%. The decrease is due to an increase in program payments. This increase is due to the acquisition of more expensive programming and by continuing to make certain program payments in 1996 for replacement programming that was written-down in 1994. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, and minus program payments. Broadcast cash flow does not present a measure of operating results and does not purport to represent cash provided by operating activities. Broadcast cash flow should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. This measure may not be comparable to similarly titled measures used by other companies.



Liquidity and Capital Resources

Upon completion of the Hearst Transaction on August 29, 1997, the Company retired its existing credit agreement (the "Old Agreement") and entered into a $1 billion credit facility with Chase Manhattan Bank (the "Credit Facility"). As of December 31, 1997, there was $85.0 million outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

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

During December 1997, the Company refinanced its $275.0 million Private Placement Debt, assumed in the Hearst Transaction, using proceeds from the Offerings and advances under the Credit Facility. In addition, the Company refinanced $45.0 million of its Senior Subordinated Notes (the "Notes") pursuant to provisions of the indenture during December 1997. This refinancing was funded by advances under the Credit Facility. The Company will refinance the remaining Notes during 1998. (See Note 18 to the consolidated financial statements).

Capital expenditures were $7.7 million in 1996 and $21.9 million in 1997. The Company invested approximately $14.4 million in 1997 related to the construction of a new all-digital studio and station facility for KITV. In addition, the Company invested approximately $3.8 million in its new station facility at WLWT.

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


New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting certain financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits", which becomes effective for the Company's 1998 consolidated financial statements. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extend practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. The adoption of these statements will not have a material effect on the Company's consolidated financial statements.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          -------------------------------------------

                           INDEX TO HISTORICAL FINANCIAL STATEMENTS

                                                                                           Page
                                                                                           ----
Hearst-Argyle Television, Inc.

Report of Deloitte & Touche LLP .............................................................14
Consolidated Balance Sheets as of December 31, 1996 and 1997 ................................15
Consolidated Statements of Operations for the Years Ended
      December 31, 1995, 1996, and 1997 .....................................................17
Consolidated Statements of Divisional/Stockholders' Equity for the Years Ended
      December 31, 1995, 1996, and 1997 .................................................... 18
Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1995, 1996 and, 1997 .................................................... 19
Notes to Consolidated Financial Statements ................................................. 21

INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, divisional/stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

New York, New York
February 26, 1998
(March 9, 1998 as to Note 18)

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets


                                                             December 31, 1996       December 31, 1997
                                                             -----------------       -----------------
                                                                          In thousands)
Assets
Current assets:
   Cash and cash equivalents                                    $     2,882              $    12,759
   Accounts receivable, net of allowance for
     doubtful accounts of $1,693 and $2,204 in 1996 and 1997,
     respectively                                                    64,216                   89,988
   Program and barter rights                                         25,611                   35,737
   Deferred income taxes                                              3,013                    5,975
   Related party receivable                                              --                    3,695
   Other                                                              3,825                    7,070
   Net assets held for sale                                              --                   72,019
                                                                -----------              -----------
Total current assets                                                 99,547                  227,243
                                                                -----------              -----------

Property, plant and equipment:
   Land, building and improvements                                   17,301                   31,901
   Broadcasting equipment                                           108,251                  120,747
   Office furniture, equipment and other                             12,298                   19,233
   Construction in progress                                             769                   16,128
                                                                -----------              -----------
                                                                    138,619                  188,009
   Less accumulated depreciation                                   (106,515)                 (90,205)
                                                                -----------              -----------
Property, plant and equipment, net                                   32,104                   97,804
                                                                -----------              -----------

Intangible assets, net                                              233,411                  661,326
                                                                -----------              -----------
Other assets:
   Deferred acquisition and financing costs,
     net of accumulated amortization of $2,952 in 1997
                                                                         --                   27,796
   Program and barter rights, noncurrent                                483                    3,511
   Other                                                              1,411                   26,429
                                                                -----------              -----------
Total other assets                                                    1,894                   57,736
                                                                -----------              -----------
Total assets                                                    $   366,956              $ 1,044,109
                                                                ===========              ===========

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets


                                                                         December 31, 1996              December 31, 1997
                                                                         -----------------              -----------------
                                                                                   (In thousands, except share data)
Liabilities and Divisional/Stockholders' Equity
Current liabilities:
   Accounts payable                                                          $    4,097                       $      616
   Accrued liabilities                                                           17,166                           31,579
   Program and barter rights payable                                             25,718                           35,769
   Other                                                                          1,415                            3,904
                                                                             ----------                       ----------
Total current liabilities                                                        48,396                           71,868
                                                                             ----------                       ----------

Program and barter rights payable                                                 1,508                            4,923
Long-term debt                                                                     --                            490,000
Deferred income taxes                                                            54,992                          150,274
Other liabilities                                                                 3,040                              390
                                                                             ----------                       ----------
Total noncurrent liabilities                                                     59,540                          645,587
                                                                             ----------                       ----------

Commitments and contingencies

Divisional/Stockholders' equity:
 Series A preferred stock, 10,938 shares issued and
    outstanding in 1997                                                              --                                1
 Series B preferred stock, 10,938 shares issued and
    outstanding in 1997                                                              --                                1
 Series A common stock, par value $.01 per share,
    100,000,000 shares authorized, 12,529,154
    shares issued and outstanding in 1997                                            --                              125
 Series B common stock, par value $.01 per
    share, 100,000,000 shares authorized,
    41,298,648 shares issued and outstanding in 1996
    and 1997                                                                        413                              413
   Additional paid-in capital                                                        --                          202,152
   Retained earnings/divisional equity                                          258,607                          123,962
                                                                             ----------                       ----------
Total divisional/stockholders' equity                                           259,020                          326,654
                                                                             ----------                       ----------
Total liabilities and divisional/stockholders' equity                        $  366,956                       $1,044,109
                                                                             ==========                       ==========

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Operations

                                                                                     Years Ended December 31,
                                                                               1995            1996           1997
                                                                         -----------------------------------------------
                                                                              (In thousands, except per share data)
Total revenues                                                               $ 279,340       $ 283,971       $ 333,661

Station operating expenses                                                     117,535         121,501         142,096
Amortization of program rights                                                  38,619          40,297          40,129
Depreciation and amortization                                                   22,134          16,971          22,924
                                                                             ---------        --------       ---------
Station operating income                                                       101,052         105,202         128,512

Corporate general and administrative expenses                                    7,857           7,658           9,527
                                                                             ---------       ---------       ---------
Operating income                                                                93,195          97,544         118,985

Interest expense, net                                                           22,218          21,235          32,484
                                                                             ---------       ---------       ---------
Income before income taxes and extraordinary item                               70,977          76,309          86,501
Income taxes                                                                    30,182          31,907          35,363
                                                                             ---------       ---------       ---------
Income before extraordinary item                                                40,795          44,402          51,138
Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit                                                        -                -         (16,212)
                                                                             ---------       ---------       ---------
Net income                                                                      40,795          44,402          34,926
Less preferred stock dividends                                                       -               -            (711)
                                                                             ---------       ---------       ---------
Earnings applicable to common stockholders                                   $  40,795       $  44,402       $  34,215
                                                                             =========       =========       =========
Earnings per common share - basic:
  Before extraordinary item                                                  $    0.99       $    1.08           $1.13
  Extraordinary item                                                                 -               -           (0.36)
                                                                             ---------       ---------       ---------
  Net income                                                                 $    0.99       $    1.08           $0.77
                                                                             =========       =========       =========
  Number of common shares used in the calculation                               41,299          41,299          44,632
                                                                             =========       =========       =========
Earnings per common share - diluted:
  Before extraordinary item                                                  $    0.99       $    1.08           $1.13
  Extraordinary item                                                                 -               -           (0.36)
                                                                             ---------       ---------       ---------
  Net income                                                                 $    0.99       $    1.08           $0.77
                                                                             =========       =========       =========
  Number of common shares used in the calculation                               41,299          41,299          44,674
                                                                             =========       =========       =========

See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

          Consolidated Statements of Divisional/Stockholders' Equity


                                                                                                        Additional
                                                         Common Stock                 Preferred          Paid-In
                                              Series A     Series B    Series C         Stock            Capital

                                            ------------------------------------------------------------------------
                                                                 (In thousands, except share data)
Balances at January 1, 1995                   $     --      $    413        --          $    --         $     --

Transfers to Hearst and affiliated                  --           --         --               --               --
  companies, net
Net income                                          --           --         --               --               --
                                            ------------------------------------------------------------------------
Balances at December 31, 1995                       --           413        --               --               --
Transfers to Hearst and affiliated                  --           --         --               --               --
  companies, net
Net income                                          --           --         --               --               --
                                            ------------------------------------------------------------------------
Balances at December 31, 1996                       --           413       --                --               --
Transfers to Hearst and affiliated                  --           --         --               --               --
  companies, net
Net income                                          --           --         --               --               --
Shares issued in connection with the
  Hearst  Transaction                               82           --         --                2           93,971
Issuance of 4,252,100 shares of Series
  A  common stock for cash                          43           --         --               --          108,181
Dividends paid on preferred stock                   --           --         --               --               --
                                            ========================================================================
Balances at December 31, 1997                 $    125      $   413     $   --          $     2         $202,152
                                            ========================================================================

                                             Retained
                                             Earnings/
                                             Divisional       Total
                                              Equity
                                          -----------------------------
Balances at January 1, 1995                     $ 283,575   $  283,988

Transfers to Hearst and affiliated                (52,021)     (52,021)
  companies, net
Net income                                         40,795       40,795
                                          -----------------------------
Balances at December 31, 1995                     272,349      272,762
Transfers to Hearst and affiliated                (58,144)     (58,144)
  companies, net
Net income                                         44,402       44,402
                                          -----------------------------
Balances at December 31, 1996                     258,607      259,020
Transfers to Hearst and affiliated               (168,860)    (168,860)
  companies, net
Net income                                         34,926       34,926
Shares issued in connection with the
  Hearst  Transaction                                  --       94,055
Issuance of 4,252,100 shares of Series
  A  common stock for cash                             --      108,224
Dividends paid on preferred stock                    (711)        (711)
                                          =============================
Balances at December 31, 1997                  $  123,962   $  326,654
                                          =============================



See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows

                                                                                         Years Ended December 31,
                                                                                   1995          1996         1997
                                                                                   ----          ----         ----
                                                                                              (In thousands)
Operating Activities
Net income                                                                       $  40,795    $  44,402    $  34,926
Adjustments to reconcile net income to net
cash provided by operating activities:

   Extraordinary item, loss on early retirement of debt                                  -            -       26,584
   Depreciation                                                                      6,271        6,677        8,405
   Amortization of intangible assets                                                15,863       10,294       14,519
   Amortization of deferred financing costs                                              -            -          635
   Amortization of program rights                                                   38,619       40,297       40,129
   Program payments                                                                (38,767)     (44,523)     (40,593)
   Other                                                                               373          331            -
   Deferred income taxes                                                              (112)         372       17,765
   Provisions for doubtful accounts                                                  1,130          989        1,316
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (4,485)       4,920      (15,250)
     Other assets                                                                     (418)          76      (13,173)
     Accounts payable and accrued liabilities                                        1,985        3,197       (7,574)
     Other liabilities                                                                 (69)      (1,231)           -
                                                                                 ----------    ---------    ---------

Net cash provided by operating activities                                           61,185       65,801       67,689
                                                                                 ----------    ---------    ---------
Investing Activities
Payment relating to the Hearst Transaction                                                                  (110,076)
Purchases of property, plant, and equipment                                         (8,621)      (7,764)     (21,897)
                                                                                 ----------    ---------    ---------

Net cash used in investing activities                                               (8,621)      (7,764)    (131,973)
                                                                                 ----------    ---------    ---------

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows


                                                                            Years Ended December 31,

                                                                  1995                 1996                1997
                                                                  ----                 ----                ----
                                                                                   (In thousands)
Financing Activities
Financing costs and other                                                                            $     (19,868)
Issuance of common stock, net                                                                              108,935
Issuance of Senior Notes                                                                                   300,000
Repayment of Private Placement Debt                                                                       (295,895)
Repayment of Senior Subordinated Notes                                                                     (49,388)
Dividends paid on preferred stock                                                                             (711)
Proceeds from issuance of long-term debt                                                                   185,000
Payment of long-term debt                                                                                 (155,000)
Due to Hearst                                                      $ (52,020)       $  (58,145)              1,088
                                                                     --------         ---------          ----------
Net cash provided by (used in) financing activities                  (52,020)          (58,145)             74,161
                                                                     --------         ---------          ----------
Increase (decrease) in cash and cash equivalents                         544              (108)              9,877
Cash and cash equivalents at beginning of period                       2,446             2,990               2,882
                                                                     --------         ---------          ----------
Cash and cash equivalents at end of period                           $  2,990         $  2,882           $  12,759
                                                                     ========         =========          ==========

Supplemental Cash Flow Information:
Business acquired in purchase transaction:
   Fair market value of assets acquired                                                                   $610,762
   Liabilities assumed                                                                                    (333,903)
   Issuance of common stock                                                                               (166,783)
                                                                                                         ----------
Net cash paid for acquisition                                                                            $ 110,076
                                                                                                         ==========
Non-cash investing and financing activities:
   Purchase of pension fund assets                                                                       $  25,101
                                                                                                         ==========
   Assumption of Hearst Private Placement Debt                                                           $ 275,000
                                                                                                         ==========


See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                   Notes to Consolidated Financial Statements


1.    Nature of Operations

Hearst-Argyle Television, Inc. (the "Company") owns and operates twelve network-affiliated television stations in geographically diverse markets in the United States, and provides management services to three network-affiliated television stations and two radio stations (the "Managed Stations"). Nine of the stations are affiliates of the American Broadcasting Companies (ABC), two stations are affiliates of the National Broadcasting Company, Inc. (NBC), and one station is an affiliate of the Fox Broadcasting Company (Fox). The Company operates in one main business segment, commercial television broadcasting. See Notes 2 and 3.

2.    Summary of Accounting Policies and Use of Estimates

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

The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocations. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes net amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997. See Note 3.

General

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

Program Rights

Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of operations. Such reductions in unamortized costs for the years ended 1995, 1996 and 1997 were not material. Costs of off network syndicated product, first run programming, features films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1995, 1996 and 1997, were approximately $3,871,000, $4,185,000 and $10,382,000, respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 1995, 1996 and 1997, were $3,852,000, $4,143,000 and $10,315,000, respectively, and are included in station operating expenses.

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

Income Taxes

The Company is included in the consolidated federal income tax return of Hearst. The Company files separate income tax returns in states where a consolidated return is not permitted. Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of Hearst is allocated to the Company on a separate return basis. Federal income taxes currently payable are paid directly to Hearst. The provision for income taxes in the accompanying financial statements has been determined on a stand alone basis. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128") in 1997. SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of shares issuable under the Company's stock option plan (see Note 11). The weighted average common shares outstanding for basic EPS and dilutive EPS for all periods prior to September 1, 1997 represent the shares received by Hearst in the Hearst transaction, approximately 41.3 millions shares. All per share amounts included in the footnotes are the same for basic and diluted earnings per share unless otherwise noted. The adoption of SFAS 128 did not have a material effect on the Company's consolidated financial statements.

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

Stock-Based Compensation

The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Interest Rate Agreements

The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. Each interest-rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts of interest-rate swap agreements in excess of the principal amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded as an adjustment to interest expense. (See Note 6).

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

3.    Acquisitions

The acquisition of Argyle was accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets including FCC licenses, network affiliation agreements and goodwill. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 1997; however, the changes, if any, are not expected to have a material effect on the consolidated financial statements of the Company. The consolidated financial statements include the results of operations of Argyle since the date of the acquisition.

                         HEARST-ARGYLE TELEVISION, INC.

3.    Acquisitions (Continued)

Giving effect to the above, unaudited pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WDTN, WAPT, KITV, WLWT, KOCO, KHBS/KHOG and the Company's share of the combined broadcast cash flows from the Clear Channel Venture and fees for providing management services to the Managed Stations pursuant to a management agreement (See Note 13). As if the acquisition of Argyle and financings (the Credit Facility and the Offerings) occurred as of January 1, 1996, are as follows:

                                                                                              Years Ended December 31,
                                                                                              1996                1997
                                                                                   ---------------------------------------------
                                                                                        (In thousands, except per share data)
Total revenues                                                                                $370,249               $387,782
Earnings from continuing operations applicable to common stockholders                         $ 43,627               $ 51,590
Earnings per common share  -  basic                                                           $   0.81               $   0.96
                                                                                            ==========             ==========
                           -  diluted                                                         $   0.81               $   0.96
                                                                                            ==========             ==========
Pro forma number of shares used in calculations     -  basic                                    53,828                 53,828
                                                                                            ==========             ==========
                                                    -  diluted                                  53,863                 53,873
                                                                                            ==========             ==========

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.


4.     Intangible Assets

Intangible assets at December 31, 1996 and 1997 consisted of the following:

                                                           1996          1997
                                                        ------------------------
                                                             (In thousands)

                 FCC Licenses                            $    --      $ 385,768
                 Cost in excess of net assets acquired     149,212      202,315
                 Network affiliation agreement              18,154       15,425
                 Advertiser client base asset              122,828      122,828
                 Favorable studio and office space          23,638       23,638
                 Other                                      29,258       24,228
                                                         ---------    ---------
                                                           343,090      774,202
                 Accumulated amortization                 (109,679)    (112,876)
                                                         ---------    ---------
                 Intangible assets, net                  $ 233,411    $ 661,326
                                                         =========    =========

                         HEARST-ARGYLE TELEVISION, INC.

5.    Accrued Liabilities

Accrued liabilities at December 31, 1996 and 1997 consist of the following:

                                                                                          1996                    1997
                                                                                   ----------------------------------------------
                                                                                                   (In thousands)
        Payroll and related costs                                                          $ 11,306            $  2,059
        Accrued payables                                                                          -              10,438
        Accrued interest                                                                          -               4,671
        Other income taxes payable                                                                -               6,303
        Other                                                                                 5,860               8,108
                                                                                           --------            --------
      Accrued liabilities                                                                  $ 17,166            $ 31,579
                                                                                           ========            ========


6.    Long-Term Debt

      Long-term debt at December 31, consists of the following:

                                                            1997
                                                     ----------------------
                                                       (In thousands)
      Credit Facility dated August 29, 1997:
           Revolving credit facility                          $  85,000
      Senior Notes                                              300,000
      Senior Subordinated Notes                                 105,000
                                                     ----------------------
       Long-term debt                                          $490,000
                                                     ======================

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

                         HEARST-ARGYLE TELEVISION, INC.

6.    Long-Term Debt  (continued)

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

                         HEARST-ARGYLE TELEVISION, INC.

6.    Long-Term Debt  (continued)

Senior Subordinated Notes

In October 1995, Argyle issued $150,000,000 of senior subordinated notes (the "Notes"). The Notes are due in 2005 and bear interest at 9 3/4 % payable semi-annually. The Notes are general unsecured obligations of the Company. In addition, the indenture governing the Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. During December 1997, the Company repaid $45 million of the Notes at a premium of approximately $4.4 million using proceeds from the Senior Notes Offering. In addition, the Company wrote-off the pro-rata share of deferred financing fees related to the Notes which were repaid.

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

6.    Long-Term Debt (continued)

Additional information regarding these interest rate protection agreements in effect at December 31, 1997 follows:



                                           Notional Amount             Average               Average          Estimated Fair Value
                                                                    Receive Rate             Pay Rate
                                        --------------------------------------------------------------------------------------------
Interest rate swap agreements:
     Fixed rate agreement                     $ 20,000,000                LIBOR                 7.01%                $ (339,135)
     Fixed rate agreement                     $ 15,000,000                LIBOR                 6.98%                $ (254,122)


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


Interest expense, net for the years ended December 31, 1995, 1996 and 1997 consists of the following:

                                                                                  1995               1996              1997
                                                                             ----------------------------------------------------
Interest on borrowings:
   Bank credit agreements                                                       $         -         $         -     $     2,089
   Senior Subordinated Notes                                                                                              4,851
   Private Placement Debt                                                                                                 7,325
   Senior Notes                                                                                                           2,917
   Amortization of deferred financings costs and other                                                                      635
                                                                                -----------         -----------     -----------
                                                                                          -                   -          17,817

Due to Hearst (See Note 13)                                                          22,218              21,235          16,654

Interest rate swap agreements:
   Changes in fair value for agreements with optional amounts in excess of
          Outstanding borrowings                                                                                            176
                                                                                -----------         -----------     -----------
              Total interest expense                                                 22,218              21,235          34,647
Interest income                                                                           -                   -           2,163
                                                                                -----------         -----------     -----------
Total interest expense, net                                                     $    22,218         $    21,235     $    32,484
                                                                                ===========         ===========     ===========

                        HEARST-ARGYLE TELEVISION, INC.

7.    Earnings Per Share ("EPS")

                                                                               Year Ended December 31, 1995
                                                                               ----------------------------
                                                                          (In thousands, except per share data)

                                                                 Income                      Shares                  Per-Share
                                                               (Numerator)                (Denominator)               Amount
                                                               -----------                -------------               ------
Basic EPS
Earnings applicable to common stockholders                    $    40,795                      41,299                $    0.99
                                                                                                                     =========

Effect of Dilutive Securities
Assumed exercise of stock options                                   -                           -
                                                               ----------                   ---------

Diluted EPS
Earnings applicable to common
stockholders plus assumed conversions                         $    40,795                      41,299                $    0.99
                                                              ===========                   =========                =========

                                                                              Year Ended December 31, 1996
                                                                              (In thousands, except per share data)

                                                                 Income                      Shares                  Per-Share
                                                               (Numerator)                (Denominator)               Amount
Basic EPS
Earnings applicable to common stockholders                    $    44,402                      41,299                $    1.08
                                                                                                                     =========

Effect of Dilutive Securities
Assumed exercise of stock options                                   -                           -
                                                               ----------                   ---------
Diluted EPS
Earnings applicable to common stockholders
 plus assumed conversions
                                                              $    44,402                      41,299                $    1.08
                                                              ===========                   =========                =========

                        HEARST-ARGYLE TELEVISION, INC.

7.    Earnings Per Share ("EPS") (continued)

                                                                                 Year Ended December 31, 1997
                                                                                 ----------------------------
                                                                            (In thousands, except per share data)

                                                                Income                      Shares                  Per-Share
                                                              (Numerator)                (Denominator)               Amount
                                                              -----------                -------------               ------
Income before extraordinary item                                $    51,138
Less:  Preferred stock dividends                                       (711)
                                                                 -----------
Basic EPS
Earnings before extraordinary item applicable to common
   stockholders                                                 $    50,427                      44,632          $       1.13
                                                                                                                 ============
Effect of Dilutive Securities
Assumed exercise of stock options                                      -                             42
                                                                 ----------                ------------
Diluted EPS
Earnings before extraordinary item applicable to common
   stockholders plus assumed conversions
                                                                 $   50,427                      44,674          $       1.13
                                                                 ==========                ============          ============

The Series A Preferred Stock convertible into Series A Common Stock at a conversion price of $35 per share, and certain common stock options, were outstanding as of December 31, 1997 but were not included in the computation of diluted EPS because the conversion price or exercise price was greater than the average market price of the common shares during the calculation period.

                         HEARST-ARGYLE TELEVISION, INC.

8.    Income Taxes

The provision for income taxes relating to income before extraordinary item for the years ended December 31, 1995, 1996, and 1997, consists of the following:

                                          Years Ended December 31,
                                              (In thousands)

                                    1995           1996           1997
                                    ----           ----           ----
Current:
  State and local                $  5,592       $  5,821       $  5,924
  Federal                          24,702         25,714         11,674
                                 --------       --------       --------
                                   30,294         31,535         17,598
                                 --------       --------       --------
Deferred:
  State and local                     (21)            69           --
  Federal                             (91)           303         17,765
                                 --------       --------       --------
                                     (112)           372         17,765
                                 --------       --------       --------

Provision for income taxes
                                 $ 30,182       $ 31,907       $ 35,363
                                 ========       ========       ========

The effective income tax rate for the years ended December 31, 1995, 1996 and 1997 varied from the statutory U.S. Federal income tax rate due to the following:

                                                                 1995          1996        1997
                                                                 ----          ----        ----
     Statutory U.S. Federal income tax                           35.0%         35.0%       35.0%
     State income taxes, net of Federal tax benefit               5.1           5.0         4.5
     Other non-deductible business expenses                       2.4           1.8         1.4
                                                                 ----          ----        ----
     Effective income tax rate                                   42.5%         41.8%       40.9%
                                                                 ====          =====       =====

                         HEARST-ARGYLE TELEVISION, INC.

8.    Income Taxes (Continued)

Deferred tax liabilities and assets at December 31, 1996 and 1997 consist of the following:

                                                                              1996                           1997
                                                                         -------------------------------------------------
                                                                                          (In thousands)
Deferred tax liabilities:
  Accelerated depreciation                                                    $5,151                         $ 8,937
  Accelerated funding of pension benefit obligation                                                           10,578
  Other                                                                                                        2,086
  Difference between book and tax basis of intangible assets                  49,982                         142,812
                                                                         -------------------------------------------------

Total deferred tax liabilities                                                55,133                         164,413
                                                                         -------------------------------------------------

Deferred tax assets:
  Allowance for doubtful accounts, not currently deductible                    3,013                           1,721
  Accrued expenses                                                                                             4,254
  Other                                                                          141                           5,962
  Operating loss carryforwards                                                                                 8,177
                                                                         -------------------------------------------------

Total deferred tax assets                                                      3,154                          20,114
                                                                         -------------------------------------------------

Net deferred tax liabilities                                                $ 51,979                       $ 144,299
                                                                         =================================================


The Company has a net operating loss carryforward for federal income tax purposes of approximately $19,438,000, which expires in 2010.

9.    Common Stock

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

                         HEARST-ARGYLE TELEVISION, INC.

9.    Common Stock (Continued)

The Company has 200 million shares of authorized common stock, par value $.01 per shares, with 100 million shares designated as Series A Common Stock and 100 million shares designated Series B Common Stock. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company's Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company's Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company's Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company's Board of Directors.

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

10.   Preferred Stock

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

                        HEARST-ARGYLE TELEVISION, INC.

11.   Stock Options

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

A summary of the status of the Company's Plan as of December 31, 1997, and changes for the period September 1 to December 31, 1997 is presented below:

                                                         1997
                                                         ----
                                                               Weighted
                                                                 Avg.
                                                               Exercise
                                           Options              Price

Outstanding - September 1, 1997           1,338,172             $12.74
  Granted                                 1,843,215             $26.75
  Exercised                                 (20,150)            $10.45
  Cancelled                              (1,168,247)            $12.35
  Forfeited                                  (2,250)            $10.00
                                          ---------             ------
Outstanding   -  December 31, 1997        1,990,740             $25.85
                                          =========             ======
Exercisable   -  December  31, 1997         207,125             $17.77
                                            =======             ======


The following table summarizes information about stock options outstanding at December 31, 1997:


     Range of         Number Outstanding          Weighted Average            Weighted Average
  Exercise Prices        at 12/31/97         Remaining Contractual Life        Exercise Price
  ---------------        -----------         --------------------------        --------------
   $10.00-$29.00          1,990,740                  9.5 years                     $17.77

The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                         HEARST-ARGYLE TELEVISION, INC.

11.   Stock Options (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1995, 1996 and 1997. The following assumptions were used for the period September 1 to December 31, 1997: risk-free interest rates of 5.5%, dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of 27%, and the expected life of the option of 5 and 7 years. The range of fair value of options granted during the period September 1 to December 31, 1997 were $9.26-$12.34.

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

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                          1997
                                                                                          ----
                      (In thousands, except per share data)
Pro forma net income................................................................     $ 33,862

Pro forma earnings applicable to common stockholders................................     $ 33,151

Pro forma basic and diluted earnings per common share...............................     $   0.74

The Company has reserved $3.0 million shares of common stock for future issuances in connection with the Plan at December 31, 1997.

12.   Net Assets Held for Sale

Upon completion of the Hearst Transaction, the Company owns television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company will be required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying audited consolidated balance sheet as of December 31, 1997, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company expects to complete the exchange of these assets during the third quarter of 1998. See
Note 18.

                         HEARST-ARGYLE TELEVISION, INC.

13.   Related Party Transactions

Prior to September 1, 1997, Hearst provided certain management services to the Company. Such services include data processing, legal, tax, treasury, internal audit, risk management, and other support services. The Company was allocated expenses for years ended December 31, 1995 and 1996 and for the period January 1 to August 31, 1997 of $1,614,000, $1,875,000, and $1,331,000 respectively, related to these services. In addition, Hearst allocated interest expense to the Company which was based on the average balance of divisional equity at an interest rate of 8% per annum. Allocated expenses are based on the Hearst's estimate of expenses related to the services provided to the Company in relation to those provided to other divisions or subsidiaries of Hearst. Management believes that these allocations were made on reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company contracted directly with third parties.
In addition, certain costs (principally salaries, fringe benefits and incentive compensation) were incurred by the Company, paid by Hearst and charged to the Company for the years ended December 31, 1995 and 1996 and for the period January 1 to August 31, 1997 in the amounts of $6,710,000, $6,203,000, and $5,219,000, respectively.

Subsequent to September 1, 1997, the Company has entered into a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station within 36 months of its acquisition); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local taxes after the Company became part of the consolidated tax return of Hearst); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company recorded revenues of approximately $700,000 relating to the Management Agreement and expenses of approximately $900,000 relating to the Services Agreement, for the period September 1 to December 31, 1997. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

14.   Commitments

The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments as of December 31, 1997, scheduled under contracts for programs available are as follows (in thousands):

             1998                    $35,769
             1999                      3,417
             2000                      1,112
             2001                        394
                            -----------------
                                     $40,692
                            =================

                        HEARST-ARGYLE TELEVISION, INC.

14.   Commitments (Continued)

The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future program rights not available for broadcast at December 31, 1997, and employment contracts for key employees. Future minimum payments under terms of these agreements as of December 31, 1997 are as follows:

                                              Employment
                     Operating    Program     and Talent
                      Leases      Rights       Contracts
                      -----------------------------------
                               (In thousands)

1998                  $ 2,357       $20,427       $24,983
1999                    1,711        44,110        18,011
2000                    1,555        20,715         7,891
2001                    1,351         3,877         2,573
2002 and thereafter     3,643           908           968
                      -----------------------------------

                      $10,617       $90,037       $54,426
                      ===================================

Rent expense for operating leases was approximately $2,755,000, $2,975,000 and $3,461,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

In the normal course of business, the Company is subject to various claims and lawsuits. In the opinion of the Company's management, liabilities, if any, arising from these matters will not have a significant effect on the Company's consolidated financial statements.

15.   Incentive Compensation Plans

Hearst has a long-term incentive compensation plan that covers 13 employees of the Company who are considered by management to be making substantial contributions to the growth and profitability of the Company and Hearst. Grants awarded under this plan cover three-year operating cycles, with cash payouts made after the close of each three-year cycle based upon growth in operating performance. The annual amount charged to expense, which amounted to approximately $3,732,000 in 1995, $2,965,000 in 1996 and $2,528,000, for the
period January 1 to August 31, 1997, is determined by estimating the aggregate expense for each open three-year cycle; actual cash payouts related to the 1993
- 1995 cycle (paid in 1996), to the 1994 - 1996 cycle (paid in 1997) and to the 1995 - 1997 (paid in 1998) resulted in disbursements (pretax) of $3,796,530, $4,621,437 and $3,315,390, respectively.

Hearst also has a short-term incentive compensation plan that covers the most senior key executives of the Company who have the most impact on overall corporate policy, and are therefore those executives largely responsible for the growth and profitability of the Company and Hearst's achieving specified financial performance objectives. Annual expense for the Company amounted to approximately $389,000 in 1995 and 1996 and $259,000 for the period January 1 to August 31, 1997.

Effective August 29, 1997, the Company's employees are no longer participants in such plans.

                         HEARST-ARGYLE TELEVISION, INC.

16.   Pension and Employee Savings Plans

Prior to September 1, 1997, the Company has certain non-union employees that are eligible for participation in Hearst's noncontributory defined benefit plan and Hearst's nonqualified retirement plan. Hearst also has a defined benefit plan for eligible employees covered by collective bargaining agreements. The costs of this plan is generally accrued and paid in accordance with the related agreements. In addition, the Company contributes to a multiemployer union pension plan, for which no information for each contributing employer is available (collectively the "Pension Plans"). The Company's pension costs for these plans are allocated to the Company through divisional equity. The cost for such plans was approximately $1,679,000 in 1995, $2,479,000 in 1996 and $1,583,000 for the period January 1 to August 31, 1997.

Subsequent to September 1, 1997, the Company assumed the obligations of the Pension Plans of the non-union and certain union employees of the Hearst Broadcast Group and purchased the excess of the plans, fair values of pension plans assets for shares of the Company's Series B common stock (see Note 9). Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive year's compensation. The cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees. Beginning January 1, 1998, the Company plans to provide a noncontributory defined benefit plan to the Company's remaining non-union employees who are not included in the Pension Plans at December 31, 1997.

The net pension cost (benefit) for the Company's Pension Plans for the period September 1 to December 31, 1997 in which the Company's non-union employees participate are as follows:

                                                         1997
                                                         ----
                                                    (In thousands)
Service cost                                        $       736
Interest cost                                               891
Return on plan assets:
     Actual                                              (3,179)
     Deferred                                             1,234
Amortization of the unrecognized net asset                  (40)
Other                                                       (57)
                                                    ------------
Net pension benefit                                 $      (415)
                                                    ============

                        HEARST-ARGYLE TELEVISION, INC.

16.   Pension and Employee Savings Plans (continued)


The following schedule presents a reconciliation of the funded status at December 31, 1997:

                                                                                               1997
                                                                   -------------------------------------------------------------
                                                                         Assets Exceed                 Accumulated Benefits
                                                                            Accumulated                   Exceed Assets
                                                                              Benefits
                                                                                              (In thousands)
Actuarial present value of benefit obligation:
     Vested                                                                       $(27,235)                  $ (1,216)
     Nonvested                                                                      (1,359)                       (51)
                                                                                  --------                   --------
Accumulated benefit obligation                                                    $(28,594)                  $ (1,267)
                                                                                  ========                   ========

Plan assets at fair value                                                         $ 72,532                   $    362
Projected benefit obligation                                                       (36,227)                    (5,155)
                                                                                  --------                   --------
Plan assets in excess of (less than) the projected benefit obligation               36,305                     (4,793)

Unrecognized net asset                                                                (766)                       (22)
Unrecognized net (gain) loss                                                        (9,879)                     1,250
Unrecognized minimum liability                                                         505                      2,461
                                                                                  --------                   --------
Deferred (accrued) pension cost                                                   $ 26,165                   $ (1,104)
                                                                                  ========                   ========

The deferred pension costs are included in Other Assets on the accompanying consolidated balance sheet at December 31, 1997

Assumptions used for computing the projected benefit obligation at December 31, 1997 are as follows:

Discount rate                                       7.00%
Rate of compensation                                5.50%
Long-term rate of return on plan assets             9.00%

The various plans' assets consist primarily of stocks, bonds and cash equivalents

The Company's qualified employees may contribute from 1% to 18% of their compensation up to certain dollar limits to a 401(k) savings plan. The Company matches one-quarter of the employee contribution up to 6% of the employee's compensation. The Company contributions to this plan for the years ended December 31, 1995, 1996, and 1997 were approximately $636,000, $648,000, and
$807,000, respectively. During February 1997, the Company's compensation committee approved an increase in the Company's match. The match increased from one-quarter to one-half of the employee contributions up to 6% of each employee's compensation, effective July 1, 1997.

                        HEARST-ARGYLE TELEVISION, INC.

17.   Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):


                                                      December 31, 1997
                                             Carrying Value         Fair Value
                                             --------------         ----------
Credit Facility dated August 29, 1997:
   Revolving credit facility                 $   85,000             $  83,557
Senior Subordinated Notes                       105,000               126,475
Senior Notes                                    300,000               311,551
Series A Preferred Stock                         10,938                12,371
Series B Preferred Stock                         10,938                10,019
Interest rate swaps                               __                     (593)


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

18.        Subsequent Events

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        HEARST-ARGYLE TELEVISION, INC.
                                (In thousands)


-------------------------------------------- ---------------- --------------------------------- ----------------- ----------------
                  Description                                              Additions
-------------------------------------------- ---------------- ---------------- ---------------- ----------------- ----------------

                                               Balance at       Charged to       Charged to                         Balance at
                                              Beginning of       Costs and     Other Accounts      Deductions         End of
                                                 Period          Expenses         Describe          Describe          Period
-------------------------------------------- ---------------- --------------------------------- ----------------- ----------------
Year Ended December 31, 1995:                                                                                (1)
Allowance for uncollectable accounts              $1,474,000       $1,130,000       $      ___        $(978,000)       $1,626,000

-------------------------------------------- ---------------- --------------------------------- ----------------- ----------------
Year Ended December 31, 1996:                                                                                (1)
Allowance for uncollectable accounts              $1,626,000         $989,000       $      ___        $(922,000)       $1,693,000

-------------------------------------------- ---------------- --------------------------------- ----------------- ----------------
Year Ended December 31, 1997:                                                                                (1)
Allowance for uncollectable accounts              $1,693,000       $1,316,000       $      ___        $(805,000)       $2,204,000

-------------------------------------------- ---------------- --------------------------------- ----------------- ----------------
(1)    Net write-offs of accounts receivable.

----------------------------------------------------------------------------------------------------------------------------------
Note:    The required information regarding the valuation allowance for deferred tax assets is included in Note 6 to the Company's Consolidated Financial Statements.

==================================================================================================================================

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEARST-ARGYLE TELEVISION, INC.

                                    By:   /s/  Dean H. Blythe
                                       ----------------------------------
                                    Name:   Dean H. Blythe
                                    Title:  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on December 16, 1998.

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



Name                                         Title
----                                         -----
/s/ Bob Marbut                               Co-Chief Executive Officer and Chairman of the Board
------------------------------------------
Bob Marbut                                   (principal executive officer)


/s/ John G. Conomikes                        President, Co-Chief Executive Officer and Director
------------------------------------------
John G. Conomikes                            (principal executive officer)


/s/ David J. Barrett                         Executive Vice President, Chief Operating Officer and
------------------------------------------
David J. Barrett                             Director


/s/ Harry T. Hawks                           Senior Vice President and Chief Financial Officer
------------------------------------------
Harry T. Hawks                               (principal financial officer)


/s/ Teresa Lopez                             Vice President and Controller (principal accounting
------------------------------------------
Teresa Lopez                                 officer)


/s/ Frank A. Bennack, Jr.                    Director
------------------------------------------
Frank A. Bennack, Jr.


/s/ Victor F. Ganzi                          Director
------------------------------------------
Victor F. Ganzi


/s/ George R. Hearst                         Director
------------------------------------------
George R. Hearst


/s/ William R. Hearst III                    Director
------------------------------------------
William R. Hearst III


/s/ Gilbert C. Maurer                        Director
------------------------------------------
Gilbert C. Maurer


/s/ David Pulver                             Director
------------------------------------------
David Pulver


/s/ Virginia H. Randt                        Director
-----------------------------------------
Virginia H. Randt


/s/ Caroline L. Williams                     Director
-----------------------------------------
Caroline L. Williams