Form 10-K405/A
period 1997-12-31
HEARST ARGYLE TELEVISION INC
filed 1999-01-15
CIK 949536

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

                         HEARST-ARGYLE TELEVISION, INC.

This amendment No. 2 to Form 10-K amends and revises Part II: Item 6 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Hearst-Argyle Television, Inc. initially filed on March 31, 1998 (and amended on December 16, 1998) with the Securities and Exchange Commission. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-K .

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
                                            =======     =======       =======     =======       =======          =======

                         Hearst-Argyle Television, Inc.
                         ------------------------------

                                                                                                                The Company
                                                            Years Ended December 31,                             Pro Forma

                                           1993         1994         1995         1996         1997(a)             1997(b)
Other data:
Broadcast cash flow(e)                    $82,626     $113,999     $123,038     $117,947      $150,972            $175,834
Broadcast cash flow margin(f)                36.9%        43.9%        44.0%        41.5%         45.2%               45.3%
Operating cash flow(g)                    $79,147     $108,749     $117,087     $109,457      $141,445            $164,834
Operating cash flow margin(h)                35.3%        41.9%        41.9%        38.5%         42.4%               42.5%
After-tax cash flow(i)                    $37,280      $56,962      $62,929      $61,373       $74,062            $ 89,252
Cash flow provided by operating
  activities                                N/A        $44,460      $61,185      $65,801       $67,689               (l)
Cash flow used in investing
  activities                                N/A        $(8,430)     $(8,621)     $(7,764)    $(131,973)              (l)
Cash flow provided by (used in)
   financing  activities                    N/A       $(33,584)    $(52,020)    $(58,145)      $74,161               (l)
Capital expenditures                       $4,879       $8,430       $8,621       $7,764       $21,897               N/A
Program payments                          $37,561      $39,179      $38,767      $44,523       $40,593            $ 43,505
Balance sheet data (at year end):
Cash and cash equivalents                   N/A         $2,446       $2,990       $2,882       $12,759             $12,759
Total assets                                N/A       $387,984     $385,406     $366,956    $1,044,109          $1,044,109
Total debt (including current portion)      N/A         N/A          N/A          N/A         $490,000            $500,000
Divisional/Stockholders' equity(j)          N/A       $283,988     $272,762     $259,020      $326,654            $326,654

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

(e) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write down of intangible assets, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.


(f) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(g) Operating cash flow is defined as operating income, plus depreciation and amortization and write down of intangible assets, plus amortization of program rights, minus program payments, plus non-cash compensation expense. The Company has included operating cash flow data, also known as EBITDA, because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Operating cash flow is also used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt. Operating cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(h) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(i) After-tax cash flow is defined as income before extraordinary item plus depreciation and amortization. The Company has included after-tax cash flow data because management utilizes and believes that such data are commonly used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt and as an alternative determinant of enterprise value. After-tax cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(j)        Divisional equity includes net amounts due to Hearst and affiliates.
           Hearst-Argyle has not paid any dividends on its Series A Common Stock since inception.

(k) The number of shares used in the per share calculation retroactively reflects approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.

(l) The cash flow data for operating activities, investing activities and financing activities is not determinable for pro forma purposes.

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

                                    HEARST-ARGYLE TELEVISION, INC.

                                    By:   /s/  Dean H. Blythe
                                       ----------------------------------
                                    Name:   Dean H. Blythe
                                    Title:  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on January 15, 1999.

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