Form 10-K405/A
period 1997-12-31
HEARST ARGYLE TELEVISION INC
filed 1999-02-11
CIK 949536

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

                         HEARST-ARGYLE TELEVISION, INC.

This amendment No. 3 to Form 10-K amends and revises Part II: Item 6, 8 and 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 of Hearst-Argyle Television, Inc. initially filed on March 31, 1998 (as amended on December 16, 1998 and January 15, 1999) with the Securities and Exchange Commission. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-K .

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
                                            =======     =======       =======     =======       =======          =======

                         Hearst-Argyle Television, Inc.
                         ------------------------------

                                                                                                                The Company
                                                            Years Ended December 31,                             Pro Forma

                                           1993         1994         1995         1996         1997(a)             1997(b)
Other data:
Broadcast cash flow(e)                    $82,626     $113,999     $123,038     $117,947      $150,972            $175,834
Broadcast cash flow margin(f)                36.9%        43.9%        44.0%        41.5%         45.2%               45.3%
Operating cash flow(g)                    $79,147     $108,749     $117,087     $109,457      $141,445            $164,834
Operating cash flow margin(h)                35.3%        41.9%        41.9%        38.5%         42.4%               42.5%
After-tax cash flow(i)                    $37,280      $56,962      $62,929      $61,373       $74,062            $ 89,252
Cash flow provided by operating
  activities                                N/A        $44,460      $61,185      $65,801       $67,689            $ 81,318
Cash flow used in investing
  activities                                N/A        $(8,430)     $(8,621)     $(7,764)    $(131,973)              (l)
Cash flow provided by (used in)
   financing  activities                    N/A       $(33,584)    $(52,020)    $(58,145)      $74,161               (l)
Capital expenditures                       $4,879       $8,430       $8,621       $7,764       $21,897               (l)
Program payments                          $37,561      $39,179      $38,767      $44,523       $40,593            $ 43,505
Balance sheet data (at year end):
Cash and cash equivalents                   N/A         $2,446       $2,990       $2,882       $12,759             $12,759
Total assets                                N/A       $387,984     $385,406     $366,956    $1,044,109          $1,044,109
Total debt (including current portion)      N/A         N/A          N/A          N/A         $490,000            $500,000
Divisional/Stockholders' equity(j)          N/A       $283,988     $272,762     $259,020      $326,654            $326,654

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

(e) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write down of intangible assets, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(f) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(g) Operating cash flow is defined as operating income, plus depreciation and amortization, write down of intangible assets, and amortization of program rights, minus program payments, plus non-cash compensation expense. The Company has included operating cash flow data, also known as EBITDA, because such data are commonly used as a measure of performance among companies in the broadcast industry. Operating cash flow is also used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt. Operating cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(h) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.

(i) After-tax cash flow is defined as income before extraordinary item plus depreciation and amortization. The Company has included after-tax cash flow data because such data commonly used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt and as an alternative determinant of enterprise value. After-tax cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidty. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(j)        Divisional equity includes net amounts due to Hearst and affiliates.
           Hearst-Argyle has not paid any dividends on its Series A Common Stock since inception.

(k) The number of shares used in the per share calculation retroactively reflects approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.

(l) The cash flow data for investing activities and financing activities is not readily available for pro forma purposes.

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



Deloitte & Touche LLP

New York, New York
February 26, 1998
(March 9, 1998 as to Note 18)

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets


                                                             December 31, 1996       December 31, 1997
                                                                       (Revised, see Note 19)
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

                         HEARST-ARGYLE TELEVISION, INC.

                           Consolidated Balance Sheets


                                                                         December 31, 1996              December 31, 1997
                                                                                       (Revised, see Note 19)
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

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Operations

                                                                                     Years Ended December 31,
                                                                               1995            1996           1997
                                                                                       (Revised, see Note 19)
                                                                         -----------------------------------------------
                                                                              (In thousands, except per share data)
Total revenues                                                               $ 279,340       $ 283,971       $ 333,661

Station operating expenses                                                     117,535         121,501         142,096
Amortization of program rights                                                  38,619          40,297          40,129
Depreciation and amortization                                                   22,134          16,971          22,924
                                                                             ---------        --------       ---------
Station operating income                                                       101,052         105,202         128,512

Corporate general and administrative expenses                                    7,857           7,658           9,527
                                                                             ---------       ---------       ---------
Operating income                                                                93,195          97,544         118,985

Interest expense, net                                                           22,218          21,235          32,484
                                                                             ---------       ---------       ---------
Income before income taxes and extraordinary item                               70,977          76,309          86,501
Income taxes                                                                    30,182          31,907          35,363
                                                                             ---------       ---------       ---------
Income before extraordinary item                                                40,795          44,402          51,138
Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit                                                        -                -         (16,212)
                                                                             ---------       ---------       ---------
Net income                                                                      40,795          44,402          34,926
Less preferred stock dividends                                                       -               -            (711)
                                                                             ---------       ---------       ---------
Earnings applicable to common stockholders                                   $  40,795       $  44,402       $  34,215
                                                                             =========       =========       =========
Earnings per common share - basic:
  Before extraordinary item                                                  $    0.99       $    1.08           $1.13
  Extraordinary item                                                                 -               -           (0.36)
                                                                             ---------       ---------       ---------
  Net income                                                                 $    0.99       $    1.08           $0.77
                                                                             =========       =========       =========
  Number of common shares used in the calculation                               41,299          41,299          44,632
                                                                             =========       =========       =========
Earnings per common share - diluted:
  Before extraordinary item                                                  $    0.99       $    1.08           $1.13
  Extraordinary item                                                                 -               -           (0.36)
                                                                             ---------       ---------       ---------
  Net income                                                                 $    0.99       $    1.08           $0.77
                                                                             =========       =========       =========
  Number of common shares used in the calculation                               41,299          41,299          44,674
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

                        HEARST-ARGYLE TELEVISION, INC.

          Consolidated Statements of Divisional/Stockholders' Equity


                                                                                                        Additional
                                                         Common Stock                 Preferred          Paid-In
                                                      Series A     Series B    Series C         Stock            Capital

                                                    ------------------------------------------------------------------------
                                                                         (In thousands, except share data)
Balances at January 1, 1995,
  (Revised, see Note 19)                              $     --      $    413        --          $    --         $     --

Transfers to Hearst and affiliated                          --           --         --               --               --
  companies, net
Net income                                                  --           --         --               --               --
                                                    ------------------------------------------------------------------------
Balances at December 31, 1995,
  (Revised, see Note 19)                                    --           413        --               --               --
Transfers to Hearst and affiliated                          --           --         --               --               --
  companies, net
Net income                                                  --           --         --               --               --
                                                    ------------------------------------------------------------------------
Balances at December 31, 1996,
  (Revised, see Note 19)                                    --           413       --                --               --
Transfers to Hearst and affiliated                          --           --         --               --               --
  companies, net
Net income                                                  --           --         --               --               --
Shares issued in connection with the
  Hearst  Transaction                                       82           --         --                2           93,971
Issuance of 4,252,100 shares of Series
  A  common stock for cash                                  43           --         --               --          108,181
Dividends paid on preferred stock                           --           --         --               --               --
                                                    ========================================================================
Balances at December 31, 1997,
   (Revised, see Note 19)                              $    125      $   413     $   --          $     2         $202,152
                                                    ========================================================================

                                             Retained
                                             Earnings/
                                             Divisional       Total
                                              Equity
                                          -----------------------------
Balances at January 1, 1995,
   (Revised, see Note 19)                       $ 283,575   $  283,988
Transfers to Hearst and affiliated                (52,021)     (52,021)
  companies, net
Net income                                         40,795       40,795
                                          -----------------------------
Balances at December 31, 1995,
  (Revised, see Note 19)                           272,349      272,762
Transfers to Hearst and affiliated                (58,144)     (58,144)
  companies, net
Net income                                         44,402       44,402
                                          -----------------------------
Balances at December 31, 1996,
  (Revised, see Note 19)                          258,607      259,020
Transfers to Hearst and affiliated               (168,860)    (168,860)
  companies, net
Net income                                         34,926       34,926
Shares issued in connection with the
  Hearst  Transaction                                  --       94,055
Issuance of 4,252,100 shares of Series
  A  common stock for cash                             --      108,224
Dividends paid on preferred stock                    (711)        (711)
                                          =============================
Balances at December 31, 1997,
  (Revised, see Note 19)                       $  123,962   $  326,654
                                          =============================



See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows

                                                                                         Years Ended December 31,
                                                                                   1995          1996         1997
                                                                                         (Revised, see Note 19)
                                                                                   ----          ----         ----
                                                                                              (In thousands)
Operating Activities
Net income                                                                       $  40,795    $  44,402    $  34,926
Adjustments to reconcile net income to net
cash provided by operating activities:

   Extraordinary item, loss on early retirement of debt                                  -            -       26,584
   Depreciation                                                                      6,271        6,677        8,405
   Amortization of intangible assets                                                15,863       10,294       14,519
   Amortization of deferred financing costs                                              -            -          635
   Amortization of program rights                                                   38,619       40,297       40,129
   Program payments                                                                (38,767)     (44,523)     (40,593)
   Other                                                                               373          331            -
   Deferred income taxes                                                              (112)         372       17,765
   Provisions for doubtful accounts                                                  1,130          989        1,316
   Changes in operating assets and liabilities:
     Accounts receivable                                                            (4,485)       4,920      (15,250)
     Other assets                                                                     (418)          76      (13,173)
     Accounts payable and accrued liabilities                                        1,985        3,197       (7,574)
     Other liabilities                                                                 (69)      (1,231)           -
                                                                                 ----------    ---------    ---------

Net cash provided by operating activities                                           61,185       65,801       67,689
                                                                                 ----------    ---------    ---------
Investing Activities
Payment relating to the Hearst Transaction                                                                  (110,076)
Purchases of property, plant, and equipment                                         (8,621)      (7,764)     (21,897)
                                                                                 ----------    ---------    ---------

Net cash used in investing activities                                               (8,621)      (7,764)    (131,973)
                                                                                 ----------    ---------    ---------

See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                      Consolidated Statements of Cash Flows



                                                                            Years Ended December 31,

                                                                  1995                 1996                1997
                                                                               (Revised, see Note 19)
                                                                  ----                 ----                ----
                                                                                   (In thousands)
Financing Activities
Financing costs and other                                                                            $     (19,868)
Issuance of common stock, net                                                                              108,935
Issuance of Senior Notes                                                                                   300,000
Repayment of Private Placement Debt                                                                       (295,895)
Repayment of Senior Subordinated Notes                                                                     (49,388)
Dividends paid on preferred stock                                                                             (711)
Proceeds from issuance of long-term debt                                                                   185,000
Payment of long-term debt                                                                                 (155,000)
Due to Hearst                                                      $ (52,020)       $  (58,145)              1,088
                                                                     --------         ---------          ----------
Net cash provided by (used in) financing activities                  (52,020)          (58,145)             74,161
                                                                     --------         ---------          ----------
Increase (decrease) in cash and cash equivalents                         544              (108)              9,877
Cash and cash equivalents at beginning of period                       2,446             2,990               2,882
                                                                     --------         ---------          ----------
Cash and cash equivalents at end of period                           $  2,990         $  2,882           $  12,759
                                                                     ========         =========          ==========

Supplemental Cash Flow Information:
Business acquired in purchase transaction:
   Fair market value of assets acquired                                                                   $610,762
   Liabilities assumed                                                                                    (333,903)
   Issuance of common stock                                                                               (166,783)
                                                                                                         ----------
Net cash paid for acquisition                                                                            $ 110,076
                                                                                                         ==========
Non-cash investing and financing activities:
   Purchase of pension fund assets                                                                       $  25,101
                                                                                                         ==========
   Assumption of Hearst Private Placement Debt                                                           $ 275,000
                                                                                                         ==========


See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                   Notes to Consolidated Financial Statements

                           (Revised, see Note 19)

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

The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon preliminary purchase price allocations. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes net amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997. See Notes 3 and 19.

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

19.        Revised Presentation of Consolidated Financial Statements

The presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. The previously presented financial statements were those of Argyle for the years ended December 31, 1995 and 1996 and for the period eight months ended August 31, 1997 and for Hearst-Argyle for the four months ended December 31, 1997.

As disclosed in Note 2, the Hearst Transaction was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 has been revised to reflect the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group which includes net amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997.

The following is a summary of net income and earnings per share as previously reported and as revised (in thousands, except per share amounts):



                                                                       For years              For eight months     For four months
                                                                         ended                    ended               ended
                                                                       December 31,              August 31,         December 31,
                                                                 1995              1996            1997                1997
                                                              ----------------------------------------------------------------------
Net income (loss):

      As previously reported (Argyle):                              $ (15,807)      $ (14,561)      $ (14,539)      $ 7,666(a)
                                                              ======================================================================
      As revised (Hearst Broadcast Group / Hearst-Argyle):          $  40,795       $  44,402       $    -          $  -
                                                              ======================================================================

Earnings (loss) per common
share - Diluted:
      As previously reported (Argyle):
      Before extraordinary item                                     $   (1.25)       $  (1.37)      $   (1.34)      $ 0.48 (a)
      Extraordinary item                                                (1.22)            -                          (0.34)
                                                              ----------------------------------------------------------------------
      Net income (loss)                                             $   (2.47)       $  (1.37)      $   (1.34)      $ 0.14 (a)
                                                              ======================================================================
      As revised (Hearst Broadcast Group / Hearst-Argyle):
      Before extraordinary item                                     $    0.99        $   1.08
      Extraordinary item                                                  -               -
                                                              ----------------------------------------------------------------------
      Net income                                                    $    0.99        $   1.08       $     -         $  -
                                                              ======================================================================

                                                                  For year
                                                                    ended
                                                                December 31,
                                                                    1997
                                                                -------------
Net income (loss):

      As previously reported (Argyle):                         $          -
                                                               ==============
      As revised (Hearst Broadcast Group / Hearst-Argyle):     $       34,926(b)
                                                               ==============

Earnings (loss) per common
share - Diluted:
      As previously reported (Argyle):
      Before extraordinary item
      Extraordinary item
                                                               --------------
      Net income (loss)                                        $          -
                                                               ==============
      As revised (Hearst Broadcast Group / Hearst-Argyle):
      Before extraordinary item                                $          1.13 (b)
      Extraordinary item                                                 (0.36)
                                                               ---------------
      Net income                                               $          0.77 (b)
                                                               ==============

(a)  Represents the results of Hearst-Argyle for the four months ended.
(b) Includes the results of the Hearst Broadcast Group for the eight months ended August 31, 1997.

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

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        HEARST-ARGYLE TELEVISION, INC.
                                (In thousands)

                            (Revised, see Note 19
                   to the Consolidated Financial Statements).



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

                                    HEARST-ARGYLE TELEVISION, INC.

                                    By:   /s/  Dean H. Blythe
                                       ----------------------------------
                                    Name:   Dean H. Blythe
                                    Title:  Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on February 11, 1999.

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