Form 10-Q/A
period 1998-03-31
HEARST ARGYLE TELEVISION INC
filed 1999-02-11
CIK 949536

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

                         HEARST-ARGYLE TELEVISION, INC.


This amendment No. 2 to Form 10-Q amends and revises Part I: Item 1 and Part
II: Item 6 on Form 10-Q for the quarter ended March 31, 1998 of Hearst-Argyle Television, Inc. initially filed with the Securities and Exchange Commission on May 14, 1998 (as amended on December 10, 1998). Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.

                         HEARST-ARGYLE TELEVISION, INC.
                                     INDEX

PART I              FINANCIAL INFORMATION                                               PAGE
 ITEM 1.  FINANCIAL STATEMENTS

      Condensed Consolidated Balance Sheets as of December 31,
      1997 and March 31, 1998 (unaudited).............................................  1
      Condensed Consolidated Statements of Operations for the
      Three Months Ended March 31, 1997
      and 1998 (unaudited)............................................................  3
      Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1997
      and 1998 (unaudited)............................................................  4
      Notes to Condensed Consolidated Financial Statements............................  5

PART II             OTHER INFORMATION

 ITEM 6.  Exhibits and reports on Form 8-K............................................  9

 Signatures........................................................................... 10

PART I  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         HEARST-ARGYLE TELEVISION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           DECEMBER 31,              MARCH 31, 1998
                                                              1997                    (UNAUDITED)
                                                      (Revised, see Note 1)
                                               -------------------------------------------------------
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

                        HEARST-ARGYLE TELEVISION, INC.


                                                          DECEMBER 31,                 MARCH 31, 1998
                                                             1997                        (Unaudited)
                                                      (Revised, see Note 1)
                                               ---------------------------------------------------------
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

                        HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   1997                            1998
                                                          (Revised, see Note 1)
                                                     -------------------------------------------------------
                                                                   (In thousands, except per share data)
Total revenues                                                    $62,053                          $87,252

Station operating expenses                                         30,079                           42,442
Amortization of program rights                                      9,519                           10,823
Depreciation and amortization                                       4,088                            8,841
                                                                 --------                         --------
Station operating income                                           18,367                           25,146

Corporate general and administrative expenses                       2,129                            3,435
                                                                 --------                         --------
Operating income                                                   16,238                           21,711

Interest expense, net                                               5,101                           10,960
                                                                 --------                         --------
Income before income taxes and extraordinary item                  11,137                           10,751

Income taxes                                                        4,741                            4,916
                                                                 --------                         --------
Income before extraordinary item                                    6,396                            5,835

Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit of $6,881                                  -                           (9,969)
                                                                 --------                         --------
Net income (loss)                                                   6,396                           (4,134)

Less preferred stock dividends                                          -                             (356)
                                                                 --------                         --------
Income (loss) applicable to common stockholders                    $6,396                          $(4,490)
                                                                 ========                         ========

Earnings (loss) per common share - basic:
  Before extraordinary item                                         $0.15                           $ 0.10
  Extraordinary item                                                    -                            (0.19)
                                                                 ========                         ========
  Net income (loss)                                                 $0.15                           $(0.09)
                                                                 ========                         ========

Number of common shares used in the calculation                    41,299                           53,833
                                                                 ========                         ========

Earnings (loss) per common share - diluted:
  Before extraordinary loss                                         $0.15                            $0.10
  Extraordinary item                                                    -                            (0.18)
                                                                 --------                         --------
  Net income (loss)                                                 $0.15                           $(0.08)
                                                                 ========                         ========

Number of common shares used in the calculation                    41,299                           54,043
                                                                 ========                         ========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              1997                      1998
                                                                     (Revised, see Note 1)
                                                                     ----------------------------------------------
                                                                                       (In thousands)
OPERATING ACTIVITIES
Net income (loss)                                                           $6,396                      $(4,134)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary item, loss on early retirement of debt                           -                       16,850
  Depreciation                                                               1,800                        2,827
  Amortization of intangible assets                                          2,288                        6,014
  Amortization of deferred financing costs                                       -                          631
  Amortization of program rights                                             9,519                       10,823
  Program payments                                                          (9,644)                     (11,123)
  Fair value adjustments of interest rate protection agreements                  -                          546
Changes in operating assets and liabilities, net                             3,979                       22,744
                                                                     ----------------------------------------------
Net cash provided by operating activities                                   14,338                       45,178
                                                                     ----------------------------------------------

INVESTING ACTIVITIES
Acquisition costs                                                                -                         (186)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                    -                       (1,837)
   Digital                                                                       -                       (1,007)
   Maintenance                                                              (1,419)                      (2,058)
                                                                     ----------------------------------------------
Net cash used in investing activities                                       (1,419)                      (5,088)
                                                                     ----------------------------------------------

FINANCING ACTIVITIES
Financing costs and other                                                        -                       (4,154)
Issuance of Senior Notes                                                         -                      200,000
Repayment of Senior Subordinated Notes                                           -                     (116,280)
Dividends paid on preferred stock                                                -                         (356)
Payment of long-term debt                                                        -                      (85,000)
Due to Hearst                                                              (12,041)                           -
                                                                     ----------------------------------------------
Net cash used in financing activities                                      (12,041)                      (5,790)
                                                                     ----------------------------------------------
Increase in cash and cash equivalents                                          878                       34,300
Cash and cash equivalents at beginning of period                             2,882                       12,759
                                                                     ----------------------------------------------
Cash and cash equivalents at end of period                                  $3,760                      $47,059
                                                                     ==============================================


See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1998
                             (Revised, see Note 1)

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

REVISED PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 19 of the notes to the consolidated financial statements included in the Company's Annual Report for the year ended December 31, 1997 on Form 10 K/A, dated February 11, 1999, the presentation of the financial statements for periods prior to September 1, 1997 have been revised to reflect the financial statements of the Hearst Broadcast Group.

The following is a summary of net income and earnings per share as previously reported and as revised (in thousands, except per share amounts)

                                                    For the three
                                                    months ended
                                                      March 31,
                                                        1997
                                                    -------------
Net income (loss):
         As previously reported (Argyle)            $      (6,203)
                                                    =============

         As revised (Hearst Broadcast Group)        $       6,396
                                                    =============

Earnings (loss) per common
share - Diluted:

         As previously reported (Argyle)            $       (0.58)
                                                    =============

         As revised (Hearst Broadcast Group)        $        0.15
                                                    =============

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


                            Hearst-Argyle Television, Inc.

February 11, 1999           By: /s/ Harry T. Hawks
                            -----------------------------------------
                            Harry T. Hawks, Senior Vice President
                            and Chief Financial Officer
                            (Principal Financial Officer)


February 11, 1999           By: /s/ Teresa D. Lopez
                            -----------------------------------------
                            Teresa D. Lopez, Vice President and Controller
                            (Principal Accounting Officer)