Form 10-Q/A
period 1998-06-30
HEARST ARGYLE TELEVISION INC
filed 1999-02-11
CIK 949536

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

                        HEARST-ARGYLE TELEVISION, INC.


This amendment No. 2 to Form 10-Q amends and revises Part I: Item 1 and Part II:
Item 6 on Form 10-Q for the quarter ended June 30, 1998 of Hearst-Argyle Television, Inc. initially filed with the Securities and Exchange Commission on August 14, 1998 (as amended on December 10, 1998). Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.

                         HEARST-ARGYLE TELEVISION, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                                                                                        Page
          Condensed Consolidated Balance Sheets as of December 31, 1997 and June
               30, 1998 (unaudited).............................................         1
          Condensed Consolidated Statements of Operations for the Three and Six
               Months ended June 30, 1997 and 1998 (unaudited)..................         3
          Consolidated Statements of Cash Flows for the Six Months Ended June
               30, 1997 and 1998 (unaudited)....................................         4
          Notes to Condensed Consolidated Financial Statements..................         5

PART II   OTHER INFORMATION

  ITEM 6. Exhibits and reports on Form 8-K......................................         9

Signatures......................................................................        10

PART I  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         HEARST-ARGYLE TELEVISION, INC.


                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    DECEMBER 31,                    JUNE 30,
                                                                       1997                          1998
                                                               (Revised, see Note 1)              (UNAUDITED)
                                                            -------------------------------------------------------
                                                                                   (In thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                            $12,759                   $13,938
 Accounts receivable, net                                              89,988                    85,938
 Program and barter rights                                             35,737                    12,567
 Deferred income taxes                                                  5,975                     5,975
 Related party receivable                                               3,695                     2,303
 Net assets held for sale                                              72,019                         -
 STC Note Receivable                                                        -                    51,055
 Other                                                                  7,070                     6,503
                                                                      -------                   -------
Total current assets                                                  227,243                   178,279
                                                                      -------                   -------

Property, plant and equipment, net                                     97,804                   124,043
                                                                      -------                   -------

Intangible assets, net                                                661,326                   716,736
                                                                      -------                   -------
Other assets:
 Deferred acquisition and financing costs,
  net                                                                  27,796                    28,033
 Program and barter rights, noncurrent                                  3,511                     3,904
 Other                                                                 26,429                    27,134
                                                                      -------                   -------
Total other assets                                                     57,736                    59,071
                                                                      -------                   -------

Total assets                                                       $1,044,109                $1,078,129
                                                                   ==========                ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                                                                                              JUNE 30,
                                                                DECEMBER 31,                   1998
                                                                    1997                    (UNAUDITED)
                                                             (Revised, see Note 1)
                                                          ---------------------------------------------------
                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                           $36,048                 $41,460
   Program and barter rights payable                                   35,769                  13,472
   Other                                                                   51                     433
                                                                   ----------              ----------
Total current liabilities                                              71,868                  55,365
                                                                   ----------              ----------

Program and barter rights payable                                       4,923                   3,755
Long-term debt                                                        490,000                 531,596
Deferred income taxes                                                 150,274                 152,428
Other liabilities                                                         390                     630
                                                                   ----------              ----------
Total noncurrent liabilities                                          645,587                 688,409
                                                                   ----------              ----------
Commitments and contingencies

Stockholders' equity:
   Series A preferred stock                                                 1                       1
   Series B preferred stock                                                 1                       1
   Series A common stock                                                  125                     125
   Series B common stock                                                  413                     413
   Additional paid-in capital                                         202,152                 202,195
   Retained earnings                                                  123,962                 139,926
   Treasury stock                                                           -                  (8,306)
                                                                   ----------              ----------
Total stockholders' equity                                            326,654                 334,355
                                                                   ----------              ----------

Total liabilities and stockholders' equity                         $1,044,109              $1,078,129
                                                                   ==========              ==========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                              ----------------------------------------------------------------------------
                                                      1997                1998               1997               1998
                                              (Revised, see Note 1)                   (Revised, see Note 1)


                                                               (In thousands, except per share data)
Total revenues                                        $81,513          $109,713            $143,566          $196,965
Station operating expenses                             30,517            41,506              60,596            83,948
Amortization of program rights                          9,533            10,846              19,052            21,669
Depreciation and amortization                           4,102             8,800               8,190            17,641
                                              ----------------------------------------------------------------------------
Station operating income                               37,361            48,561               55,728           73,707

Corporate general and administrative expenses           2,338             3,119                4,467            6,554
                                              ----------------------------------------------------------------------------
Operating income                                       35,023            45,442               51,261           67,153

Interest expense, net                                   7,384             8,867               12,485           19,827
                                              ----------------------------------------------------------------------------
Income before extraordinary item and
  income taxes                                         27,639            36,575               38,776            47,326

Income taxes                                           11,313            15,313               16,054            20,229
                                              ----------------------------------------------------------------------------
Income before extraordinary item                       16,326            21,262               22,722            27,097

Extraordinary item, loss on early retirement of
  debt, net of income tax benefit                           -              (808)                   -           (10,777)
                                              ----------------------------------------------------------------------------
Net income                                             16,326            20,454               22,722            16,320

Less preferred stock dividends                              -              (355)                   -              (711)
                                              ----------------------------------------------------------------------------

Earnings applicable to common stockholders             $16,326          $20,099              $22,722           $15,609
                                              ============================================================================
Earnings per common share - basic:
  Before extraordinary item                              $0.40            $0.39                $0.55             $0.49
  Extraordinary item                                         -            (0.02)                   -             (0.20)
                                              ----------------------------------------------------------------------------
  Net income                                             $0.40            $0.37                $0.55             $0.29
                                              ============================================================================

Number of common shares used in the calculation         41,299           53,798               41,299            53,815

Earnings per common share - diluted:
  Before extraordinary item                              $0.40            $0.39                $0.55             $0.49
  Extraordinary item                                         -            (0.02)                   -             (0.20)
                                              ----------------------------------------------------------------------------
  Net income                                             $0.40            $0.37                $0.55             $0.29
                                              ============================================================================

Number of common shares used in calculation             41,299           54,095               41,299            54,080

See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                    Six Months Ended
                                                                                          June 30,
                                                                    ----------------------------------------------
                                                                                  1997                   1998
                                                                          (Revised see Note 1)
Operating Activities                                                                    (In thousands)
Net income                                                                    $ 22,722                $16,320
Adjustments to reconcile net income to net cash provided by
operating activities:
   Extraordinary item, loss on early retirement of debt                              -                 17,191
   Depreciation                                                                  3,578                  6,364
   Amortization of intangible assets                                             4,612                 11,277
   Amortization of deferred financing costs                                          -                  1,236
   Amortization of program rights                                               19,052                 21,669
   Program payments                                                            (19,108)               (21,936)
   Deferred income taxes                                                          (773)                 2,154
   Fair value adjustments of interest rate protection agreements                     -                     76
   Provision for doubtful accounts                                                 522                      -
Changes in operating assets and liabilities, net                                (8,483)                11,880
                                                                    ----------------------------------------------
Net cash provided by operating activities                                       22,122                 66,231
                                                                    ----------------------------------------------

Investing Activities
Acquisition of stations                                                              -                (20,136)
Issuance of STC note receivable, net                                                 -                (51,055)
Acquisition costs                                                                    -                   (124)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                        -                 (2,504)
   Digital                                                                           -                 (1,151)
   Maintenance                                                                  (1,683)                (4,299)
                                                                    ----------------------------------------------
Net cash used in investing activities                                           (1,683)               (79,269)
                                                                    ----------------------------------------------

Financing Activities
Issuance of Senior Notes                                                             -                200,000
Repayment of Senior Subordinated Notes                                               -               (116,621)
Proceeds from issuance of long-term debt                                             -                 29,000
Payment of long-term debt                                                            -                (85,000)
Financing costs and other                                                            -                 (4,374)
Series A Common stock:
   Issuances                                                                         -                    229
   Repurchases                                                                       -                 (8,306)
Dividends paid on preferred stock                                                    -                   (711)
Due to Hearst                                                                  (18,271)                     -
                                                                    ----------------------------------------------
Net cash (used in) provided by financing activities                            (18,271)                14,217
                                                                    ----------------------------------------------
Increase in cash and cash equivalents                                            2,168                  1,179
Cash and cash equivalents at beginning of period                                 2,882                 12,759
                                                                    ----------------------------------------------
Cash and cash equivalents at end of period                                      $5,050                $13,938
                                                                    ==============================================

Businesses acquired in purchase transaction:
   Fair market value of assets acquired                                              -                $20,632
   Liabilities assumed                                                               -                    496
                                                                    ----------------------------------------------
Net cash paid for acquisitions                                                       -                $20,136
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

REVISED PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENT

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

The following is a summary of net income and earnings per share as previously reported and as revised (in thousands, except per share amounts):



                                          For the three         For the six
                                          months ended          months ended
                                            June 30,                June 30,
                                             1997                   1997
                                        --------------------------------------
Net income (loss):
 As previously reported (Argyle)        $      (2,093)       $        (8,295)
                                        ======================================

 As revised (Hearst Broadcast Group)    $      16,326        $        22,722
                                        ======================================

Earnings (loss) per Common
share - Diluted

 As previously reported (Argyle)        $       (0.22)       $         (0.79)
                                        ======================================
 As revised (Hearst Broadcast Group)    $        0.40        $          0.55
                                        ======================================


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

                                  Hearst-Argyle Television, Inc.


February 11, 1999                By: /s/ Harry T. Hawks
                                     ----------------------------------
                                     Harry T. Hawks, Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


February 11, 1999                By: /s/ Teresa D. Lopez
                                     ----------------------------------
                                     Teresa D. Lopez, Vice President and
                                     Controller
                                     (Principal Accounting Officer)