Form 10-Q/A
period 1998-09-30
HEARST ARGYLE TELEVISION INC
filed 1999-02-11
CIK 949536

================================================================================

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

                        HEARST-ARGYLE TELEVISION, INC.


This amendment to Form 10-Q amends and revises Part I: Item 1 and Part II:
Item 6 on Form 10-Q for the quarter ended September 30, 1998 of Hearst-Argyle Television, Inc. initially filed with the Securities and Exchange Commission on November 12, 1998. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-Q.

                         HEARST-ARGYLE TELEVISION, INC.

                                     INDEX


PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                                            PAGE NO.
        Condensed Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998 (unaudited)..  1
        Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
         September 30, 1997 and 1998 (unaudited)..........................................................  3
        Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1998 (unaudited)..........................................................  4
        Notes to Condensed Consolidated Financial Statements..............................................  5


PART II        OTHER INFORMATION

   ITEM 6.  Exhibits and reports on Form 8-K..............................................................  9


Signatures................................................................................................ 10

                         HEARST-ARGYLE TELEVISION, INC.

                      Condensed Consolidated Balance Sheets

                                                      December 31    September 30, 1998
                                                          1997          (Unaudited)
                                                  (Revised, see Note 1)
                                                  -------------------------------------
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
                                                      ==========           ==========

See notes to condensed consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

                                                           December 31,          September 30, 1998
                                                              1997                  (Unaudited)
                                                        (Revised, see Note 1)
                                                        -------------------------------------------
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

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                 Three Months Ended               Nine Months Ended
                                                                     September 30,                   September 30,
                                                                 1997            1998           1997             1998
                                                           (Revised, see Note 1)          (Revised, see Note 1)
                                                           -------------------------------------------------------------
                                                                        (In thousands, except per share data)
Total revenues                                                $  77,730        $  95,045      $ 221,296        $ 292,010

Station operating expenses                                       36,323           43,647         96,919          127,595
Amortization of program rights                                   10,149           10,358         29,201           32,027
Depreciation and amortization                                     5,504            9,037         13,694           26,678
                                                              ----------------------------------------------------------
Station operating income                                         25,754           32,003         81,482          105,710

Corporate general and administrative expenses                     2,079            3,065          6,546            9,619
                                                              ----------------------------------------------------------
Operating income                                                 23,675           28,938         74,936           96,091

Interest expense, net                                             8,039           10,151         20,524           29,978
                                                              ----------------------------------------------------------
Income before extraordinary item and
     income taxes                                                15,636           18,787         54,412           66,113

Income taxes                                                      6,308            7,882         22,362           28,111
                                                              ----------------------------------------------------------
Income before extraordinary item                                  9,328           10,905         32,050           38,002
Extraordinary item, loss on early retirement of
     debt, net of income tax benefit                                -                (49)           -            (10,826)
                                                              ----------------------------------------------------------
Net income                                                        9,328           10,856         32,050           27,176
Less preferred stock dividends                                     (355)            (355)          (355)          (1,066)
                                                              ----------------------------------------------------------

Income applicable to common stockholders                      $   8,973        $  10,501      $  31,695        $  26,110
                                                              ==========================================================

Income per common share - basic:
     Before extraordinary item                                $    0.20        $    0.20      $    0.75        $    0.69
     Extraordinary item                                            -                -              -               (0.20)
                                                              ----------------------------------------------------------
     Net income                                               $    0.20        $    0.20      $    0.75        $    0.49
                                                              ==========================================================

Number of common shares used in the calculation                  43,998           53,409         42,208           53,678

Income per common share - diluted:
     Before extraordinary item                                $    0.20        $    0.20      $    0.75        $    0.68
     Extraordinary item                                            -                -              -               (0.20)
                                                              ----------------------------------------------------------
     Net income                                               $    0.20        $    0.20      $    0.75        $    0.48
                                                              ==========================================================

Number of common shares used in calculation                      44,043           53,690         42,223           53,943


   See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                                  1997           1998
                                                                           (Revised, see Note 1)
                                                                           ---------------------------------
Operating Activities                                                                (In thousands)
Net income                                                                     $  32,050        $  27,176
Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item, loss on early retirement of debt                               -            17,191
    Depreciation                                                                    5,659            9,959
    Amortization of intangible assets                                               8,035           16,719
    Amortization of deferred financing costs                                          975            1,822
    Amortization of program rights                                                 29,201           32,027
    Program payments                                                              (29,480)         (32,653)
    Fair value adjustments of interest rate protection agreements                     -                471
    Changes in operating assets and liabilities, net                               11,190             (862)
                                                                               -----------------------------
Net cash provided by operating activities                                          57,630           71,850
                                                                               -----------------------------

Investing Activities
Acquisition of stations                                                          (111,076)         (20,136)
Acquisition costs                                                                     -             (1,526)
Purchases of property, plant, and equipment:
    Special projects/buildings                                                        -             (4,106)
    Digital                                                                           -             (2,124)
    Maintenance                                                                    (3,762)          (6,545)
                                                                               -----------------------------
Net cash used in investing activities                                            (114,838)         (34,437)
                                                                               -----------------------------

Financing Activities
Issuance of Senior Notes                                                              -            200,000
Repayment of Senior Subordinated Notes                                                -           (116,621)
Proceeds from issuance of long-term debt                                          100,000           29,000
Repayment of long-term debt                                                       (15,000)         (85,000)
Financing costs and other                                                             345           (4,634)
Series A Common stock:
    Issuances                                                                         -                625
    Repurchases                                                                       -            (21,222)
Dividends paid on preferred stock                                                    (355)          (1,066)
                                                                               -----------------------------
Net cash provided by financing activities                                          84,990            1,082
                                                                               -----------------------------
Increase in cash and cash equivalents                                              27,782           38,495
Cash and cash equivalents at beginning of period                                    2,882           12,759
                                                                               -----------------------------
Cash and cash equivalents at end of period                                      $  30,664        $  51,254
                                                                               =============================
Businesses acquired in purchase transaction:
    Fair market value of assets acquired                                        $ 523,961        $  20,632
    Liabilities assumed                                                          (229,640)            (496)
    Issuance of common stock                                                     (183,245)
                                                                               -----------------------------
Net cash paid for acquisitions                                                  $ 111,076        $  20,136
                                                                               =============================

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1998
                              (Revised, see Note 1)


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

The following is a summary of net income and earnings per share as previously reported and as revised (in thousands, except per share amounts):


                                                            For the two     For the one     For the three   For the eight
                                                            months ended    month ended     months ended     months ended
                                                             August 31,    September 30,    September 30,     August 31,
                                                                1997            1997            1997             1997
                                                            -------------------------------------------------------------
Net income (loss):

      As previously reported (Argyle):                      $ (6,244)         $ 4,790  (a)    $     -        $ (14,539)
                                                            =============================================================
      As revised (Hearst Broadcast Group / Hearst-Argyle):  $      -          $     -         $ 9,328  (b)   $       -
                                                            =============================================================

Earnings (loss) per common
share - Diluted:

      As previously reported (Argyle):                      $   (0.55)        $   0.09  (a)   $      -       $    (1.34)
                                                            =============================================================

      As revised (Hearst Broadcast Group / Hearst-Argyle):  $       -         $      -        $   0.20  (b)  $        -
                                                            =============================================================

                                                           For the one            For the nine
                                                           month ended            months ended
                                                           September 30,          September 30,
                                                           ------------------------------------
                                                               1997                   1997
Net income (loss):

      As previously reported (Argyle):                       $ 4,790  (a)          $      -
                                                           ====================================
      As revised (Hearst Broadcast Group / Hearst-Argyle):   $     -               $ 32,050 (c)
                                                           ====================================

Earnings (loss) per common
share - Diluted:

      As previously reported (Argyle):                       $   0.09  (a)         $       -
                                                           ====================================

      As revised (Hearst Broadcast Group / Hearst-Argyle):   $      -              $    0.75 (c)
                                                           ====================================


 (a) Represents the results of Hearst-Argyle for the one month ended September 30, 1998.

 (b) Includes the results of the Hearst Broadcast Group for the two months ended August 31, 1997.

 (c) Includes the results of the Hearst Broadcast Group for the eight months ended August 31, 1997.





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

        27.2 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              -------------------------------------------
                              Registrant




February 11, 1999              By:  /s/ Harry T. Hawks
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