Form 10-K
period 1998-12-31
HEARST ARGYLE TELEVISION INC
filed 1999-03-31
CIK 949536

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the fiscal year ended December 31, 1998

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

      Registrant's telephone number, including area code: (212) 887-6800
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of Each Class                 Name of Each Exchange On Which Registered
             -------------------                 -----------------------------------------
      Series A Common Stock, par value                    New York Stock Exchange
                $.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 22, 1999, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $859,000,000.

  Shares of Common Stock outstanding at March 22, 1999: 89,147,879 shares (consisting of 47,849,231 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

  THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW (AS DEFINED HEREIN) AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING AND VOLATILITY IN PROGRAMMING COSTS.

                                    PART I

ITEM 1. BUSINESS

  As of March 22, 1999, Hearst-Argyle Television, Inc. (the "Company") owns or manages 26 network-affiliated television stations that reach approximately 17.5% of U.S. television households, and seven radio stations. The Company is one of the country's largest independent, or non-network-owned, TV station groups. The Company is also the largest ABC affiliate group and the second largest NBC affiliate group.

  The Company was formed in 1994 as a Delaware corporation under the name Argyle Television, Inc. ("Argyle"), and its business operations began in January 1995 with the consummation of its acquisition of three television stations. Pursuant to a merger transaction that was consummated on August 29, 1997 and effective September 1, 1997 (the "Hearst Transaction"), The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc.").

  Effective June 1, 1998, the Company completed a tax-deferred exchange (the "STC Swap") with STC Broadcasting, Inc. and certain related entities (collectively, "STC") whereby the Company exchanged its television stations WNAC-TV, Providence, Rhode Island, and WDTN-TV, Dayton, Ohio, for STC's television stations KSBW-TV, Monterey-Salinas, California, and WPTZ-TV/WNNE-TV, Burlington, Vermont--Plattsburgh, New York. Divestiture of WNAC and WDTN was required under the order of the Federal Communications Commission (the "FCC") approving the Hearst Transaction.

  On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction (the "Kelly Transaction") with Kelly Broadcasting Co., a California limited partnership ("Kelly Broadcasting"), television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement with Channel 58, Inc., a California corporation, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., a California corporation ("Kelleproductions").

  Further, on March 18, 1999, the Company acquired, through a merger transaction (the "Pulitzer Transaction") with Pulitzer Publishing Company, a Delaware corporation ("Pulitzer"), television stations WESH-TV, Orlando, Florida, WYFF-TV, Greenville, South Carolina, WDSU-TV, New Orleans, Louisiana, WGAL-TV, Lancaster, Pennsylvania, WXII-TV, Greensboro, North Carolina, WLKY-TV, Louisville, Kentucky, KOAT-TV, Albuquerque, New Mexico, KCCI-TV, Des Moines, Iowa, and KETV-TV, Omaha, Nebraska; and radio stations KTAR-AM, KMVP-AM and KKLT-FM, Phoenix, Arizona, WXII-AM, Greensboro, North Carolina, and WLKY-AM, Louisville, Kentucky.

  As of March 22, 1999, Hearst owned through its wholly owned subsidiary, Hearst Broadcasting, Inc. ("Hearst Broadcasting"), 100% of the issued and outstanding shares of Series B Common Stock, par value $.01 per share, of the Company (the "Series B Common Stock," and together with the Series A Common Stock, par value $.01 per share, of the Company ("Series A Common Stock"), the "Common Stock") and approximately 10.5% of the issued and outstanding shares of the Series A Common Stock, representing in the aggregate approximately 51.9% of the outstanding voting power of the Common Stock. Through its ownership of the Series B Common Stock, Hearst Broadcasting is entitled to elect as a class all but two members of the Board of Directors of the Company (the "Board"). Holders of the Series A Common Stock, together with the Company's Series A Preferred Stock, par value $.01 per share, and Series B Preferred Stock, par value $.01 per share, are entitled to elect the remaining two members of the Company Board. In connection with Hearst's contribution of its broadcast group to Argyle on August 29, 1997, Hearst agreed that, for as long as it held any shares of Series B Common Stock and to the extent that Hearst during such time also held any shares of Series A Common Stock, it would vote its shares of Series A Common Stock with respect to the election of directors only in the same proportion as the shares of Series A Common Stock not held by Hearst are so voted. The Series A Common Stock is listed on the NYSE under the symbol "HTV."

  The Company is organized under the laws of the State of Delaware and its principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, (212) 887-6800.

The Stations

  Of the 26 television stations the Company owns or manages, 19 are in the top 50 of the 211 generally recognized geographic designated market areas ("DMAs") according to A.C. Nielsen Co. ("Nielsen") estimates for the 1998-1999 television broadcasting season. The Company owns 22 television stations and five radio stations. In addition, the Company manages two television stations (WWWB-TV in Tampa, Florida and WPBF-TV in West Palm Beach, Florida) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), that are owned by Hearst. The Company also provides management services to Hearst in order to allow Hearst to fulfill its obligations under a program service and Time Brokerage Agreement between Hearst and the permittee of KCWE-TV in Kansas City, Missouri (the "Missouri LMA"). The Company also programs and sells a portion of the air time on KQCA (Sacramento, CA) under a Time Brokerage Agreement with the FCC licensee of KQCA (the "California LMA"). For the year ended December 31, 1998, on a pro forma basis after giving effect to the consummation of the Kelly Transaction and the Pulitzer Transaction, the Company's total revenues and broadcast cash flow were $731.0 million and $346.3 million, respectively.

  Under current FCC rules, the Company will not be able to own both the WBAL-TV (Baltimore, Maryland) television station and the WGAL-TV (Lancaster, Pennsylvania) television station and therefore the FCC, as part of its consent to the Pulitzer Transaction required the Company to file an application to divest either WBAL-TV or WGAL-TV (or propose such other action that would result in compliance with such FCC rules) within six months following consummation of the Pulitzer Transaction, or by September 18, 1999.

  The following table sets forth certain information for each of the Company's owned and managed television stations:

                                                                 Percentage of
                                                                     U.S.
                          Market  Television   Network            Television
         Market           Rank(1)  Station   Affiliation Channel Households(2)
------------------------- ------- ---------- ----------- ------- -------------
Boston, MA...............     6      WCVB        ABC          5       2.20%
Tampa, FL(3).............    14      WWWB        WB          32       1.47%
Pittsburgh, PA...........    19      WTAE        ABC          4       1.14%
Sacramento, CA...........    20      KCRA        NBC          3       1.14%
Sacramento, CA(4)........    20      KQCA        WB          58         --
Orlando, FL..............    22      WESH        NBC          2       1.08%
Baltimore, MD(5).........    24      WBAL        NBC         11       1.00%
Milwaukee, WI............    31      WISN        ABC         12       0.81%
Cincinnati, OH...........    32      WLWT        NBC          5       0.81%
Kansas City, MO..........    33      KMBC        ABC          9       0.81%
Kansas City, MO(3).......    33      KCWE        UPN         29         --
Greenville, SC...........    35      WYFF        NBC          4       0.74%
New Orleans, LA..........    41      WDSU        NBC          6       0.63%
West Palm Beach, FL(3)...    44      WPBF        ABC         25       0.61%
Oklahoma City, OK........    45      KOCO        ABC          5       0.60%
Lancaster, PA(5).........    46      WGAL        NBC          8       0.60%
Greensboro, NC...........    47      WXII        NBC         12       0.59%
Louisville, KY...........    48      WLKY        CBS         32       0.57%
Albuquerque, NM..........    49      KOAT        ABC          7       0.57%
Des Moines, IA...........    70      KCCI        CBS          8       0.39%
Honolulu, HI.............    71      KITV        ABC          4       0.38%
Omaha, NE................    73      KETV        ABC          7       0.38%
Jackson, MS..............    89      WAPT        ABC         16       0.30%
Burlington, VT...........    91   WPTZ/WNNE      NBC       5/31       0.29%
Ft. Smith/Fayetteville,
 AR......................   117   KHBS/KHOG    ABC/ABC    40/29       0.22%
Monterey-Salinas, CA.....   119      KSBW        NBC          8       0.22%
                                                                     -----
    Total................                                            17.55%
                                                                     =====

--------
(1) Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1998-99 season.
(2)  Based on Nielsen estimates for the 1998-99 season.
(3) WWWB-TV and WPBF-TV television stations are managed by the Company under a management agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under a program services and time brokerage agreement between Hearst and the permittee of KCWE in Kansas City, Missouri.
(4) Provides programming and other services under a time brokerage agreement with Channel 58, Inc., the FCC licensee of KQCA.
(5) Under current FCC rules, the Company is not able to continue to own both the WBAL-TV (Baltimore, Maryland), and the WGAL-TV (Lancaster, Pennsylvania) television stations. The FCC, as part of its order granting consent to the transfer of control of Pulitzer, has granted to the Company a temporary, six-month waiver (from the date of consummation of the Pulitzer Transaction) of the applicable rule in order to enable it to divest one of the stations in order to achieve compliance with the rules.

  The following table sets forth certain information for each of the Company's owned and managed radio stations:

                                             Market   Radio
                   Market                    Rank(1) Station       Format
-------------------------------------------- ------- -------       ------
Phoenix, AR.................................    17   KTAR-AM        News
                                                     KMVP-AM       Sports
                                                     KKLT-FM     Light Rock
Baltimore, MD(2)............................    19   WBAL-AM        News
                                                     WIYY-FM Album Oriented Rock
Greensboro, NC0057..........................    40   WXII-AM        News
Louisville, KY..............................    52   WLKY-AM        News

--------
(1) Market rank is based on BIA Research, Inc.'s Investing in Radio 1998 Market Report.
(2) WBAL-AM and WIYY-FM radio stations are managed by the Company under a management agreement with Hearst.

  The Company has an option to acquire WWWB-TV and Hearst's interests and option with respect to KCWE-TV (together with WWWB-TV, the "Option Properties"), as well as a right of first refusal until approximately August 2000 with respect to WPBF-TV (if such station is proposed by Hearst to be sold to a third party). The option period for each Option Property commenced in February 1999 and terminates in August 2000 and the purchase price is the fair market value of the station as determined by the parties, or an independent third-party appraisal, subject to certain specified parameters. If Hearst elects to sell an Option Property prior to the commencement of, or during, the option period, the Company will have a right of first refusal to acquire such Option Property. The exercise of the option and the right of first refusal will be by action of the independent directors of the Company, and any option exercise may be withdrawn by the Company after receipt of the third-party appraisal.

Network Affiliation Agreements and Relationship

  General. Each of the Company's owned or managed television stations (collectively, the "Stations") is affiliated with one of the following major networks pursuant to a network affiliation agreement: ABC, NBC, CBS, UPN and WB (each, a "Network"). Each affiliation agreement provides the affiliated Station with the right to rebroadcast all programs transmitted by the Network with which the Station is affiliated. In return, the Network has the right to sell a substantial majority of the advertising time during such broadcasts. Generally, in exchange for every hour that a Station broadcasts network programming, the Network pays the Station a specified network compensation payment, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Eleven of the Stations have network affiliation agreements with ABC, 10 of the Stations have agreements with NBC, two of the Stations have agreements with CBS, two of the Stations have agreements with WB and one of the Stations has an agreement with UPN. In addition, three of the Company's radio stations have affiliation agreements with networks that provide certain content (i.e., news, sports, etc.) for such stations. The Company's radio stations are less dependent on their affiliation agreements for programming. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements (other than for WWWB), no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

  ABC. Generally, the term of each affiliation agreement with ABC is two years, renewable for successive two-year periods, and each affiliation agreement is subject to cancellation by either party upon six months notice to the other party. In the case of WTAE, the affiliation agreement is not subject to cancellation on six months notice, and the term of the affiliation agreement will be successively renewed unless either party gives the other notice of non-renewal six months prior to the end of the then current term. In the case of KITV, the affiliation agreement is not expressly renewable but is effective through January 2005. In the case of WAPT, the affiliation agreement is for a term of 10 years (through March 5, 2005). In the case of WPBF, the affiliation agreement is not subject to successive renewal periods. In the case of KETV and KOAT, the affiliation agreements are each for a term of 10 years (through November 1, 2004). In 1994 negotiations commenced to renew the ABC affiliation agreements relating to the ABC affiliates acquired in the Hearst Transaction to provide for, among other things, 10-year terms and increased compensation. Such agreements are still in the process of negotiation and documentation has not yet been finalized, although the Company is receiving its increased compensation.

  NBC. The term of the NBC affiliation agreement with WBAL is a period of seven years and is subject to successive three-year renewals unless either party gives the other notice of non-renewal 12 months prior to the end of the then current term. The NBC affiliation agreement for WLWT is for an initial term of six years (through August 28, 2000) and is renewable for successive four-year terms unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term. The NBC affiliation agreements for WDSU, WYFF, WXII, WGAL and WESH are for an initial term of 10 years (commencing January 1, 1995) and are subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. The NBC affiliation agreement with KCRA is for an initial term of six years (through January 1, 2001) and is subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. The NBC affiliation agreements with WPTZ and WNNE are for an initial term of seven years (commencing January 1, 1995) and are subject to successive three year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. The term of the NBC affiliation agreement with KSBW is from January 17, 1996 to December 31, 2005 and is subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term.

  CBS. The term of the CBS affiliation agreements with KCCI and WLKY are for an initial term of 10 years (through June 30, 2005) and are subject to successive five year renewals unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term.

  UPN and WB. The UPN affiliation agreement with KCWE is for an initial 10 year term (through August 31, 2008). The WB affiliation agreement with WWWB expires on September 30, 1999, and WB has given notice that the affiliation with WWWB will not be renewed. The WB affiliation agreement with KQCA is for a term of two years (through January 3, 2000). Unlike affiliates of ABC or NBC, WB affiliates may be required to pay the network compensation based upon ratings generated by the station in return for the broadcast rights to the network's programming. Both UPN and WB have the right to terminate their affiliation agreements in the event of a material breach of such agreement by a station and in certain other circumstances.

Recent Developments

  Following is a brief description of the developments of the Company's business since January 1, 1998:

  Pulitzer Transaction. On March 18, 1999 in the Pulitzer Transaction, the Company consummated a merger transaction with Pulitzer pursuant to which: (i) Pulitzer contributed to Pulitzer Inc., a Delaware corporation and wholly owned subsidiary of Pulitzer ("New Pulitzer"), all of its assets (other than its broadcasting assets) and the net proceeds of $700 million of new debt after the satisfaction of certain liabilities (the "New Debt"), subject to all liabilities of Pulitzer (other than broadcasting liabilities, the New Debt and certain other obligations) and distributed shares of capital stock of New Pulitzer to Pulitzer's stockholders and (ii) Pulitzer with its remaining television and radio broadcast assets and liabilities, the New Debt and certain other obligations was merged with and into the Company with the Company being the surviving corporation in the merger, in exchange for the issuance to Pulitzer stockholders of 37,096,774 shares of Series A Common Stock. Immediately after the merger, the Company repaid the New Debt through borrowings under its existing credit facility. In a related transaction after the merger, the Company acquired Pulitzer Sports, Inc., which holds a minority equity interest in the Arizona Diamondbacks baseball team, for a $5 million cash payment to New Pulitzer.

  Kelly Transaction. On January 5, 1999 (effective January 1, 1999 for accounting purposes) in the Kelly Transaction, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting in exchange for approximately $520 million in cash, subject to a working capital adjustment. As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement with Channel 58, Inc., a California corporation, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., a California corporation, for approximately $10 million in cash.

  Private Placement Debt. In late December 1998 and early January 1999, the Company issued $450 million aggregate principal amount of senior notes to institutional investors. The notes have a maturity of 12 years, with an average life of 10 years, and bear interest at 7.18% per annum.

  Market Share Repurchase. Simultaneously with the public announcement of the Pulitzer Transaction on May 26, 1998, the Company's Board authorized a market repurchase program (the "Repurchase Program") pursuant to which the Company may purchase, at such times and on such terms as it determines appropriate, up to $300 million of the Series A Common Stock. The Company's Board authorized the Repurchase Program in order to adjust the capital structure of the Company in respect of the debt to equity ratio in light of the significant amount of equity to be issued in the Pulitzer Transaction. As of March 22, 1999, the Company had, pursuant to the Repurchase Program, purchased 1,835,727 shares of Series A Common Stock for aggregate consideration of $54.0 million. In addition, at the time of the public announcement of the Pulitzer Transaction, Hearst Broadcasting notified the Company of its intention of purchase up to 10 million shares of Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of March 22, 1999, Hearst Broadcasting had purchased 5,012,125 shares of the Series A Common Stock for aggregate consideration of $154.8 million.

  NYSE Listing. On July 22, 1998, the Series A Common Stock was listed on the NYSE under the symbol "HTV." Prior to listing on NYSE, Series A Common Stock was quoted on the Nasdaq National Market under the symbol "HATV."

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

  Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, however, Fox effectively has evolved into the fourth major network, even though it produces seven hours less of prime time programming than the other major networks. In addition, UPN, The WB and, more recently, PaxTV have been launched as television networks. Stations that operate without network affiliations are referred to as "independent" stations. All of the Stations are affiliated with networks, although one of the Stations, WWWB, will become an independent station as of October 1, 1999.

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

  Television station revenues are derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation and revenues from studio or tower rental and commercial production activities. Advertising rates are set based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts. From time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television broadcast stations to provide advertising time to political candidates at no or reduced charge, which would eliminate in whole or in part advertising revenues from political candidates.

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

  Competition. The television broadcast industry is highly competitive. Some of the stations that compete with the Stations are owned and operated by large national or regional companies that may have greater resources, including financial resources, than the Company. Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station's competitive position include signal coverage and assigned frequency.

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

  The television broadcasting industry continually is faced with such technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Stations. Technological innovation, and the resulting proliferation of programming alternatives such as cable, direct satellite-to-home services, pay-per-view and home video and entertainment systems have fractionalized television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, cable television has captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other industry changes have increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase the Company's programming costs or impair its ability to acquire programming. In addition, new television networks such as UPN and The WB Network have created additional competition.

  The Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A majority of the daily programming on the Stations is supplied by the network with which each such station is affiliated. In time periods in which the network provides programming, the Stations are primarily dependent upon the performance of the network programs in attracting viewers. Each Station competes in non-network time periods based on the performance of its programming during such time periods, using a combination of self-produced news, public affairs and other entertainment programming, including news and syndicated programs, that such station believes will be attractive to viewers.

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

  Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems, wireless cable, satellite master antenna television systems and some low power, in-home satellite services. The Stations also face competition from high-powered direct broadcast satellite services, such as EchoStar and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

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

Federal Regulation of Television Broadcasting

  General. Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"), most recently amended further by the Telecommunications Act of 1996 (the "Telecommunications Act"). The Communications Act prohibits the operation of television broadcasting stations except under a license issued by the FCC and empowers the FCC, among other actions, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations' frequencies, locations and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act; impose penalties for violation of such regulations; and, impose fees for processing applications and other administrative functions. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

  Pulitzer Transaction. On March 18, 1999, pursuant to authority granted to it by the FCC, the Company consummated its acquisition of the Pulitzer Stations. Because the Company's acquisition of certain of the Pulitzer Stations is not in compliance with the FCC's existing television duopoly rule, which prohibits the common ownership of television broadcast stations with overlapping Grade B contours, the FCC's consent to the Pulitzer Transaction was subject to certain conditions.

  Because WGAL-TV, Lancaster, Pennsylvania, and WBAL-TV, Baltimore, Maryland have overlapping Grade A contours (and thus are not eligible for the conditional waiver discussed below), the FCC granted the Company a six-month waiver of the television duopoly rule to allow for the temporary common ownership of those stations. Accordingly, absent a modification of the rule to permit the common ownership of those stations or an extension of the temporary waiver period, the Company will be required to file an application with the FCC by September 18, 1999 to divest either WBAL-TV or WGAL-TV.

  Certain of the other stations acquired pursuant to the Pulitzer transaction have Grade B, but not Grade A, overlap with other of the Company's stations. The FCC currently has pending a rulemaking proceeding which, among other things, contemplates changes to the television duopoly rule to allow common ownership of television stations with overlapping Grade B contours as long as there is no overlap of the stations' Grade A contours and the stations are located in separate DMAs. The FCC has stated that it will grant conditional waivers of the television duopoly rule in circumstances in which these criteria are met. Such waivers will be conditioned on the outcome of the rulemaking. The FCC may require licensees subject to duopoly waivers conditioned on the outcome of the pending rulemaking proceeding to come into compliance with the duopoly rule if the rule is not changed to allow permanent common ownership of the stations. Some commentators, including the Company, have urged the FCC to eliminate the rule entirely, or to allow common ownership of stations licensed to communities in separate DMAs regardless of the amount of signal overlap. If the FCC's television duopoly rule is changed to allow common ownership of stations licensed to communities in separate DMAs, regardless of the amount of signal overlap, the Company would be permitted to continue to own both WBAL-TV and WGAL-TV.

  Pursuant to the policy adopted in the rulemaking proceeding, the FCC granted the Company conditional waivers allowing the common ownership of: (a) WWWB-TV, Lakeland, Florida, and WESH-TV, Daytona Beach, Florida; and (b) WLWT-TV, Cincinnati, Ohio, and WLKY-TV, Louisville, Kentucky. In each of those circumstances, the stations have no Grade A overlap and are located in separate DMAs. Absent the contemplated modification of the Commission's television duopoly rule to permit the common ownership of television stations in separate DMAs with overlapping Grade B (but not Grade A) signal contours, however, the Company likely will be required to come into compliance with the television duopoly rule within six months of completion of the rulemaking proceeding.

  Kelly Transaction. The Company consummated its acquisition of KCRA-TV, and the rights under the KQCA Time Brokerage Agreement, from Kelly on January 5, 1999. Currently, the Grade A contour of KCRA-TV overlaps with the Grade A contour of the Company's KSBW-TV, Salinas, California. An application seeking the modification of the facilities of KSBW-TV in a manner that would eliminate the Grade A (but not the Grade B) contour overlap between KSBW-TV and KCRA-TV was granted on October 13, 1998.

  Because of the signal contour overlap between KCRA and KSBW-TV, the FCC's consent to the acquisition of KCRA-TV was conditioned on (i) the Company completing the modification of the KSBW facilities that will eliminate the Grade A signal contour overlap between the stations by October 5, 1999; and
(ii) the outcome of the pending FCC rulemaking considering changes to the duopoly rule that would, if adopted, allow the common ownership of KCRA and the modified KSBW. As noted above, the FCC may require licensees subject to duopoly waivers conditioned on the outcome of the pending rulemaking proceeding to come into compliance with the duopoly rule if the rule is not changed to allow permanent common ownership of the stations.

  License Renewals. The process for renewal of broadcast station licenses as set forth under the Communications Act has undergone significant change as a result of the Telecommunications Act. Prior to the passage of the Telecommunications Act, television broadcasting licenses generally were granted or renewed for a period of five years upon a finding by the FCC that the "public interest, convenience and necessity" would be served thereby. Under the Telecommunications Act, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of up to eight years. The Telecommunications Act requires renewal of a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by a person other than the renewal applicant. Under the Telecommunications Act, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for renewal of license.

  The following table provides the expiration dates for the main station licenses of the Company's television stations:

                                            Expiration of
       Station                               FCC License
       -------                              -------------
       KMBC                              February 1, 2006
       KCWE                              *
       WISN                              December 1, 2005
       WLWT                              October 1, 2005
       KHBS                              June 1, 2005
       KHOG (satellite station of KHBS)  June 1, 2005
       WAPT                              June 1, 2005
       WPBF                              February 1, 2005
       WWWB                              February 1, 2005
       WBAL                              October 1, 2004
       WTAE                              August 1, 1999**
       WPTZ                              June 1, 1999**
       WCVB                              April 1, 1999**
       WNNE                              April 1, 1999**
       KITV                              February 1, 2007
       KHVO (satellite station of KITV)  February 1, 2007
       KMAU (satellite station of KITV)  February 1, 1999**
       KSBW                              December 1, 1998**
       KOCO                              June 1, 2006
       KCRA                              December 1, 2006
       KQCA                              December 1, 2006***
       WESH                              February 1, 2005
       WYFF                              December 1, 2004
       WDSU                              June 1, 2005
       WGAL                              August 1, 1999*
       WXII                              December 1, 2004
       WLKY                              August 1, 2005
       KOAT                              October 1, 2006
       KOCT (satellite station of KOAT)  October 1, 2006
       KOVT (satellite station of KOAT)  October 1, 2006
       KCCI                              February 1, 2006
       KETV                              June 1, 2006

--------
  * The Company provides certain management services to Hearst pursuant to a Management Agreement which allows Hearst to fulfill its obligations under a certain Programming Services and Time Brokerage Agreement between Hearst and KCWE-TV, Inc., the permittee of KCWE. KCWE, which has not yet been licensed by the FCC, is operated pursuant to Special Temporary Authorization ("STA"), which may, in the discretion of the FCC, be renewed at six-month intervals. An application for extension of the STA is pending at the FCC. The Company is not aware of any facts or circumstances that would prevent the renewal of KCWE's STA.
 ** Applications for renewal of these licenses are pending at the FCC.
       Petitions to deny the renewal applications will be due on or before July 1, 1999 for WGAL and WTAE and May 1, 1999 for WPTZ. The deadline for submission of petitions to deny the WCVB and WNNE renewal application was March 1, 1999. The deadline for submission of petitions to deny the KSBW renewal application was November 1, 1998. The

   Company is not aware of any facts or circumstances that would prevent the renewal of the licenses or authorizations for these stations.
*** The Company provides substantially all of the programming of, and provides other services to, KQCA pursuant to a Time Brokerage Agreement with the station's licensee.

  Ownership Regulation. The Communications Act, FCC rules and regulations and the Telecommunications Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. On a local basis, FCC rules currently allow an individual entity to have an attributable interest in only one television station in a market. Furthermore, FCC rules, the Communications Act or both generally restrict or prohibit the ability of an individual or entity to have an attributable interest, or cross-ownership, in a television station and in a radio station, daily newspaper or cable television system that is located in the same local market area served by the television station. Hearst has an attributable interest in the Company's broadcast stations and owns daily newspapers in various local markets which, under current FCC rules, restrict the Company's ability to acquire television stations in those markets. The FCC has instituted proceedings for the possible relaxation of certain of its rules regulating television station ownership, certain types of cross-ownership and the standards used to determine what types of interests are considered to be attributable under its rules. Among the proposals under consideration is whether to deem as attributable certain television local marketing agreements and, if deemed attributable, the extent to which currently effective agreements of this type should be exempted from any new FCC rules. Such attribution could implicate local television ownership rules that currently prohibit an entity from having an attributable interest in two stations serving the same market and could have a material effect on the arrangements between the Company and the licensee of KCWE and between the Company and licensee of KQCA. If the FCC's ultimate regulatory decision were to disfavor the continued validity of such joint operation agreements or Local Marketing Agreements (LMAs), then these agreements, in the worst case scenario, might be required to be terminated.

  The Telecommunications Act did not alter the FCC's newspaper/broadcast cross-ownership restrictions, but required the Commission to review this and all other cross-ownership rules biennially, beginning in 1998, to determine if they remain necessary. Elimination of the newspaper/television cross-ownership rule could enable the Company to acquire television stations in markets in which Hearst owns daily newspapers. There can be no assurances that the biennial review process will result in elimination of the rule. However, the FCC is presently considering whether to change the policy pursuant to which it considers waivers of the radio/newspaper cross-ownership rule.

  Alien Ownership. The Communications Act restricts the ability of foreign entities or individuals to own or hold certain interests in broadcast licenses. The Telecommunications Act, however, eliminated the restrictions on aliens serving as directors or officers of broadcast licensees or as directors or officers of entities holding interests in broadcast licensees.

Other Regulations, Legislation and Recent Developments Affecting Broadcast Stations

  General. The FCC has reduced significantly its past regulation of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, obscene and indecent programming, application procedures and other areas affecting the business or operations of broadcast stations.

  Children's Television Programming. The FCC has also adopted rules to implement the Children's Television Act of 1990, which, among other matters, limits the permissible amount of commercial matter in children's programs and requires each television station to present "educational and informational" children's programming. The FCC also has adopted renewal processing guidelines that effectively require television stations to broadcast an average of three hours per week of children's educational programming.

  Closed Captioning. The FCC has adopted rules requiring closed captioning of all broadcast television programming. The rules require generally that (i) 95% of all new programming first published or exhibited on or after January 1, 1998 must be closed captioned within eight years, and (ii) 75% of "old" programming which first aired prior to January 1, 1998 must be closed captioned within 10 years, subject to certain exemptions.

  Television Violence. The Telecommunications Act contains a number of provisions relating to television violence. First, pursuant to the Telecommunications Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the Telecommunications Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, half of all television receiver models with picture screens 13 inches or greater will be required to have the "V-chip" by July 1, 1999, and all such models will be required to have the "V-chip" by January 1, 2000. In addition, the Telecommunications Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

  Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit struck down the FCC's Equal Employment Opportunity regulations as unconstitutional. Recently, the FCC commenced a proceeding in which it proposed new rules that it suggests would not share the constitutional flaws of the former rules. It has invited public comment on its proposals. The Company cannot predict whether new rules will be adopted, the form of any such rules, or the impact of the rules on our operations.

  Distribution of Video Services by Telephone Companies. Recent actions by Congress, the FCC and the courts all presage significant future involvement in the provision of video services by telephone companies. The Company cannot predict either the timing or the extent of such involvement. These developments all relate to a former provision of the Communications Act that prohibited a local telephone company from providing video programming directly to subscribers within the company's telephone service areas. As applied by government regulators historically, the former provision prevented telephone companies from providing cable service over either the telephone network or a separate cable system located within the telephone service area. That provision has now been superseded by the Telecommunications Act, which provides for telephone company entry into the distribution of video services either under the laws and rules applicable to cable systems as operators of so-called "wireless cable systems", as common carriers or under new rules devised by the FCC for "open video systems" subject to certain common carrier requirements.

  The 1992 Cable Act. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992, which, among other matters, includes provisions respecting the carriage of television stations' signals by cable television systems. The signal carriage, or "must carry," provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. Cable systems and other multi-channel video programming distributors must obtain retransmission consent to carry all distant commercial stations other than "super stations" delivered via satellite.

  In March 1997, the U.S. Supreme Court upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. As a result, the regulatory scheme promulgated by the FCC to implement the must-carry provisions of the 1992 Cable Act remains in effect. Whether and to what extent such must-carry rights will extend to the new digital television signals (see below) to be broadcast by licensed television stations, including those owned by us, over the next several years is still a matter to be determined in an ongoing rulemaking proceeding initiated by the FCC in July 1998. The Company's television stations are highly dependent on their carriage by cable systems in the areas they serve. Thus, FCC rules that impose no or limited obligations on cable systems and other multi-channel video programming distributors to carry the digital signals of television broadcast stations in their local markets could adversely affect the Company's operations.

  Advanced Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

  Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC is requiring that affiliates of ABC, CBS, Fox and NBC in the top 10 television markets begin digital broadcasting by May 1, 1999. Many stations, including several of the Company's stations, have already begun digital broadcasting. Affiliates of the four major networks in the top 30 markets must begin digital broadcasting by November 1, 1999, and all other broadcasters must follow suit by May 1, 2002.

  The Company's digital television implementation schedule is as follows:

                                                                    FCC Mandated
                                                                     Timetable
                                                                        For
                                                                    Construction
                                            Market  Analog    DTV      of DTV
           Station (Affiliation)            Rank(1) Channel Channel  Facilities
------------------------------------------- ------- ------- ------- ------------
WCVB, Boston, MA (ABC).....................     6       5      20    May 1, 1999
WWWB, Tampa, FL (WB)(2)....................    15      32      19    May 1, 2002
WTAE, Pittsburgh, PA (ABC).................    19       4      51   Nov. 1, 1999
KCRA, Sacramento, CA (NBC).................    20       3      35   Nov. 1, 1999
KQCA, Sacramento, CA (WB)..................    20      58      46    May 1, 2002
WESH, Daytona Beach, FL (NBC)..............    22       2      11   Nov. 1, 1999
WBAL, Baltimore, MD (NBC)..................    23      11      59   Nov. 1, 1999
WLWT, Cincinnati, OH (NBC).................    30       5      35   Nov. 1, 1999
WISN, Milwaukee, WI (ABC)..................    32      12      34    May 1, 2002
KMBC, Kansas City, MO (ABC)................    31       9      14    May 1, 2002
KCWE, Kansas City, MO (WB)(2)..............    31      29      31    May 1, 2002
WYFF, Greenville, SC (NBC).................    35       4      59    May 1, 2002
WDSU, New Orleans, LA (NBC)................    41       6      43    May 1, 2002
KOCO, Oklahoma City, OK (ABC)..............    43       5      16    May 1, 2002
WPBF, W. Palm Bch, FL (ABC)(2).............    44      25      16    May 1, 2002
WGAL, Lancaster, PA (NBC)..................    45       8      58    May 1, 2002
WXII, Winston-Salem, NC (NBC)..............    46      12      31    May 1, 2002
KOAT, Albuquerque, NM (ABC)................    48       7      21    May 1, 2002
KOCT, Carlsbad, NM (ABC)...................    48       6      19    May 1, 2002
KOVT, Silver City, NM (ABC)................    48      10      12    May 1, 2002
KOFT, Farmington, NM (ABC).................    48       3       8    May 1, 2002
WLKY, Louisville, KY (CBS).................    50      32      26    May 1, 2002
KCCI, Des Moines, IA (CBS).................    69       8      31    May 1, 2002
KITV, Honolulu, HI (ABC)...................    71       4      40    May 1, 2002
KMAU, Wailuku, HI (ABC)....................    71      12      29    May 1, 2002
KHVO, Hilo, HI (ABC).......................    71      13      18    May 1, 2002
KETV, Omaha, NE (ABC)......................    74       7      20    May 1, 2002
WAPT, Jackson, MS (ABC)....................    90      16      21    May 1, 2002
WPTZ, Plattsburgh, NY (NBC)................    91       5      14    May 1, 2002
WNNE, Hartford, VT (NBC)...................    91      31      25    May 1, 2002
KHBS, Fort Smith, AR (ABC).................   116      40      21    May 1, 2002
KHOG, Fayetteville, AR (ABC)...............   116      29      15    May 1, 2002
KSBW, Monterey, CA (NBC)...................   122       8      43    May 1, 2002

--------
(1) Market rank is based on the relative size of the DMA among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1997-98 season.
(2) WWWB-TV and WPBF-TV are managed by the Company under the Management Agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under Program Services and Time Brokerage Agreement with KCWE-TV, Inc. the permittee of KCWE.

  The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given case:

  . one or more television stations affiliated with ABC, CBS, NBC or Fox in a market is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or

  . less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

  The FCC is currently considering whether cable television system operators should be required to carry stations' digital television signals in addition to the currently required carriage of stations' analog signals. In July 1998, the FCC issued a Notice of Proposed Rulemaking posing several different options for the carriage of digital signals and solicited comments from all interested parties. The FCC has yet to issue a decision on this matter.

  Implementation of digital television will improve the technical quality of television signals received by viewers. However, the implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility cost. There can be no assurance that our television stations will be able to increase revenue to offset such costs. The cost to enable a television station to provide a "pass through" DTV signal is approximately two to three million dollars, and can be higher if new tower facilities are required. The FCC is also considering imposing new public interest requirements on television licensees in exchange for their receipt of digital television channels. In addition, the Telecommunications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum to offer subscription-based services. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC's present digital television implementation plan or such future actions on the Company's business. The Company will incur considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

  Direct Broadcast Satellite Systems. There are currently in operation several direct broadcast satellite systems that serve the United States. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. Direct broadcast satellite systems claim to provide visual picture quality comparable to that found in movie theaters and aural quality comparable to digital audio compact disks. The Company cannot predict the impact of direct broadcast satellite systems on the Company's business.

  In 1988, Congress passed the Satellite Home Viewer Act ("SHVA"), which grants DBS operators the right to provide, for a fee established by the Copyright Office, network television signals to "unserved households." To be an unserved household with respect to a particular network, the household must not be able to receive, using a conventional rooftop antenna, the television signal of the network's local affiliate at a specified intensity. Recently, litigation has arisen in several federal district courts concerning the delivery of network programming to subscribers by satellite pursuant to SHVA. Two district courts have determined that certain satellite providers were providing service in violation of the unserved household restrictions and have ordered the satellite providers to comply with the restriction. In addition, legislation has been introduced in Congress to amend the SHVA in a manner that would affect the right of DBS providers to transmit network signals. The Company cannot predict what the results of any judicial, regulatory, and legislative efforts will be, or what effect they will have on the Company's television broadcasting business.

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

Employees

  As of December 31, 1998, the Company had approximately 1,569 full-time employees and 209 part-time employees. A total of approximately 545 employees are represented by four unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, and the Directors Guild of America). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. Each Station's real properties generally include owned or leased offices, studios, transmitter sites and antenna sites. Typically, offices and main studios are located together, while transmitters and antenna sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 1998. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

                                                     Owned or    Approximate
Station/Property Location             Use             Leased         Size
---------------------------- ---------------------- ----------- --------------
Corporate                    Washington D.C. Office   Leased    3,191 sq. ft.
                             New York Office          Leased    18,075 sq. ft.
                             San Antonio Office       Leased    3,674 sq. ft.

WLWT                         Office and studio        Leased    60,000 sq. ft.
 Cincinnati, OH              Tower and transmitter     Owned      4.2 acres
                             Office and studio         Owned    54,000 sq. ft.
                             Office and studio         Owned    12,585 sq. ft.

KOCO                         Office and studio         Owned    28,000 sq. ft.
 Oklahoma City, OK           Tower and transmitter     Owned       85 acres

KITV                         Office and studio         Owned    35,000 sq. ft.
 Honolulu, HI                Tower and transmitter    Leased     130 sq. ft.
                             Tower and transmitter    Leased     300 sq. ft.
                             Tower and transmitter    Leased        1 acre

WAPT                         Office and studio         Owned    8,600 sq. ft.
 Jackson, MS                 Tower and transmitter     Owned       25 acres

KHBS                         Office and studio         Owned    46,031 sq. ft.
 Fort Smith/Fayetteville, AR Office and studio        Leased    1,110 sq. ft.
                             Tower and transmitter    Leased      2.5 acres
                             Tower and transmitter     Owned      26.7 acres

WCVB                         Office and studio        Leased    90,002 sq. ft.
 Boston, MA                  Office and studio        Leased    5,337 sq. ft.
                             Office and studio        Leased    8,628 sq. ft.

WTAE                         Office and studio         Owned    68,033 sq. ft.
 Pittsburgh, PA              Tower and transmitter     Owned       37 acres

WBAL                         Office and studio         Owned    65,000 sq. ft.
Baltimore, MD                Tower and transmitter  Partnership   3.5 acres

WISN                         Office and studio         Owned    88,000 sq. ft.
 Milwaukee, WI               Tower and transmitter     Owned      5.5 acres

KMBC                         Office and studio        Leased    58,514 sq. ft.
 Kansas City, MO             Tower and transmitter     Owned      11.6 acres

WNNE                         Office and studio        Leased    5,600 sq. ft.
 Burlington, VT              Tower and transmitter    Leased          --

WPTZ                         Office and studio         Owned    12,800 sq. ft.
 Plattsburgh, NY             Office and studio        Leased    3,900 sq. ft.
                             Tower and transmitter     Owned     13.25 acres

KSBW                         Office and studio         Owned    85,726 sq. ft.
 Monterey-Salinas, CA        Tower and transmitter     Owned     160.2 acres


  In addition the Company acquired the following properties as a result of the Kelly Transaction and the Pulitzer Transaction:

Station/Property                                    Owned or       Approximate
Location                        Use                  Leased            Size
------------------   --------------------------     ---------     --------------
KCRA/KQCA            Office, studio, tower          Owned and     82,500 sq. ft.
 Sacramento, CA      and transmitter                 Leased       6,000 sq. ft.

KOAT                 Studio                           Owned       39,700 sq. ft.
 Albuquerque, NM     Tower and transmitter           Leased       9,200 sq. ft.

KETV                 Studio and transmitter           Owned       38,000 sq. ft.
 Omaha, NE           Studio and transmitter          Leased        600 sq. ft.

WGAL                 Studio and tower                 Owned       58,900 sq. ft.
 Lancaster, PA       Office                          Leased       2,400 sq. ft.

WXII                 Office, studio, tower          Owned and     41,100 sq. ft.
 Winston-Salem, NC   and transmitter                 Leased        600 sq. ft.

WYFF                 Office, studio and             Owned and     53,600 sq. ft.
 Greenville, SC      transmitter                     Leased       2,300 sq. ft.

WDSU                 Studio and transmitter           Owned       50,500 sq. ft.
  New Orleans, LA

WLKY                 Office, studio and               Owned       41,342 sq. ft.
 Louisville, KY      transmitter

WESH                 Studio, transmitter, tower       Owned       61,300 sq. ft.
 Orlando, FL         Office                          Leased        1,300 sq. ft.
 Daytona Beach, FL   Studio and office                Owned       28,100 sq. ft.

KCCI                 Studio, tower and                Owned       53,350 sq. ft.
 Des Moines, IO      transmitter

KTAR-AM/KMVP-AM/     Studio and transmitter           Owned       23,530 sq. ft.
 KKLT-FM

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of July 22, 1998, the Series A Common Stock has been listed on the NYSE under the symbol "HTV." Prior to listing on NYSE the Series A Common Stock was quoted on the Nasdaq National Market under the Symbol "HATV." Prior to the consummation of the Hearst Transaction, shares of Series A Common Stock of Argyle were traded on the Nasdaq National Market under the Symbol "ARGL."

  The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Common Stock of Argyle prior to the consummation of the Hearst Transaction on August 29, 1997 and of the Series A Common Stock subsequent to the consummation of the Hearst Transaction, on the Nasdaq National Market or the NYSE, as the case may be.

                                                                    High   Low
                                                                   ------ ------
      1997
        First Quarter............................................. 29 1/8 23 7/8
        Second Quarter............................................ 25 1/2 22 1/2
        Third Quarter............................................. 30 5/8 24 7/8
        Fourth Quarter............................................ 32 5/8 26 1/4
      1998
        First Quarter............................................. 38     27 1/4
        Second Quarter............................................ 41 1/4 32 5/8
        Third Quarter............................................. 40 1/4 31 5/8
        Fourth Quarter............................................ 33 1/4   24

  On March 22, 1999, the closing price for the Series A Common Stock on the NYSE was $24.375, and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 525.

  The Company has not paid any dividends on the Series A Common Stock or the Series B Common Stock since inception and does not expect to pay any dividends on either class in the immediate future. The Company's Credit Facility with The Chase Manhattan Bank limits the ability of the Company to pay dividends under certain conditions.

  The Company issued 100% of the Series B Common Stock to Hearst as part of the Hearst Transaction and related transactions. Of the shares of the Series B Common Stock, the Company issued 38,611,002 on August 29, 1997 and 2,687,646 shares on December 30, 1997. The Company issued the Series B Common Stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company issued the Series B Common Stock to Hearst as consideration for the contribution of the assets and properties of Hearst's broadcast group and the assumption of $275 million of Hearst's long-term debt. Each share of Series B Common Stock is immediately convertible into one share of Series A Common Stock.

  All of the outstanding shares of the Series B Common Stock are required to be held by Hearst or a Permitted Transferee (as defined below). All such shares are currently held by Hearst Broadcasting, a wholly owned subsidiary of Hearst. No holder of shares of the Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iii) any entity controlled by Hearst (each a "Permitted Transferee"). The Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Amended and Restated Certificate of Incorporation and to applicable securities laws limitations. If at any time the Permitted Transferees first hold in the aggregate less than 20% of all shares of the Common Stock that are then issued and outstanding, then each issued and outstanding share of the Series B Common Stock automatically will be converted into one fully paid and nonassessable share of Series A Common Stock, and the Company will not be authorized to issue any additional shares of Series B Common Stock. Notwithstanding any other provision to the contrary, no holder of Series B Common Stock shall (i) transfer any shares of Series B Common Stock; (ii) convert Series B Common Stock; or, (iii) be entitled to receive any cash, stock, other securities or other property with respect to or in exchange for any shares of Series B Common Stock in connection with any merger or consolidation or sale or conveyance of all or substantially all of the property or business of the Company as an entity, unless all necessary approvals of the FCC as required by the Communications Act, and the rules and regulations thereunder have been obtained or waived.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. ("Argyle") and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., "Hearst-Argyle" or the "Company") (the "Hearst Transaction"). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The presentation of the historical consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group, the accounting acquiror. Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations with STC Broadcasting, Inc. and certain related entities (collectively "STC") for KSBW, the NBC affiliate serving the Monterey-- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "STC Swap") (see Note 3 of the notes to the consolidated financial statements). On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co. and Kelleproductions, Inc. (the "Kelly Transaction") (see
Note 18 of the notes to the consolidated financial statements). On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company (the "Pulitzer Merger") (see Note 18 of the notes to the consolidated financial statements). The pro forma consolidated financial data for the year ended December 31, 1998 has been prepared as if the STC Swap, the Kelly Transaction, the Pulitzer Merger and the financings (the Credit Facility and the Offerings (see Notes 6 and 9 of the notes to the consolidated financial statements)) had been completed as of January 1, 1998. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.

                         HEARST-ARGYLE TELEVISION, INC.
                     (In thousands, except per share data)

                                        Years Ended December 31,
                          -------------------------------------------------------
                                                                           Pro
                                           Historical                     Forma
                          ---------------------------------------------  --------
                            1994     1995     1996    1997(a)   1998(b)  1998(c)
                          -------- -------- -------- --------  --------  --------
Statement of income
 data:
Total revenues..........  $259,459 $279,340 $283,971 $333,661  $407,313  $731,029
Station operating
 expenses...............   106,281  117,535  121,501  142,096   173,880   323,610
Amortization of program
 rights.................    40,266   38,619   40,297   40,129    42,344    63,930
Depreciation and
 amortization...........    23,071   22,134   16,971   22,924    36,420   127,688
                          -------- -------- -------- --------  --------  --------
Station operating
 income.................    89,841  101,052  105,202  128,512   154,669   215,801
Corporate expenses......     8,007    7,857    7,658    9,527    12,635    15,800
                          -------- -------- -------- --------  --------  --------
Operating income........    81,834   93,195   97,544  118,985   142,034   200,001
Interest expense, net...    22,678   22,218   21,235   32,484    39,555   124,138
                          -------- -------- -------- --------  --------  --------
Income before income
 taxes and extraordinary
 item...................    59,156   70,977   76,309   86,501   102,479    75,863
Income taxes............    25,265   30,182   31,907   35,363    42,796    36,414
                          -------- -------- -------- --------  --------  --------
Income before
 extraordinary item.....    33,891   40,795   44,402   51,138    59,683    39,449
Extraordinary item (d)..       --       --       --   (16,212)  (10,826)      --
                          -------- -------- -------- --------  --------  --------
Net income..............    33,891   40,795   44,402   34,926    48,857    39,449
Less preferred stock
 dividends (e)..........       --       --       --      (711)   (1,422)   (1,422)
                          -------- -------- -------- --------  --------  --------
Income applicable to
 common stockholders....  $ 33,891 $ 40,795 $ 44,402 $ 34,215  $ 47,435  $ 38,027
                          ======== ======== ======== ========  ========  ========
Income per common
 share--basic:
Income before
 extraordinary item.....  $   0.82 $   0.99 $   1.08 $   1.13  $   1.09  $   0.42
                          ======== ======== ======== ========  ========  ========
Net income..............  $   0.82 $   0.99 $   1.08 $   0.77  $   0.89  $   0.42
                          ======== ======== ======== ========  ========  ========
Number of shares used in
 the calculation (f)....    41,299   41,299   41,299   44,632    53,483    90,580
                          ======== ======== ======== ========  ========  ========
Income per common
 share--diluted:
Income before
 extraordinary item.....  $   0.82 $   0.99 $   1.08 $   1.13  $   1.08  $   0.42
                          ======== ======== ======== ========  ========  ========
Net income..............  $   0.82 $   0.99 $   1.08 $   0.77  $   0.88  $   0.42
                          ======== ======== ======== ========  ========  ========
Number of shares used in
 the calculation (f)....    41,299   41,299   41,299   44,674    53,699    90,796
                          ======== ======== ======== ========  ========  ========

See notes on the following pages.

                         HEARST-ARGYLE TELEVISION, INC.

                     (In thousands, except per share data)

                                            Years Ended December 31,
                          -----------------------------------------------------------------
                                             Historical                          Pro Forma
                          -----------------------------------------------------  ----------
                            1994       1995      1996      1997(a)     1998(b)     1998(c)
                          ---------  --------  --------  ----------  ----------  ----------
Other data:
Broadcast cash flow
 (g)....................  $ 113,999  $123,038  $117,947  $  150,972  $  190,486  $  346,271
Broadcast cash flow
 margin (h).............       43.9%     44.0%     41.5%       45.2%       46.8%       47.4%
Operating cash flow
 (i)....................  $ 108,749  $117,087  $109,457  $  141,445  $  177,851  $  330,471
Operating cash flow
 margin (j).............       41.9%     41.9%     38.5%       42.4%       43.7%       45.2%
After-tax cash flow
 (k)....................  $  56,962  $ 62,929  $ 61,373  $   74,062  $   96,103  $  167,137
Cash flow provided by
 operating activities...  $  44,460  $ 61,185  $ 65,801  $   67,689  $  133,638  $  208,675
Cash flow used in
 investing activities...  $  (8,430) $ (8,621) $ (7,764) $ (131,973) $  (47,531)    (m)
Cash flow provided by
 (used in) financing
 activities.............  $ (33,584) $(52,020) $(58,145) $   74,161  $  282,114     (m)
Capital expenditures....  $   8,430  $  8,621  $  7,764  $   21,897  $   22,722         N/A
Program payments........  $  39,179  $ 38,767  $ 44,523  $   40,593  $   42,947  $   61,148
Balance sheet data (at
 year end):
Cash and cash
 equivalents............  $   2,446  $  2,990  $  2,882  $   12,759  $  380,980  $    8,215
Total assets............  $ 387,984  $385,406  $366,956  $1,044,482  $1,421,140  $3,920,002
Total debt (including
 current portion).......        N/A       N/A       N/A  $  490,000  $  842,596  $1,712,596
Divisional/Stockholders'
 equity (l).............  $ 283,988  $272,762  $259,020  $  326,654  $  324,390  $1,291,132

See notes on the following pages.

                       NOTES TO SELECTED FINANCIAL DATA

(a) The Hearst Transaction was consummated on August 29, 1997. The selected financial data includes results from (i) WCVB, WTAE, WBAL, WISN, KMBC and WDTN for the entire period presented; (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO and the Company's share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC/WPRI with the owner of another television station in the same market (the "Clear Channel Venture") from September 1 through December 31, 1997; and, (iii) management fees derived by the Company from WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations") from September 1 through December 31, 1997.
(b) Includes results from (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN and KMBC for the entire period presented; (ii) fees derived by the Company from the Managed Stations for the entire period presented; and, (iii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1, through May 31, 1998 and KSBW and WPTZ/WNNE from June 1 through December 31, 1998.
(c) Includes the results of operations of Argyle, the Hearst Broadcast Group, the management fees derived by the Company from the Managed Stations, Kelly Broadcasting Co., Kelleproductions, Inc. and Pulitzer Broadcasting Company on a combined pro forma basis as if the STC Swap, the Kelly Transaction and the Pulitzer Merger had occurred at the beginning of the period presented.
(d) Represents the write-off of unamortized financing costs and premiums paid upon early extinguishment of Hearst-Argyle debt.
(e) Gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(f) The number of shares used in the per share calculation reflects retroactively approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.
(g) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.
(h) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.
(i) Operating cash flow is defined as operating income, plus depreciation and amortization, write-down of intangible assets and amortization of program rights, minus program payments, plus non-cash compensation. The Company has included operating cash flow data, also known as EBITDA, because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Operating cash flow is also used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt. Operating cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.
(j) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.
(k) After-tax cash flow is defined as income before extraordinary item plus depreciation and amortization. The Company has included after-tax cash flow data because management utilizes and believes that such data are commonly used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt and as an alternative determinant of enterprise value. After-tax cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.
(l) Divisional/Stockholders' equity includes net amounts due to Hearst and affiliates for the periods prior to September 1, 1997. Hearst-Argyle has not paid any dividends on its common stock since inception.
(m) The cash flow data for investing activities and financing activities is not determinable for pro forma purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc.") (the "Company"). The merger transaction is referred to as the "Hearst Transaction". The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WWWB, WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. See Note 13 of the notes to the consolidated financial statements.

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations with STC Broadcasting, Inc. and certain related entities (collectively "STC") for KSBW, the NBC affiliate serving the Monterey--Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY-- Burlington, VT, television market (the "STC Swap"). See Note 3 of the notes to the consolidated financial statements.

  The following discussion of results of operations does not include the full-year pro forma effects of the Hearst Transaction (for 1996 and 1997) or the STC Swap (for 1996, 1997 and 1998).

  Results of operations for the year ended December 31, 1998 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO and management fees derived by the Company from the Managed Stations for the entire period;
(ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31; and, (iii) KSBW and WPTZ/WNNE from June 1 through December 31. Results of operations for the year ended December 31, 1997 include: (i) the Hearst Broadcast Group for the entire period presented; and, (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO; the Company's share of the Clear Channel Venture and management fees derived by the Company from the Managed Stations from September 1 through December 31. Results of operations for the year ended December 31, 1996 include the Hearst Broadcast Group for the entire period.

 Year Ended December 31, 1998
 Compared to Year Ended December 31, 1997

  Total revenues. Total revenues in the year ended December 31, 1998 were $407.3 million, as compared to $333.7 million in the year ended December 31, 1997, an increase of $73.6 million or 22.1%. The increase was primarily attributable to (i) the Hearst Transaction and the net effect of the STC Swap, which added $56.6 million and $3.1 million, respectively, to 1998 total revenues and (ii) an increase in political advertising revenues of $15.6 million, which was offset by a decrease in national advertising revenues of $3.7 million.

  Station operating expenses. Station operating expenses in the year ended December 31, 1998 were $173.9 million, as compared to $142.1 million in the year ended December 31, 1997, an increase of $31.8 million or 22.4%. The increase was primarily attributable to the Hearst Transaction and to the net effect of the STC Swap, which added $28.4 million and $1.2 million, respectively, to 1998 station operating expenses.

  Amortization of program rights. Amortization of program rights in the year ended December 31, 1998 was $42.3 million, as compared to $40.1 million in the year ended December 31, 1997, an increase of $2.2 million or 5.5%. The increase is primarily attributable to (i) the Hearst Transaction and (ii) new programs purchased for favorable time-slots (late fringe time periods) in certain central time zone markets which added $3.3 million and $ 0.4 million, respectively, to amortization of program rights during 1998. This increase was offset by a decrease in amortization of program rights of (i) $0.7 million due to the net effect of the STC Swap and (ii) $1 million due to lower cost replacement programming in several markets.

  Depreciation and amortization. Depreciation and amortization of intangible assets was $36.4 million in the year ended December 31, 1998, as compared to $22.9 million in the year ended December 31, 1997, an increase of approximately $13.5 million or 59%. This increase is primarily attributable to the Hearst Transaction which added $12.8 million to 1998 depreciation and amortization expense.

  Station operating income. Station operating income in the year ended December 31, 1998 was $154.7 million, compared to $128.5 million in the year ended December 31, 1997, an increase of $26.2 million or 20.4%, due to the items discussed above.

  Corporate general and administrative expenses. Corporate general and administrative expenses were $12.6 million in the year ended December 31, 1998, compared to $9.5 million in the year ended December 31, 1997, an increase of $3.1 million or 32.6%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

  Interest expense, net. Interest expense, net was $39.6 in the year ended December 31, 1998, as compared to $32.5 million in the year ended December 31, 1997, an increase of $7.1 million or 21.8%. This increase in interest expense, net was attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. In addition, interest expense, net was decreased in the year ended December 31, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. See Note 3 of the notes to the consolidated financial statements.

  Income taxes. Income tax expense was $42.8 million for the year ended December 31, 1998, as compared to $35.4 million for the year ended December 31, 1997, an increase of $7.4 million of 20.9%. The effective rate was 41.8% for the year ended December 31, 1998 as compared to 40.9% for the year ended December 31, 1997. This represents federal and state income taxes as calculated on the Company's income before income taxes and extraordinary item for the years ended December 31, 1998 and 1997. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Hearst Transaction and the increase in the state and local income tax provision.

  Extraordinary item. The Company recorded an extraordinary item of $10.8 million net of the related income tax benefit, in 1998. This extraordinary item resulted from an early repayment of $102.4 million of the Company's Senior Subordinated Notes. The extraordinary item includes the write-off of unamortized deferred financing costs associated with the Senior Subordinated Notes, the payment of a premium for the early repayment and the related expenses incurred.

  Net income. Net income totaled $48.9 million in the year ended December 31, 1998 compared to $34.9 million in the year ended December 31, 1997 an increase of $14 million or 40.1%, due to the items discussed above.

  Broadcast Cash Flow. Broadcast cash flow totaled $190.5 million in the year ended December 31, 1998 as compared to $151 million in the year ended December 31, 1997, an increase of $39.5 million or 26.2%. The increase in broadcast cash flow resulted primarily from (i) the Hearst Transaction and the STC Swap which added $24.7 million and $2.6 million, respectively, to broadcast cash flow during 1998 and (ii) an increase in political advertising revenues of $15.6 million period to period which was partially offset by a decrease in national advertising of $3.7 million period to period. Broadcast cash flow margin increased to 46.8% in 1998 from 45.2% in 1997. Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets plus amortization of program rights, and minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

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

  Amortization of program rights. Amortization of program rights in the year ended December 31, 1997 was $40.1 million, as compared to $40.3 million in the year ended December 31, 1996, a decrease of $0.2 million or 0.5%. The decrease was primarily attributable to a decrease of $1.4 million in Hearst Broadcast Group amortization of program rights due to: (i) the replacement of certain programming at lower costs in multiple Hearst Broadcast Group markets and (ii) the renegotiations of a certain programming contract at a lower rate. This was offset by the Hearst Transaction, which added $1.3 million to amortization of program rights during 1997.

  Depreciation and amortization. Depreciation and amortization of intangible assets was $22.9 million in the year ended December 31, 1997, as compared to $17 million in the year ended December 31, 1996, an increase of $5.9 million or 34.7%. The increase was primarily attributable to the Hearst Transaction, which added $7.3 million to depreciation and amortization of intangibles during 1997. This was offset by a decrease in amortization of $1.3 million due to a portion of the intangible assets that became fully amortized during 1996.

  Station operating income. Station operating income in the year ended December 31, 1997 was $128.5 million, as compared to $105.2 million in the year ended December 31, 1996, an increase of $23.3 million or 22.1%. The station operating income increase was due to the items discussed above.

  Corporate general and administrative expenses. Corporate general and administrative expenses were $9.5 million in the year ended December 31, 1997, as compared to $7.7 million in the year ended December 31, 1996, an increase of $1.8 million or 23.4%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

  Interest expense, net. Interest expense, net was $32.5 million in the year ended December 31, 1997, as compared to $21.2 million in the year ended December 31, 1996, an increase of $11.3 million or 53.3%. This increase in interest expense was primarily attributable to a larger outstanding debt balance in 1997 than in 1996, which was the result of the Hearst Transaction.

  Income taxes. Income tax expense was $35.4 million in the year ended December 31, 1997, as compared to $31.9 million in the year ended December 31, 1996, an increase of $3.5 million or 11%. The effective rate was 40.9% in the year ended December 31, 1997 as compared to 41.8% in the year ended December 31, 1996. This represents federal and state income taxes as calculated on the Company's income before income taxes and extraordinary item in the year ended December 31, 1997 and 1996. The decrease in the effective rate relates primarily to the decrease in non-deductible amortization of intangible assets described above.

  Extraordinary item. The Company recorded an extraordinary item of $16.2 million, net of the related income tax benefit, in 1997. This extraordinary item resulted from a refinancing of the Company's $275 million private placement debt (assumed in connection with the Hearst Transaction) and $45 million of the Company's Senior Subordinated Notes in December 1997. The extraordinary item includes the write-off of the pro rata portion of the unamortized financing costs associated with the Senior Subordinated Notes and the payment of a premium for both refinancings.

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

  Broadcast Cash Flow. Broadcast cash flow was $151 million in the year ended December 31, 1997, as compared to $117.9 million in the year ended December 31, 1996, an increase of $33.1 million or 28.1%. The broadcast cash flow increase resulted primarily from the Hearst Transaction, which added $14.5 million to broadcast cash flow during 1997. In addition, the increase was due to an increase, at certain Hearst Broadcast Group stations, in local and to a lesser degree national advertising. Broadcast cash flow margin increased to 45.2% in 1997 from 41.5% in 1996. Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets plus amortization of program rights, and minus program payments. The Company has included broadcast cash flow data because management utilizes and believes such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

  Upon completion of the Hearst Transaction on August 29, 1997, the Company entered into a $1 billion syndicated credit facility with Chase Manhattan Bank (the "Credit Facility"). As of December 31, 1998, there was no amount outstanding under the Credit Facility. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

  On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co. ("Kelly Broadcasting") for approximately $520 million and substantially all of the assets and certain liabilities of Kelleproductions, Inc. for approximately $10 million. See Note 18 of the notes to the consolidated financial statements. In connection with this transaction, the Company issued $340 million and $110 million in senior notes (the "Private Placement Debt") in December 1998 and January 1999, respectively. The remainder of the purchase price was funded using a combination of borrowings under the existing Credit Facility and available cash. See Notes 6 and 18 of the notes to the consolidated financial statements.

  On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Co. ("Pulitzer") in a merger transaction. In connection with this transaction, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders and assumed $700 million in debt. The Company borrowed approximately $715 million under the Credit Facility to refinance the assumed debt and pay related transaction expenses. See Note 18 of the notes to the consolidated financial statements.

  These borrowings will increase the Company's interest expense by approximately $85 million per year. The Company anticipates that, based upon 1998 earnings levels of Pulitzer Broadcasting Company and Kelly Broadcasting, the increase in interest expense and amortization of intangible assets will result in a decrease in the combined income before extraordinary item of the Company, Pulitzer Broadcasting Company and Kelly Broadcasting of approximately $20 million. However, such increase in interest expense will be funded from the increase in cash flow from operations due to the Pulitzer and Kelly Broadcasting transactions.

  The Company will implement an employee stock purchase plan (the "Stock Purchase Plan") during the second quarter of 1999. The Stock Purchase Plan will allow employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue Code of 1986, as amended.

  The Company anticipates it will issue shares of the Company's common stock to Hearst for $100 million prior to July 1, 1999 to avail itself of certain more favorable leverage covenants contained in the Company's Private Placement Debt agreements, more favorable interest rates under the Credit Facility and to position the Company for growth. The fair market value of any shares to be issued to Hearst pursuant to this equity issuance would be the value per share on the date of each issuance as determined by the Company's Board of Directors and by a committee of the Company's independent directors. If completed, the Company would apply the proceeds of this equity issuance to the repayment of a portion of the outstanding balance under its Credit Facility. The equity issuance is not required by the terms of the Private Placement Debt or the Credit Facility and there can be no assurance that such issuance will occur.

  Capital expenditures were $21.9 million and $22.7 million in 1997 and 1998, respectively. The Company invested approximately $8.8 million in special projects/buildings including its new station facility at WLWT, approximately $3.9 million in digital conversion projects at various stations and $10 million in maintenance projects, during 1998.

  The Company anticipates that its primary sources of cash, those being, current cash balances, operating cash flow and amounts available under the Credit Facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures of the Company for both the next 12 months and the foreseeable future thereafter.

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

Year 2000 Readiness Disclosure

 State Of Readiness

  The Company has undertaken various initiatives intended to ensure that its information assets ("IT Assets") and non-IT Assets with embedded microprocessors will function properly with respect to dates in the Year 2000 and thereafter. The Company has implemented a comprehensive plan (the "Plan") including the following phases: (i) the identification of mission-critical operating systems and applications and the inventory of all hardware and software at risk of being date sensitive to Year 2000 related problems (collectively, "Year 2000 problems"); (ii) assessment and evaluation of these systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and, (iv) compliance testing of the systems. The Plan's goal is either to certify systems as Year 2000 compliant or to determine and fund the correction of the affected systems. To achieve this goal, the Company has established Year 2000 teams that are responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to overcome and resolve the Year 2000 problems.

  To date, significant progress on each of the four phases of the Plan has been made. The status of the Plan's completion is as follows:

    (i) The Company has identified all mission-critical operating systems. As of March 22, 1999, approximately 85% of the inventory phase of the Plan has been completed and the Company expects to complete this phase by early April 1999.

    (ii) As of March 22, 1999, the Company has completed approximately 80% of the assessment and evaluation phase of the systems inventoried. The Company expects to complete this phase of the Plan by the end of April 1999. This phase includes inquiring formally into the Year 2000 readiness of the Company's third-party vendors, suppliers and service providers to determine the impact of the Year 2000 on the technology they have supplied and their plans to address any potential Year 2000 problems. The Company has received responses from approximately 70% of the companies identified.

    (iii) As of March 22, 1999, the Company has completed approximately 70% of the phase which entails modification, upgrade and replacement of affected systems. The Company continues to identify systems that require remediation and replacement and will schedule the repair or replacement of non-compliant systems as they are identified. Completion of this phase which entails modification, upgrade and replacement to affected systems is expected to occur by the end of the third quarter in 1999.

    (iv) As of March 22, 1999, the Company has completed approximately 90% of the compliance-testing for systems modified, upgraded or replaced. The compliance testing phase of the Plan is expected to be completed by the end of the third quarter in 1999.

 Year 2000 Costs

  The majority of costs associated with the Company's Year 2000 problems have been and are expected to be for fully depreciated and obsolete systems that were scheduled for replacement prior to the Year 2000. These replacement systems were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into Year 2000 compliance. The Company has spent approximately $1.8 million on these replacement systems. Through December 31, 1998, the Company has spent approximately $0.3 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.1 million for remediation of equipment and systems with Year 2000 problems.

  The Company expects to spend approximately $2.5 million for scheduled replacement systems, approximately $0.9 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.8 million for remediation of equipment and systems with Year 2000 problems. This estimate assumes that third-party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting Year 2000 problems, actual costs may vary from these estimates.

 Contingency Plans

  The Company is developing Year 2000 contingency plans. These contingency plans include specific instructions to enable stations to continue operations should mission-critical systems become inoperable as a result of Year 2000 problems. The framework of the contingency plans have been circulated to all stations and are being modified by each station to reflect internal procedures. Various simulated exercises will be conducted to verify the contingency plan's effectiveness. The contingency plans include performing certain processes, as well as developing alternative procedures should third party services be unavailable. The Company believes that due to the pervasive nature of potential Year 2000 problems, the contingency planning process is an ongoing one that will require further modification as the Company obtains additional information regarding (i) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and (ii) the status of third-party Year 2000 readiness.

 Acquisitions

  The Company has inquired into the Year 2000 readiness of the Pulitzer and Kelly Broadcasting stations (See Note 18 of the notes to the consolidated financial statements). An assessment has been made of the Pulitzer Broadcasting Company and Kelly Broadcasting systems, and systems potentially affected by Year 2000 problems have been identified. Included are systems which were fully depreciated, obsolete and scheduled for replacement. The Company expects to spend approximately $0.6 million for systems whose replacement schedule was accelerated and approximately $0.2 million for remediation of equipment and systems with Year 2000 problems. However, because of the complexity of correcting Year 2000 problems, actual costs may vary from this estimate. The Company is prepared to fund remediation projects for the Pulitzer Broadcasting Company and Kelly Broadcasting stations. The evaluation of all systems and third-party dependencies is ongoing.

 Possible Consequences of Year 2000 Problems

  The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant or that the Company's or third parties contingency plans will mitigate the effect of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonable likely worst case scenario) could effect the broadcast of advertisements and programming and could have a material effect on the Company's business or consolidated financial statements.

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which becomes effective for the Company's consolidated financial statements for the year ending December 31, 2000. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has long-term debt obligations and interest-rate swap agreements at December 31, 1998 that are sensitive to changes in interest rates. See Notes 2 and 6 of the notes to the consolidated financial statements.

  For long-term debt obligations, the following table presents cash flows and weighted average interest rates by expected maturity dates.

                  Expected Maturities as of December 31, 1998

                                                                        Fair
                                        1999-2003 Thereafter  Total    Value
                                        --------- ---------- -------- --------
                                                    (In thousands)
     Long-term debt:
      Fixed rate
       Senior Notes....................     --     $500,000  $500,000 $516,842
       Senior Subordinated Notes.......     --     $  2,596  $  2,596 $  2,939
       Private Placement Debt..........     --     $340,000  $340,000 $350,531
       Annualized weighted average
        interest rate..................                 7.7%

  The Company has entered into two interest-rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based and will terminate in June 1999. The notional amounts used to calculate the contractual payments to be exchanged under the interest-rate swap agreements are $20 million and $15 million. The weighted average payment rate is 7% and the average receive rate is LIBOR. The estimated fair value of these interest-rate swap agreements at December 31, 1998 is $321,170.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Hearst-Argyle Television, Inc.
Report of Deloitte & Touche LLP..........................................  34
Consolidated Balance Sheets as of December 31, 1997 and 1998.............  35
Consolidated Statements of Income for the Years Ended December 31, 1996,
 1997 and 1998...........................................................  36
Consolidated Statements of Divisional/Stockholders' Equity for the Years
 Ended December 31, 1996, 1997 and 1998..................................  37
Consolidated Statements of Cash Flows for the Years Ended December 31,
 1996, 1997 and 1998.....................................................  38
Notes to Consolidated Financial Statements...............................  40

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, divisional/stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

New York, New York
February 19, 1999
(March 18, 1999 as to Note 18)

                         HEARST-ARGYLE TELEVISION, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                       December 31, December 31,
                                                           1997         1998
                                                       ------------ ------------
                                                            (In thousands,
                                                          except share data)
ASSETS
Current assets:
 Cash and cash equivalents...........................   $   12,759   $  380,980
 Accounts receivable, net of allowance for doubtful
  accounts of $2,204 and $2,026 in 1997
  and 1998, respectively.............................       89,988       91,608
 Program and barter rights...........................       35,737       35,408
 Deferred income taxes...............................        5,975        2,166
 Related party receivable............................        3,695          --
 Other...............................................        5,396        5,087
 Net assets held for sale............................       72,019          --
                                                        ----------   ----------
   Total current assets..............................      225,569      515,249
                                                        ----------   ----------
Property, plant and equipment:
 Land, building and improvements.....................       31,901       43,325
 Broadcasting equipment..............................      120,747      154,013
 Office furniture, equipment and other...............       19,233       18,177
 Construction in progress............................       16,128       17,594
                                                        ----------   ----------
                                                           188,009      233,109
 Less accumulated depreciation.......................      (90,205)    (103,496)
                                                        ----------   ----------
Property, plant and equipment, net...................       97,804      129,613
                                                        ----------   ----------
Intangible assets, net...............................      661,326      711,409
                                                        ----------   ----------
Other assets:
 Deferred acquisition and financing costs, net of
  accumulated amortization of $2,952 and $2,843
  in 1997 and 1998, respectively.....................       28,693       31,302
 Program and barter rights, noncurrent...............        3,511        3,584
 Other...............................................       27,579       29,983
                                                        ----------   ----------
   Total other assets................................       59,783       64,869
                                                        ----------   ----------
   Total assets......................................   $1,044,482   $1,421,140
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................   $    4,469   $    5,094
 Accrued liabilities.................................       31,952       36,053
 Program and barter rights payable...................       35,769       35,411
 Related party payable...............................          --        12,218
 Other...............................................           51        1,692
                                                        ----------   ----------
   Total current liabilities.........................       72,241       90,468
                                                        ----------   ----------

Program and barter rights payable....................        4,923        3,752
Long-term debt.......................................      490,000      842,596
Deferred income taxes................................      150,274      158,449
Other liabilities....................................          390        1,485
                                                        ----------   ----------
   Total noncurrent liabilities......................      645,587    1,006,282
                                                        ----------   ----------

Commitments and contingencies

Stockholders' equity:
Series A preferred stock, 10,938 shares issued and
 outstanding in 1997 and 1998........................            1            1
Series B preferred stock, 10,938 shares issued and
 outstanding in 1997 and 1998........................            1            1
Series A common stock, par value $.01 per share,
 100,000,000 shares authorized in 1997 and 1998
 and 12,529,154 issued and outstanding in 1997 and
 12,574,872 shares issued in 1998....................          125          126
Series B common stock, par value $.01 per share,
 100,000,000 shares authorized in 1997 and 1998
 and 41,298,648 shares issued and outstanding in 1997
 and 1998............................................          413          413
Additional paid-in capital...........................      202,152      203,105
Retained earnings....................................      123,962      171,397
Treasury stock, at cost, 1,736,515 shares of Series A
 common stock in 1998................................          --       (50,653)
                                                        ----------   ----------
   Total stockholders' equity........................      326,654      324,390
                                                        ----------   ----------
   Total liabilities and stockholders' equity........   $1,044,482   $1,421,140
                                                        ==========   ==========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Years Ended December 31,
                                                   ---------------------------
                                                     1996     1997      1998
                                                   -------- --------  --------
                                                   (In thousands, except per
                                                          share data)
Total revenues.................................... $283,971 $333,661  $407,313
Station operating expenses........................  121,501  142,096   173,880
Amortization of program rights....................   40,297   40,129    42,344
Depreciation and amortization.....................   16,971   22,924    36,420
                                                   -------- --------  --------
Station operating income..........................  105,202  128,512   154,669
Corporate general and administrative expenses.....    7,658    9,527    12,635
                                                   -------- --------  --------
Operating income..................................   97,544  118,985   142,034
Interest expense, net.............................   21,235   32,484    39,555
                                                   -------- --------  --------
Income before income taxes and extraordinary
 item.............................................   76,309   86,501   102,479
Income taxes......................................   31,907   35,363    42,796
                                                   -------- --------  --------
Income before extraordinary item..................   44,402   51,138    59,683
Extraordinary item, loss on early retirement of
 debt, net of income tax benefit of $10,372 and
 $6,448 in 1997 and 1998, respectively............      --   (16,212)  (10,826)
                                                   -------- --------  --------
Net income........................................   44,402   34,926    48,857
Less preferred stock dividends....................      --      (711)   (1,422)
                                                   -------- --------  --------
Income applicable to common stockholders.......... $ 44,402 $ 34,215  $ 47,435
                                                   ======== ========  ========
Income per common share--basic:
  Before extraordinary item....................... $   1.08 $   1.13  $   1.09
  Extraordinary item..............................      --     (0.36)    (0.20)
                                                   -------- --------  --------
  Net income...................................... $   1.08 $   0.77  $   0.89
                                                   ======== ========  ========
  Number of common shares used in the
   calculation....................................   41,299   44,632    53,483
                                                   ======== ========  ========
Income per common share--diluted:
  Before extraordinary item....................... $   1.08 $   1.13  $   1.08
  Extraordinary item..............................      --     (0.36)    (0.20)
                                                   -------- --------  --------
  Net income...................................... $   1.08 $   0.77  $   0.88
                                                   ======== ========  ========
  Number of common shares used in the
   calculation....................................   41,299   44,674    53,699
                                                   ======== ========  ========



                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

           Consolidated Statements of Divisional/Stockholders' Equity

                          Common Stock                        Retained
                          -------------           Additional Earnings/
                          Series Series Preferred  Paid-In   Divisional Treasury
                            A      B      Stock    Capital     Equity    Stock     Total
                          ------ ------ --------- ---------- ---------- --------  --------
                                         (In thousands, except share data)
Balances at January 1,
 1996...................   $--    $413    $--      $    --    $272,349  $    --   $272,762
Transfers to Hearst and
 affiliated companies,
 net....................    --     --      --           --     (58,144)      --    (58,144)
Net income..............    --     --      --           --      44,402       --     44,402
                           ----   ----    ----     --------   --------  --------  --------
Balances at December 31,
 1996...................    --     413     --           --     258,607       --    259,020
Transfers to Hearst and
 affiliated
 companies, net.........    --     --      --           --    (168,860)      --   (168,860)
Net income                  --     --      --           --      34,926       --     34,926
Shares issued in
 connection with the
 Hearst Transaction.....     82    --        2       93,971        --        --     94,055
Issuance of 4,252,100
 shares of Series A
 Common Stock for cash..     43    --      --       108,181        --        --    108,224
Dividends paid on
 preferred stock........    --     --      --           --        (711)      --       (711)
                           ----   ----    ----     --------   --------  --------  --------
Balances at December 31,
 1997...................    125    413       2      202,152    123,962       --    326,654
Net income..............    --     --      --           --      48,857       --     48,857
Dividends paid on
 preferred stock........    --     --      --           --      (1,422)      --     (1,422)
Stock options
 exercised..............      1    --      --           897        --        --        898
Treasury stock purchased
 of Series A
 Common Stock (1,736,515
 shares)................    --     --      --           --         --    (50,653)  (50,653)
Other...................    --     --      --            56        --        --         56
                           ----   ----    ----     --------   --------  --------  --------
Balances at December 31,
 1998...................   $126   $413    $  2     $203,105   $171,397  $(50,653) $324,390
                           ====   ====    ====     ========   ========  ========  ========



                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1996      1997     1998
                                                    -------  --------  -------
                                                         (In thousands)
Operating Activities
Net income......................................... $44,402  $ 34,926  $48,857
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary item, loss on early retirement of
   debt............................................      --    26,584   17,274
  Depreciation.....................................   6,677     8,405   14,317
  Amortization of intangible assets................  10,294    14,519   22,103
  Amortization of deferred financing costs.........      --       635    2,416
  Amortization of program rights...................  40,297    40,129   42,344
  Program payments................................. (44,523)  (40,593) (42,947)
  Other............................................     331        --       --
  Deferred income taxes............................     372    17,765    8,225
  Provision for doubtful accounts..................     989     1,316    1,119
  Changes in operating assets and liabilities:
    Accounts receivable............................   4,920   (15,250)    (149)
    Other assets...................................      76   (13,173)   2,164
    Accounts payable and accrued liabilities.......   3,197    (7,574)   6,092
    Other liabilities..............................  (1,231)       --   11,823
                                                    -------  --------  -------
Net cash provided by operating activities..........  65,801    67,689  133,638
                                                    -------  --------  -------
Investing Activities
Payment relating to the Hearst Transaction.........      --  (110,076)      --
Payment relating to the STC Swap...................      --        --  (22,084)
Acquisition costs..................................      --        --   (3,115)
Issuance of STC note receivable....................      --        --  (70,500)
Repayment of STC note receivable...................      --        --   70,500
Proceeds from sale of equipment....................      --        --      390
Purchases of property, plant, and equipment:
  Special projects / buildings.....................      --   (16,816)  (8,831)
  Digital..........................................      --        --   (3,892)
  Maintenance......................................  (7,764)   (5,081)  (9,999)
                                                    -------  --------  -------
Net cash used in investing activities..............  (7,764) (131,973) (47,531)
                                                    -------  --------  -------


                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                              Years Ended December 31,
                                            ------------------------------
                                              1996      1997       1998
                                            --------  ---------  ---------
                                                   (In thousands)
Financing Activities
Financing costs and other.................. $    --   $ (19,868) $  (5,004)
Issuance of common stock, net..............      --     108,935         --
Issuance of Senior Notes...................      --     300,000    200,000
Repayment of Hearst Private Placement
 Debt......................................      --    (295,895)        --
Repayment of Senior Subordinated Notes.....      --     (49,388)  (116,705)
Dividends paid on preferred stock..........      --        (711)    (1,422)
Proceeds from issuance of long-term debt...      --     185,000     42,000
Repayment of long-term debt................      --    (155,000)  (127,000)
Issuance of Private Placement Debt.........      --         --     340,000
Exercise of stock options..................      --         --         898
Payment to acquire treasury stock..........      --         --     (50,653)
Due to Hearst..............................  (58,145)     1,088        --
                                            --------  ---------  ---------
Net cash provided by (used in) financing
 activities................................  (58,145)    74,161    282,114
                                            --------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents...............................     (108)     9,877    368,221
Cash and cash equivalents at beginning of
 period....................................    2,990      2,882     12,759
                                            --------  ---------  ---------
Cash and cash equivalents at end of
 period.................................... $  2,882  $  12,759  $ 380,980
                                            ========  =========  =========
Supplemental Cash Flow Information:
Business acquired in purchase transaction:
  Fair market value of assets acquired.....           $ 610,762  $  83,131
  Liabilities assumed......................            (333,903)      (735)
  Issuance of common stock.................            (166,783)        --
  Net carrying value of assets exchanged...                 --     (60,312)
                                                      ---------  ---------
  Net cash paid for acquisition............            $110,076  $  22,084
                                                      =========  =========
Non-cash investing and financing
 activities:
  Purchase of pension fund assets for
   stock...................................           $  25,101
                                                      =========
  Assumption of Hearst Private Placement
   Debt....................................           $ 275,000
                                                      =========
  Net purchase price valuation adjustment
   affecting equipment, intangible assets,
   deferred income taxes and working
   capital.................................                      $  12,736
                                                                 =========
Cash paid during the year for:
  Interest................................. $ 21,235  $  27,813  $  33,848
                                            ========  =========  =========


                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

  Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates twelve network-affiliated television stations in geographically diverse markets in the United States, and provides management services to three network-affiliated television stations and two radio stations (the "Managed Stations"). Eight of the stations are affiliates of the American Broadcasting Companies (ABC) and four stations are affiliates of the National Broadcasting Company, Inc. (NBC). Based upon regular assessments of the Company's operations performed by key management, the Company has determined that its reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company's twelve stations are substantially similar and have therefore been aggregated as one reportable segment. See Notes 2, 3 and 18.

2. Summary of Accounting Policies and Use of Estimates

Basis of Presentation

  On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as the "Hearst Transaction". As a result of the Hearst Transaction, Hearst owned approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company as of December 31, 1997. During 1998, Hearst purchased approximately
3.7 million shares of the Company's Series A Common Stock (see Note 9), increasing its ownership to approximately 86% as of December 31, 1998.

  The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon purchase price allocations. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes net amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying consolidated financial statements for periods ending prior to September 1, 1997. See Note 3.

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

                        HEARST-ARGYLE TELEVISION, INC.

Program Rights

  Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years ended 1996, 1997 and 1998 were not material. Costs of off-network syndicated product, first run programming, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

Barter and Trade Transactions

  Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1996, 1997 and 1998, were approximately $4,185,000, $10,382,000, and $13,559,000 respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 1996, 1997 and 1998, were $4,143,000, $10,315,000 and $13,267,000 respectively, and are included in station operating expenses.

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings--25 to 39 years; broadcasting equipment--five to seven years; office furniture, equipment and other three to five years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

  Intangible assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated lives as follows: FCC licenses, network affiliation agreements, and goodwill--40 years; other intangible assets 3-40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the estimated future operating cash flows to be generated by the acquired businesses. At December 31, 1998, it has been determined that there has been no impairment of intangible assets.

Deferred Acquisition and Financing Costs

  Acquisition costs are capitalized and will be included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

                        HEARST-ARGYLE TELEVISION, INC.

Revenue Recognition

  Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which the time spots are aired.

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

Earnings Per Share ("EPS")

  Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of shares issuable under the Company's stock option plan (see Note 11). The weighted average common shares outstanding for basic EPS and diluted EPS for all periods prior to September 1, 1997 represent the shares received by Hearst in the Hearst Transaction, approximately 41.3 millions shares. All per share amounts included in the notes are the same for basic and diluted earnings per share unless otherwise noted.

Interest Rate Agreements

  The Company enters into interest-rate swap agreements to modify the interest characteristics of its outstanding debt. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts of interest-rate swap agreements in excess of the principal amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded as an adjustment to interest expense. See Note 6.

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

                        HEARST-ARGYLE TELEVISION, INC.

New Accounting Pronouncements

  In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain previously required disclosures. The adoption of SFAS 132 did not have a material effect on the Company's consolidated financial statements.

  In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. In March 1998, the AICPA issued SOP No. 98-1, "Accounting for the costs of computer software developed or obtained for internal use" ("SOP 98-1"). SOP 98-1 was issued to remedy the diversity in the approaches to accounting for internal-use software by providing guidance on expensing versus capitalization of costs, accounting for the costs incurred in the upgrading and amortization of capitalized software costs. These statements are effective for fiscal years beginning after December 15, 1998. The Company's accounting practices are in compliance with these statements.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which becomes effective for the Company's consolidated financial statements for the year ending December 31, 2000. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

Prior Year Reclassifications

  Certain reclassifications have been made to conform to current year presentation.

3. Acquisitions

  The acquisition of Argyle was accounted for as a purchase and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price over the net fair market value of the tangible assets acquired and the liabilities assumed was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill. The consolidated financial statements include the results of operations of Argyle since the date of the acquisition.

  On April 24, 1998, the Company loaned STC Broadcasting, Inc. ("STC") $70.5 million ("STC Note Receivable"). The loan bore interest at 7.75% per year and was collateralized by the stock of the STC subsidiary that owned the assets comprising WPTZ/WNNE. On July 2, 1998, STC repaid this $70.5 million loan along with accrued interest.

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey--Salinas, CA, television market, and

                        HEARST-ARGYLE TELEVISION, INC.

WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase consideration and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the cash and the Company's carrying value of the Exchanged Stations over the net fair market value of the tangible assets acquired and liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

  Giving effect to the Hearst Transaction and the STC Swap discussed above, unaudited pro forma results of operations reflect combined historical results for WCVB, WTAE, WBAL, KMBC, WISN, WAPT, KITV, WLWT, KOCO, KHBS/KHOG, KSBW, WPTZ/WNNE and fees for providing management services to the Managed Stations (WWWB, WPBF, KCWE, WBAL-AM and WIYY-FM) pursuant to a management agreement (see Note 13) as if the Hearst Transaction, the STC Swap and financings (the Credit Facility and the Offerings) occurred as of January 1, 1997, are as follows. The unaudited pro forma results of operations do not reflect Kelly Broadcasting Co. or Pulitzer Broadcasting Company. See Note 18.

                                                     Years Ended December 31,
                                                     ------------------------
                                                         1997         1998
                                                     ------------ ------------
                                                       (In thousands, except
                                                          per share data)
                                                            (Unaudited)
     Total revenues................................. $    388,397 $    407,364
     Income before extraordinary item............... $     50,828 $     59,518
     Income applicable to common stockholders....... $     49,406 $     58,096
     Net income per common share--basic............. $       0.92 $       1.09
                                                     ============ ============
                                --diluted........... $       0.92 $       1.08
                                                     ============ ============
     Pro forma number of shares used in
      calculations--basic ..........................       53,483       53,483
                                                     ============ ============
                  --diluted.........................       53,699       53,699
                                                     ============ ============

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

4. Intangible Assets

  Intangible assets at December 31, 1997 and 1998 consist of the following:

                                                        1997        1998
                                                     ----------  ----------
                                                        (In thousands)
     FCC Licenses................................... $  384,084  $  403,463
     Cost in excess of net assets acquired..........    156,284     167,578
     Network affiliation agreement..................     55,253      95,301
     Advertiser client base asset...................    122,828     122,828
     Favorable studio and office space..............     23,638      23,638
     Other..........................................     24,088      24,088
                                                     ----------  ----------
                                                        766,175     836,896
     Accumulated amortization.......................   (104,849)   (125,487)
                                                     ----------  ----------
     Intangible assets, net......................... $  661,326  $  711,409
                                                     ==========  ==========

                        HEARST-ARGYLE TELEVISION, INC.

5. Accrued Liabilities

  Accrued liabilities at December 31, 1997 and 1998 consist of the following:

                                                                 1997    1998
                                                                ------- -------
                                                                (In thousands)
     Payroll, benefits and related costs....................... $ 7,217 $ 8,534
     Accrued payables..........................................   2,389   1,452
     Accrued interest..........................................   4,671  10,378
     Other taxes payable.......................................   5,623   2,149
     Other accrued liabilities.................................  12,052  13,540
                                                                ------- -------
     Accrued liabilities....................................... $31,952 $36,053
                                                                ======= =======

6. Long-Term Debt

  Long-term debt at December 31, consists of the following:

                                                                1997     1998
                                                              -------- --------
                                                               (In thousands)
     Credit Facility dated August 29, 1997:
      Revolving Credit Facility.............................. $ 85,000 $     --
     Senior Notes............................................  300,000  500,000
     Senior Subordinated Notes...............................  105,000    2,596
     Private Placement Debt..................................       --  340,000
                                                              -------- --------
     Long-term debt.......................................... $490,000 $842,596
                                                              ======== ========

  There are no scheduled maturities of outstanding long-term debt prior to the year 2004.

Credit Facility

  Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Credit Facility") with the Chase Manhattan Bank ("Chase"). The Credit Facility will mature on December 31, 2004 (the "Maturity Date"). On December 31, 1999 (the "Conversion Date"), outstanding principal indebtedness under the Credit Facility up to $750 million will be converted into a five-year term loan (the "Term Loan"). The outstanding principal balance of the Term Loan on the Conversion Date (the "Initial Term Loan Balance") is to be repaid in quarterly installments on the following schedule for the years indicated: 2000-2.5% of the Initial Term Loan Balance per quarter; 2001-3.75% of the Initial Term Loan Balance per quarter; 2002-5% of the Initial Term Loan Balance per quarter; 2003-6.25% of the Initial Term Loan Balance per quarter; and, 2004-7.5% of the Initial Term Loan Balance per quarter. On the Conversion Date and through the Maturity Date, Chase will also provide a $250 million revolving credit facility (the "Revolving Facility") to the Company. For the year ended December 31, 1997 and 1998 the effective interest rate on borrowings outstanding during the year was 6.2% and 6.9%, respectively. As of December 31, 1998, the Company had no outstanding borrowings under the Credit Facility.

  The Credit Facility is unsecured, but the Company provided a negative pledge that it will not grant to any third party a security interest in its assets and the stock of its subsidiaries.

                        HEARST-ARGYLE TELEVISION, INC.

  Outstanding principal balances under the Credit Facility (including, after the Conversion Date, borrowings under the Term Loan and the Revolving Facility) will bear interest at the "applicable margin" plus either, at the Company's option, LIBOR or the "alternate base rate." The "applicable margin" will vary between 0.625% and 0.325% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The "alternate base rate" is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company will also be required to pay an annual commitment fee based on the unused portion of the Credit Facility and the applicable margin ranging from 0.1875% to 0.1250% (but after the Conversion Date, only on the unused portion of the Revolving Facility).

  The Credit Facility contains certain financial and other covenants and restrictions on the Company that, among other things, (i) limit the Company's ratio of total debt to operating cash flow to not greater than 5.5 through December 30, 1999; 5.0 from December 31, 1999 through December 30, 2000; 4.5 from December 31, 2000 through December 30, 2001; and 4.0 from December 31, 2001 through the Maturity Date; (ii) require the Company to maintain a ratio of operating cash flow to interest expense of not less than 2.0 through December 31, 1999, and not less than 2.5 thereafter; (iii) require the Company to maintain a ratio of operating cash flow to "fixed charges" (generally, interest expense, scheduled repayments of principal, taxes and capital expenditures) of not less than 1.15; (iv) restrict the amount of operating cash flow from businesses other than the broadcast business to 25% or less of the Company's total operating cash flow; (v) at such times when the ratio of total debt to operating cash flow is greater than or equal to 4.0, restrict the payment of dividends and the repurchase of stock to the sum of (x) $100 million; (y) proceeds from future stock issuances; and, (z) one-third of cash provided by operations in excess of fixed charges; and, (vi) require the Company to maintain a consolidated net worth of at least $249,259,000.

  The Credit Facility also provides that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board.

Private Placement Debt

  As part of the Hearst Transaction, the Company assumed $275 million of debt (the "Hearst Private Placement Debt"). The Company repaid the Hearst Private Placement Debt and a related "make-whole" premium of approximately $20.9 million during December 1997.

  On December 15, 1998, the Company issued $340 million principal amount of senior notes to institutional investors (the "Private Placement Debt"). The Private Placement Debt has a maturity of 12 years, with an average life of 10 years and bears interest at 7.18% per annum. The Company will use proceeds from the Private Placement Debt to partially fund the acquisition of Kelly Broadcasting Company and Kelleproductions, Inc. See Note 18.

Senior Subordinated Notes

  In October 1995, Argyle issued $150,000,000 of senior subordinated notes (the "Notes"). The Notes are due in 2005 and bear interest at 9.75% payable semi-annually. The Notes are general unsecured obligations of the Company. In addition, the indenture governing the Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries. During December 1997, the Company repaid $45 million of the Notes at a premium of approximately $4.4 million using proceeds from the Senior Notes Offering. In addition, the Company wrote-off the pro-rata share of deferred financing fees related to the Notes which were repaid.

                        HEARST-ARGYLE TELEVISION, INC.

  The write-off of deferred financing fees relating to the Notes and the make-whole premium relating to the Hearst Private Placement Debt and the premium relating to the Notes, aggregated approximately $26.6 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the period ended December 31, 1997.

  During February 1998, the Company repaid $102.4 million of the Notes at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes and incurred expenses related to the repayment of the Notes. The premium paid, the deferred financing fees relating to the Notes and the expenses incurred, aggregated approximately $17.3 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998.

Senior Notes

  The Company issued $125 million principal amount of 7.0% senior notes due 2007, priced at 99.616% of par, and $175 million principal amount of 7.5% debentures due 2027, priced at 98.823% of par, on November 7, 1997 and $200 million principal amount of 7.0% senior notes due 2018, priced at 98.887% of par, on January 13, 1998 (collectively, the "Senior Notes"). The Senior Notes are senior and unsecured obligations of the Company. In addition, the indenture governing the Senior Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries.

  Proceeds from the Senior Notes offerings were used to repay existing indebtedness of the Company. See Private Placement Debt and Senior Subordinated Notes, above.

Interest Rate Risk Management

  Under the terms of a credit agreement no longer in existence, Argyle was required to enter into interest-rate protection agreements to modify the interest characteristics of a portion (approximately 50%) of its outstanding borrowings thereunder from a floating rate to a fixed rate.

  Argyle wrote two options that gave the option holder the right to enter into two interest-rate swap agreements with the Company during May and June 1996. The option holder exercised these options in May and June 1996, effectively fixing Argyle's interest rate at approximately 7% on $35 million of its borrowings until the second quarter of 1999.

  Additional information regarding these interest-rate protection agreements in effect at December 31, 1997 and 1998 follows:

                                                               Estimated Fair Value
                              Notional     Average    Average  --------------------
                               Amount    Receive Rate Pay Rate    1997      1998
                             ----------- ------------ -------- ---------- ---------
   Interest-rate swap
    agreements:
     Fixed rate agreement..  $20,000,000    LIBOR       7.01%  $(339,135) $(187,620)
     Fixed rate agreement..  $15,000,000    LIBOR       6.98%  $(254,122) $(133,550)

  The Company is exposed to credit risk in the event of nonperformance by counterparties to its interest-rate swap agreements. Credit risk is limited by entering into such agreements with primary dealers only; therefore, the Company does not anticipate that nonperformance by counterparties will occur. Notwithstanding this, the Company's treasury department monitors counterparty credit ratings at least quarterly through reviewing independent credit agency reports. Both current and potential exposure are evaluated, as necessary, by obtaining replacement cost information from alternative dealers. Potential loss to the Company from credit risk on these

                        HEARST-ARGYLE TELEVISION, INC.

agreements is limited to amounts receivable, if any. The Company enters into these agreements solely to hedge its interest rate risk.

  The Company entered into various forward treasury lock agreements ("Treasury Lock Agreements") during August 1997 in connection with the offering of $300 million Senior Notes. The Treasury Lock Agreements were settled simultaneous with the closing of the Senior Notes on November 12, 1997. The average coupon rate and treasury yield was 6.375% and 6.648%, respectively. The Company paid the related institutions approximately $13.0 million, which was capitalized in Deferred Acquisition and Financing Costs in the consolidated balance sheet, and is being amortized over the life of the Senior Notes.

Interest expense, net for the years ended December 31, 1996, 1997 and 1998 consists of the following:

                                                         1996    1997    1998
                                                        ------- ------- -------
     Interest on borrowings:
       Bank credit agreements.......................... $   --  $ 2,089 $ 2,262
       Senior Subordinated Notes.......................     --    4,851   2,250
       Private Placement Debt..........................     --    7,325   1,084
       Senior Notes....................................     --    2,917  35,409
       Amortization of deferred financings costs and
        other..........................................     --      635   2,416
                                                        ------- ------- -------
                                                            --   17,817  43,421
     Due to Hearst (See Note 13).......................  21,235  16,654     --
     Interest-rate swap agreements:
       Changes in fair value for agreements with
        optional amounts in excess of outstanding
        borrowings.....................................     --      176     778
                                                        ------- ------- -------
         Total interest expense........................  21,235  34,647  44,199
     Interest income...................................      --   2,163   4,644
                                                        ------- ------- -------
     Total interest expense, net....................... $21,235 $32,484 $39,555
                                                        ======= ======= =======

7. Earnings Per Share

  The following tables set forth a reconciliation between basic EPS and diluted EPS in accordance with SFAS 128. See Note 2.

                                               Year Ended December 31, 1996
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Basic EPS
     Income applicable to common
      stockholders........................    $44,402      41,299       $1.08
                                                                        =====
     Effect of Dilutive Securities
     Assumed exercise of stock options....         --          --
                                              -------      ------
     Diluted EPS
     Income applicable to common
      stockholders plus
      assumed conversions.................    $44,402      41,299       $1.08
                                              =======      ======       =====

                        HEARST-ARGYLE TELEVISION, INC.

                                               Year Ended December 31, 1997
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Income before extraordinary item......   $51,138
     Less: preferred stock dividends.......      (711)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $50,427      44,632       $1.13
                                                                        =====
     Effect of Dilutive Securities
     Assumed exercise of stock options.....        --          42
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions ............   $50,427      44,674       $1.13
                                              =======      ======       =====

                                               Year Ended December 31, 1998
                                            -----------------------------------
                                              Income       Shares     Per Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Income before extraordinary item......   $59,683
     Less: Preferred stock dividends.......    (1,422)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $58,261      53,483       $1.09
                                                                        =====
     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --          216
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions.............   $58,261      53,699       $1.08
                                              =======      ======       =====

  The (i) 10,938 shares of Series A Preferred Stock, outstanding at December 31, 1997 and 1998 and convertible into Series A Common Stock at a conversion price of $35 per share, and (ii) common stock options for 205,615 and 224,976 shares of Series A Common Stock, outstanding at December 31, 1997 and 1998, respectively, were not included in the computation of diluted EPS because the conversion price or exercise price was greater than the average market price of the common shares during the calculation period. The shares for the common stock options are before the application of the treasury stock method.

                        HEARST-ARGYLE TELEVISION, INC.

8. Income Taxes

  The provision for income taxes relating to income before extraordinary item for the years ended December 31, 1996, 1997 and 1998, consists of the following:

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         1996    1997    1998
                                                        ------- ------- -------
                                                            (In thousands)
     Current:
       State and local................................. $ 5,821 $ 5,924 $ 8,034
       Federal.........................................  25,714  11,674  26,537
                                                        ------- ------- -------
                                                         31,535  17,598  34,571
                                                        ------- ------- -------
     Deferred:
       State and local.................................      69     --     (869)
       Federal.........................................     303  17,765   9,094
                                                        ------- ------- -------
                                                            372  17,765   8,225
                                                        ------- ------- -------
       Provision for income taxes...................... $31,907 $35,363 $42,796
                                                        ======= ======= =======

  The effective income tax rate for the years ended December 31, 1996, 1997 and 1998 varied from the statutory U.S. Federal income tax rate due to the following:

                                                               1996  1997  1998
                                                               ----  ----  ----
     Statutory U.S. Federal income tax........................ 35.0% 35.0% 35.0%
     State income taxes, net of Federal tax benefit...........  5.0   4.5   4.6
     Other non-deductible business expenses...................  1.8   1.4   2.2
                                                               ----  ----  ----
     Effective income tax rate................................ 41.8% 40.9% 41.8%
                                                               ====  ====  ====

  Deferred income tax liabilities and assets at December 31, 1997 and 1998 consist of the following:

                                                              1997      1998
                                                            --------  --------
                                                             (In thousands)
     Deferred income tax liabilities:
       Accelerated depreciation...........................  $  8,937  $ 10,624
       Accelerated funding of pension benefit obligation..    10,578     9,585
       Difference between book and tax basis of intangible
        assets............................................   142,812   138,240
                                                            --------  --------
         Total deferred income tax liabilities............   162,327   158,449
                                                            --------  --------
     Deferred income tax assets:
       Accrued expenses and other.........................    10,770     1,871
       Operating loss carryforwards.......................    12,080     5,957
                                                            --------  --------
                                                              22,850     7,828
       Less: valuation allowance..........................    (4,822)   (5,662)
                                                            --------  --------
         Total deferred income tax assets.................    18,028     2,166
                                                            --------  --------
     Net deferred income tax liabilities..................  $144,299  $156,283
                                                            ========  ========

The valuation allowance has increased by approximately $840,000 from 1997 to 1998.

  The Company has net operating loss carryforwards for state income tax purposes of approximately $81.6 million which expire between 1999 and 2012.

                        HEARST-ARGYLE TELEVISION, INC.

9. Common Stock

  In connection with the Hearst Transaction, the Company's Certificate of Incorporation was amended and restated pursuant to which, among other things,
(i) the Company's authorized common stock was increased from 50 million to 200 million shares; (ii) Series B Common Stock was authorized and thereafter issued to Hearst in connection with the transaction; (iii) the Series B Common Stock issued to Hearst was reclassified retroactively to represent the divisional equity of Hearst Broadcast Group (see Note 2); and, (iv) the Company's existing Series A Preferred Stock and Series B Preferred Stock received voting rights.

  The Company has 200 million shares of authorized common stock, par value $.01 per shares, with 100 million shares designated as Series A Common Stock and 100 million shares designated Series B Common Stock (see Note 18). Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company's Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company's Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company's Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company's Board of Directors.

  All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iii) any entity controlled or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iv) any entity controlled by Hearst (each a "Permitted transferee"). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Certificate of Incorporation and to applicable securities laws limitations.

  On November 12, 1997, the Company sold an aggregate of 4 million shares of Series A Common Stock, par value $.01 per share at $27 per share. In connection with the offering, the underwriters exercised an over-allotment option and were sold another 232,000 shares at $27 per share. The aggregate proceeds from the offering net of expenses was $108.0 million.

  On December 29, 1997, the Company issued approximately 2.7 million shares of Series B Common Stock to Hearst (the "Adjustment Shares") in connection with the Hearst Transaction relating to net working capital at the date of acquisition (in excess of $30 million for the Hearst Broadcast Group) and the purchase of surplus pension fund assets. See Note 16.

  During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the year ended December 31, 1998, the Company spent approximately $50.7 million to repurchase approximately 1.7 million shares, of Series A Common Stock at an average price of $29.17. Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 10 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. See
Note 2.

                        HEARST-ARGYLE TELEVISION, INC.

10. Preferred Stock

  The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company's Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). Each series of Preferred Stock has 10,938 shares issued and outstanding at December 31, 1997 and 1998. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly. The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, the product of 1.1 times $35; and, (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year's conversion price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time after June 11, 2001 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

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

11. Stock Options

1997 Stock Option Plan

  The Company's Board of Directors approved the amendment and restatement of the Company's second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the "Option Plan"). The amendment increases the number of shares reserved for issuance under the Option Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices at quoted market value at time of issuance. Options cliff-vest after three years commencing on the effective date of the grant and a portion of the options vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company's stock. All options granted pursuant to the Option Plan will expire no later than ten years from the date of grant.

  A summary of the status of the Company's Option Plan as of December 31, 1997 and 1998, and changes for the period September 1 to December 31, 1997 and for the year ended December 31, 1998 is presented below:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                             Options     Price
                                                            ----------  --------
      Outstanding at September 1, 1997.....................  1,341,172   $12.77
        Granted............................................  1,843,215   $26.75
        Exercised..........................................    (20,150)  $10.45
        Cancelled.......................................... (1,168,247)  $12.35
        Forfeited..........................................     (2,250)  $10.00
                                                            ----------   ------
      Outstanding at December 31, 1997.....................  1,993,740   $25.85
        Granted............................................    178,190   $27.22
        Exercised..........................................    (45,668)  $19.65
        Forfeited..........................................     (4,520)  $30.25
                                                            ----------   ------
      Outstanding at December 31, 1998.....................  2,121,742   $26.09
                                                            ==========   ======
      Exercisable at December 31, 1997.....................    210,125   $17.89
                                                            ==========   ======
      Exercisable at December 31, 1998.....................    696,137   $24.39
                                                            ==========   ======

                        HEARST-ARGYLE TELEVISION, INC.

  The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

               Options Outstanding                       Options Exercisable
-----------------------------------------------------   -----------------------
                                Weighted
                                 Average     Weighted                 Weighted
   Range of        Number       Remaining    Average      Number      Average
   Exercise      Outstanding   Contractual   Exercise   Exercisable   Exercise
    Prices       at 12/31/98      Life        Price     at 12/31/98    Price
   --------      -----------   -----------   --------   -----------   --------
$10.00--$17.63       93,025     6.4 years     $11.63       93,025      $11.63
$22.75--$25.94      198,975     9.4 years     $25.51       43,000      $23.94
$26.50--$29.00    1,808,432     8.5 years     $26.78      560,112      $26.55
$35.25--$36.44       21,310     9.5 years     $36.25          --          --
                  ---------                               -------
                  2,121,742                               696,137
                  =========                               =======

  The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model for options granted in 1997 and 1998. The weighted average fair value of options granted was $9.55 in 1997 and 1998. The following assumptions were used for the period from September 1, 1997 to December 31, 1997 and the year ended December 31, 1998:

                                                         1997          1998
                                                         ----          ----
      Risk-free interest rate.......................      5.5%          5.2%
      Dividend yield................................      0.0%          0.0%
      Volatility factor.............................     27.0%         30.0%
      Expected life................................. 5 and 7 years 4 and 6 years

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

  For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                 1997    1998
                                                                ------- -------
                                                                (In thousands,
                                                                  except per
                                                                  share data)
      Pro forma net income....................................  $33,862 $43,014
      Pro forma income applicable to common stockholders......  $33,151 $41,592
      Pro forma basic income per common share.................  $  0.74 $  0.78
      Pro forma diluted income per common share...............  $  0.74 $  0.77

                        HEARST-ARGYLE TELEVISION, INC.

  The Company has reserved 3.3 million shares of common stock for future issuances in connection with the Option Plan at December 31, 1998.

12. Net Assets Held for Sale

  Upon completion of the Hearst Transaction, the Company owned television stations in two areas (Boston and Providence, and Dayton and Cincinnati) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company was required to divest one station in each of the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying audited consolidated balance sheet as of December 31, 1997, are the net assets of the stations located in Providence and Dayton at their carrying values. The Company exchanged these assets during the second quarter of 1998, for two television stations in markets without overlapping service contours. See Note 3.

13. Related Party Transactions

  Prior to September 1, 1997, Hearst provided certain management services to the Company. Such services include data processing, legal, tax, treasury, internal audit, risk management, and other support services. The Company was allocated expenses for years ended December 31, 1996 and for the period January 1 to August 31, 1997 of $1,875,000, and $1,331,000 respectively, related to these services. In addition, Hearst allocated interest expense to the Company which was based on the average balance of divisional equity at an interest rate of 8% per annum. Allocated expenses were based on Hearst's estimate of expenses related to the services provided to the Company in relation to those provided to other divisions or subsidiaries of Hearst. Management believes that these allocations were made on a reasonable basis. However, the allocations were not necessarily indicative of the level of expenses that might have been incurred had the Company contracted directly with third parties. In addition, certain costs (principally salaries, fringe benefits and incentive compensation) were incurred by the Company, paid by Hearst and charged to the Company for the years ended December 31, 1996 and for the period January 1 to August 31, 1997 in the amounts of $6,203,000, and $5,219,000, respectively.

  Subsequent to September 1, 1997, the Company has entered into a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station within 36 months of its acquisition); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local income taxes after the Company became part of the consolidated income tax return of Hearst); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). For the period September 1 to December 31, 1997 and the year ended December 31, 1998, the Company recorded revenues of approximately $700,000 and $3,273,000, respectively, relating to the Management Agreement and expenses of approximately $900,000 and $2,144,000, respectively, relating to the Services Agreement. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

                        HEARST-ARGYLE TELEVISION, INC.

14. Commitments and Contingencies

  The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 1998, scheduled under contracts for programs available are as follows (in thousands):

           1999...................................... $35,411
           2000......................................   2,912
           2001......................................     705
           2002......................................     135
                                                      -------
                                                      $39,163
                                                      =======

  The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 1998, and employment contracts for key employees. Future minimum payments and barter obligations under terms of these agreements as of December 31, 1998 are as follows:

                                                           Barter and Employment
                                                 Operating  Program   and Talent
                                                  Leases     Rights   Contracts
                                                 --------- ---------- ----------
                                                         (In thousands)
      1999.....................................   $ 2,715   $15,208    $26,284
      2000.....................................     2,587    38,342     16,910
      2001.....................................     2,275    24,770      6,428
      2002.....................................     2,143    14,451      2,925
      2003.....................................     2,006     3,283        895
      Thereafter...............................    10,970     3,834        --
                                                  -------   -------    -------
                                                  $22,696   $99,888    $53,442
                                                  =======   =======    =======

  Rent expense for operating leases was approximately $2,975,000, $3,461,000 and $4,239,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

  From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

15. Incentive Compensation Plans

  Hearst has a long-term incentive compensation plan that covered 13 employees of the Hearst Broadcast Group who were considered by management to be making substantial contributions to the growth and profitability of the Hearst Broadcast Group and Hearst. Grants awarded under this plan cover three-year operating cycles, with cash payouts made after the close of each three-year cycle based upon growth in operating performance. The annual amount charged to expense, which amounted to approximately $2,965,000 in 1996 and $2,528,000, for the period January 1 to August 31, 1997, is determined by estimating the aggregate expense for each open three-year cycle; actual cash payouts related to the 1993--1995 cycle (paid in 1996), to the 1994--1996 cycle (paid in 1997)
and to the 1995-1997 cycle (paid in 1998) resulted in disbursements (pretax) of $3,796,530, $4,621,437 and $3,315,390, respectively.

                        HEARST-ARGYLE TELEVISION, INC.

  Hearst also has a short-term incentive compensation plan that covered the most senior key executives of the Hearst Broadcast Group who had the most impact on overall corporate policy, and are therefore those executives largely responsible for the growth and profitability of the Hearst Broadcast Group and Hearst's achieving specified financial performance objectives. Annual expense for the Hearst Broadcast Group amounted to approximately $389,000 in 1996 and $259,000 for the period January 1 to August 31, 1997.

  Effective August 29, 1997, the Company's employees (formerly Hearst Broadcast Group employees) are no longer participants in such plans.

16. Pension and Employee Savings Plans

  Prior to September 1, 1997, the Hearst Broadcast Group had certain non-union employees that were eligible for participation in Hearst's noncontributory defined benefit plan and Hearst's nonqualified retirement plan. Hearst also had defined benefit plans for eligible employees covered by collective bargaining agreements. The costs of this plan were generally accrued and paid in accordance with the related agreements. These plans are collectively referred to as the "Pension Plans". In addition, the Hearst Broadcast Group contributed to a multiemployer union pension plan, for which no information for each contributing employer is available. The Hearst Broadcast Group's pension costs for these plans were allocated to the Company through divisional equity. The cost for such plans were approximately $2,479,000 in 1996 and $1,583,000 for the period January 1 to August 31, 1997.

  Subsequent to September 1, 1997, the Company assumed the obligations of the Pension Plans of the non-union and certain union employees of the Hearst Broadcast Group and purchased the excess of the fair value of the plan's assets over the pension benefit obligation for shares of the Company's Series B common stock (see Note 9). Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive year's compensation. The cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees. Beginning January 1, 1998, the Company began to provide the noncontributory defined benefit plans to the Company's remaining non-union employees who were not included in the Pension Plans at December 31, 1997.

  The net pension benefit for the Company's Pension Plans for the period September 1 to December 31, 1997 and the year ended December 31, 1998 in which the Company's employees participate are as follows:

                                                                  Pension
                                                                 Benefits
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
                                                              (In thousands)
      Service cost..........................................  $   735  $ 3,376
      Interest cost.........................................      862    2,751
      Expected return on plan assets........................   (1,937)  (6,455)
      Amortization of prior service cost....................      113      338
      Amortization of transitional asset....................      (38)    (113)
      Recognized actuarial gain.............................     (183)    (432)
                                                              -------  -------
        Net pension benefit.................................  $  (448) $  (535)
                                                              =======  =======

                        HEARST-ARGYLE TELEVISION, INC.

  The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status at December 31, 1997 and 1998:

                                                                  Pension
                                                                 Benefits
                                                              ----------------
                                                               1997     1998
                                                              -------  -------
                                                              (In thousands)
     Change in benefit obligation:
       Benefit obligation at beginning of period............  $   --   $40,104
         Service cost.......................................      735    3,376
         Interest cost......................................      862    2,751
         Participant contributions..........................        4       13
         Plan amendments....................................    3,199      --
         Acquisitions/divestitures..........................   32,983        8
         Benefits paid......................................     (317)    (853)
         Actuarial loss.....................................    2,638    2,081
                                                              -------  -------
       Benefit obligation at end of period..................   40,104   47,480
                                                              -------  -------
     Change in plan assets:
       Fair value of plan assets at beginning of period.....      --    72,551
         Actual return on plan assets, net..................    3,166    8,651
         Acquisitions/divestitures..........................   69,504        3
         Employer contributions.............................      194      927
         Participant contributions..........................        4       13
         Benefits paid......................................     (317)    (853)
                                                              -------  -------
     Fair value of plan assets end of period................   72,551   81,292
                                                              -------  -------
     Reconciliation of funded status:
       Funded status........................................  $32,447  $33,812
       Unrecognized actuarial gain..........................   (9,479)  (9,162)
       Unrecognized transition asset........................     (766)    (653)
       Unrecognized prior service cost......................    3,615    3,276
                                                              -------  -------
         Net amount recognized at end of period.............  $25,817  $27,273
                                                              =======  =======
     Amounts recognized in the statement of financial
      position:
       Other assets.........................................  $26,452  $28,895
       Accrued liabilities..................................     (635)  (1,622)
                                                              -------  -------
         Net amount recognized at end of period.............  $25,817  $27,273
                                                              =======  =======
     Additional year-end information for pension plans with
      accumulated benefit obligations in excess of plan
      assets:
       Projected benefit obligation.........................  $ 3,879  $ 6,022
       Accumulated benefit obligation.......................  $   213  $ 1,380
       Fair value of plan assets............................  $    20  $   421

                        HEARST-ARGYLE TELEVISION, INC.

  The weighted-average assumptions used for computing the projected benefit obligation at December 31, 1997 and 1998 are as follows:

                                                             Pension Benefits
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
      Discount rate.........................................     7.00%     6.75%
      Long-term rate of return on plan assets...............     9.00      9.00
      Rate of compensation increase.........................     5.50      5.50

  The Pension Plans' assets consist primarily of stocks, bonds and cash equivalents.

  The Company's contributions to the multiemployer union pension plan for the period from September 1 to December 31, 1997 and the year ended December 31, 1998 is $149,877 and $466,337, respectively.

  The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to a 401(k) savings plan. The Company matches one-half of the employee contribution up to 6% of the employee's compensation. The Company contributions to this plan for the years ended December 31, 1996, 1997 and 1998 were approximately $648,000, $807,000 and
$1,185,000, respectively.

17. Fair Value of Financial Instruments

  The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

                               December 31, 1997         December 31, 1998
                           ------------------------- -------------------------
                           Carrying Value Fair Value Carrying Value Fair Value
                           -------------- ---------- -------------- ----------
Credit Facility dated
 August 29, 1997:
  Revolving Credit
   Facility...............    $ 85,000     $ 83,557     $     --     $     --
Senior Subordinated
 Notes....................     105,000      126,475        2,596        2,939
Senior Notes..............     300,000      311,551      500,000      516,842
Private Placement Debt....          --           --      340,000      350,531
Interest-rate swaps.......         --           593          321          321

  The fair value of the Senior Notes was determined based on the quoted market prices. The fair values of the Private Placement Debt and the interest-rate swap agreements were determined using discounted cash flow models.

  For instruments including cash and cash equivalents, accounts receivable and accounts payable the carrying amount approximates fair value because of the short maturity of these instruments. In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments" the Company believes it is not practicable to estimate the current fair value of the related party receivables and related party payables because of the related party nature of the transactions.

18. Subsequent Events

Acquisitions

  On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520 million in cash, subject to a working capital adjustment (the "Kelly Transaction"). As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento,

                        HEARST-ARGYLE TELEVISION, INC.

California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash.

  On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders and assumed $700 million in debt. In addition, the transaction was subject to an adjustment which guaranteed the Company $41 million in working capital.

Financing Arrangements

  On January 14, 1999, the Company issued an additional $110 million aggregate principal amount of senior notes to institutional investors. The senior notes have a maturity of 12 years, with an average life of 10 years, and bear interest at 7.18% per annum. These senior notes along with the Private Placement Debt (see Note 6) were used to fund the Kelly Transaction described above.

Common Stock

  On March 17, 1999, the Company amended and restated the certificate of incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million. This increases the Company's total authorized shares of common stock to 300 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 is set forth under the headings "Executive Officers of the Company" and "Directors Election Proposal" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 is set forth under the heading "Executive Compensation and Other Matters" in the 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is set forth under the heading "Principal Stockholders" in the 1999 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 1999 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

  (a) Financial Statements, Schedules and Exhibits

    (1) The financial statements listed in the Index for Item 8 hereof are filed as part of this report.
    (2) The financial statement schedules required by Regulation S-X are included as part of this report or are included in the information provided in the Notes to Consolidated Financial Statements, which are filed as part of this report.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                        HEARST-ARGYLE TELEVISION, INC.

                                      Additions   Deductions
                                      ---------- ------------
                          Balance at  Charged to               Balance at
                         Beginning of Costs and   Deductions     End of
      Description           Period     Expenses    Describe      Period
-----------------------  ------------ ---------- ------------  ----------
Year Ended December 31,
   1996:
   Allowance for
   uncollectable                                          (1)
   accounts............   $1,626,000  $  989,000 $  (922,000)  $1,693,000
Year Ended December 31,
   1997:
   Allowance for
   uncollectable                                          (1)
   accounts............   $1,693,000  $1,316,000 $   (805,000) $2,204,000
Year Ended December 31,
   1998:
   Allowance for
   uncollectable                                          (1)
   accounts............   $2,204,000  $1,119,000 $(1,297,000)  $2,026,000

--------
(1)Net write-off of accounts receivable.

    (3)  The following exhibits are filed as a part of this report:

Exhibit
  No.                                                Description
-------                                              -----------
3.3      Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company.
4.11     Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share.
10.34    Employee Stock Purchase Plan.
21.1     List of Subsidiaries of the Company.
23.1     Consent of Deloitte & Touche LLP.
24.1     Powers of Attorney (contained on signature page hereto).
27.1     Financial Data Schedule.
27.2     Financial Data Schedule.

  (b) Reports on Form 8-K

    (1) Current Report on Form 8-K filed on December 16, 1998, filing the consolidated financial statements of Pulitzer Broadcasting Company and Subsidiaries as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997, and filing the Company's unaudited pro forma combined condensed financial statements giving effect to the Pulitzer Transaction both including and excluding the Kelly Transaction.

    (2) Current Report on Form 8-K/A filed on December 16, 1998, amending Form 8-K filed on September 29, 1998, replacing the Pulitzer Broadcasting Company and Subsidiaries consolidated financial statements as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and as of June 30, 1998 and for the six months ended June 30, 1998 and 1997, and filing the unaudited pro forma combined condensed financial statements of the Company (giving effect to the Pulitzer Transaction both including and excluding the Kelly Transaction).

    (3) Current Report on Form 8-K/A filed on December 7, 1998, replacing the financial statements of Kelly Broadcasting filed on September 17, 1998 and filing financial statements for Kelly Broadcasting for the nine-month periods ended September 30, 1998 and 1997.

  (c) Exhibits

  The following documents are filed or incorporated by reference as exhibits to this report.

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 2.1     Amended and Restated Agreement and Plan of Merger, dated as of March
         26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT
         Contribution Sub, Inc. and Argyle (incorporated by reference to
         Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File
         No. 333-32487)).
 2.2     Amended and Restated Agreement and Plan of Merger, dated as of May 25,
         1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the
         Company (incorporated by reference to Appendix A to the Company's
         Registration Statement on Form S-4 (File No. 333-72207)).
 3.1     Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Appendix C of The Company's Registration
         Statement on Form S-4 (file No. 333-32487)).
 3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-4 (File No. 333-72207)).
 3.3     Amendment No. 1 to the Amended and Restated Certificate of
         Incorporation of the Company.
 4.1     Form of Indenture relating to the Senior Subordinated Notes due 2005
         (including form of security) (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31, 1996).
 4.2     First Supplemental Indenture, dated as of June 1, 1996, among KHBS
         Argyle Television, Inc, Arkansas Argyle Television, Inc. and United
         States Trust Company of New York (incorporated by reference to
         Argyle's Current Report on Form 8-K dated June 11, 1996).

 Exhibit
   No.                                 Description
 -------                               -----------
 4.3     Second Supplemental Indenture dated as of August 29, 1997 among KMBC
         Hearst-Argyle Company Television, Inc., WBAL Hearst-Argyle Television,
         Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle
         Television, Inc., WTAE Hearst-Argyle Television, Inc. and United
         States Trust Company of New York (incorporated by reference to Exhibit
         4.8 of the Company's Registration Statement on Form S-3 (File No. 333-
         32487)).
 4.4     Third Supplemental Indenture, dated as of February 26, 1998, among the
         Company, Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle
         Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-
         Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE
         Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc.,
         KITV Hearst-Argyle Television, Inc., KHBS Hearst-Argyle Television,
         Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc., Jackson Hearst-
         Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
         Arkansas Hearst-Argyle Television, Inc. and United States Trust
         Company of New York (incorporated by reference to Exhibit 4.4 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).
 4.5     Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31, 1996).
 4.6     Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to
         Exhibit 4.1 of the Company's Current Report on Form 8-K dated November
         13, 1997).
 4.7     First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.2 of the Company's Current
         Report on Form 8-K dated November 13, 1997).
 4.8     Global Note representing $125,000,000 of 7% Senior Notes Due November
         15, 2007 (incorporated by reference to Exhibit 4.3 of the Company's
         Current Report on Form 8-K dated November 13, 1997).
 4.9     Global Note representing $175,000,000 of 7 1/2% Debentures Due
         November 15, 2027 (incorporated by reference to Exhibit 4.4 of the
         Company's Current Report on Form 8-K dated January 13, 1998).
 4.10    Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.3 of the Company's Current
         Report on Form 8-K dated January 13, 1998).
 4.11    Specimen of the stock certificate for the Company's Series A Common
         Stock, $.01 par value per share.
 4.12    Form of Registration Rights Agreement among the Company and the
         Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the
         Company's Registration Statement on Form S-4 (File No. 333-32487)).
 4.13    Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File
         No. 33372207)).
 10.1    Amended and Restated Employment Agreement of Ibra Morales
         (incorporated by reference to Exhibit 10.3(c) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.2    Amended and Restated Employment Agreement of Harry T. Hawks
         (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration
         Statement on Form S-1 (File No. 33-96029)).
 10.3    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).
 10.4    Affiliation Agreement among Multimedia, Inc., Multimedia
         Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
         Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.5    Affiliation Agreement between combined Communications Corporation of
         Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
         Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).
 10.6    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and
         ABC, dated November 4, 1994 and Satellite Television Affiliation
         Agreements, dated November 9, 1994 (incorporated by reference to
         Exhibit 10.5(d) of the Company's Registration Statement on Form S-1
         (File No. 33-96029)).
 10.7    Form of Affiliation Agreement between Jackson Argyle Television, Inc.
         (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).
 10.8    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and
         KHOG) and ABC (incorporated by reference to the Company's Current
         Report on Form 8-K dated June 11, 1996).
 10.9    Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report for the quarter ended September 30, 1997).
 10.10   Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30,
         1997).
 10.11   Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30,
         1997).
 10.12   Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.4 of the
         Company's Quarterly Report for the quarter ended September 30, 1997).
 10.13   Television Affiliation Agreement for Television Broadcasting Station
         WBAL-TV, dated January 2, 1995, by and between National Broadcasting
         Company, Inc. and The Hearst Corporation (incorporated by reference to
         Exhibit 10.5 of the Company's Quarterly Report for the quarter ended
         September 30, 1997).
 10.14   Amendment to the Television Affiliation Agreement for Television
         Broadcasting Station WBAL-TV, dated January 2, 1995, by and between
         National Broadcasting Company, Inc. and The Hearst Corporation
         (incorporated by reference to Exhibit 10.6 of the Company's Quarterly
         Report for the quarter ended September 30, 1997).
 10.15   Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.16   Change of Control Agreement between the Company and Dean H. Blythe
         (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.17   Amendment No. 1 to Amended and Restated Employment Agreement of Ibra
         Morales, dated July 31, 1996 (incorporated by reference to Exhibit
         10.25 of the Company's Registration Statement on Form S-4 (File No.
         333-32487)).
 10.18   Employment Agreement, dated as of August 12, 1997, between the Company
         Television, Inc. and Bob Marbut (incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K filed October 17,
         1997).
 10.19   Management Services Agreement, dated as of August 29, 1997, between
         The Hearst Corporation and the Company (incorporated by reference to
         Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17,
         1997).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.20   Option Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed October 17, 1997).
 10.21   Studio Lease Agreement, dated as of August 29, 1997, between The
         Hearst Corporation and the Company (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K filed October
         17, 1997).
 10.22   Services Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed October 17, 1997).
 10.23   Credit Agreement between the Company, the Subsidiary Guarantors party thereto and The Chase Manhattan Bank, as administrative agent, dated
         August 29, 1997 (the "Credit Agreement") (incorporated by reference to
         Exhibit 10.24 of the Company's Form 10-K for the fiscal year ending
         December 31, 1997).
 10.24   Amendment No. 1 to the Credit Agreement, dated as of October 31, 1997
         (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.25   Amendment No. 2 to the Credit Agreement, dated as of January 30, 1998
         (incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.26   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License
         Company and STC Broadcasting of Vermont Subsidiary, Inc., dated
         February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.27   Guaranty, given as of February 18, 1998 by the Company to STC
         Broadcasting of Vermont, Inc., STC License Company and STC
         Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to
         Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending
         December 31, 1997).
 10.28   Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer,
         Michael E. Pulitzer and David E. Moore (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 26,
         1998).
 10.29   Affiliation Agreement between Smith Television of Salinas Monterey
         License, L.P. (re: KSBW) and the National Broadcasting Company, Inc.,
         dated March 20, 1996 (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report for the quarter ended June 30, 1998).
 10.30   Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).
 10.31   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WPTZ) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).
 10.32   Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).
 10.33   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WNNE) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.5 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).
 10.34   Employee Stock Purchase Plan.

 Exhibit
   No.                               Description
 -------                             -----------
 16.1    Letter from Ernst & Young LLP to the Securities and Exchange
         Commission pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit 16.1 of the Company's Current Report on 8-K/A,
         dated October 20, 1997).
 21.1    List of Subsidiaries of the Company.
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Powers of Attorney (contained on signature page hereto).
 27.1    Financial Data Schedule.
 27.2    Financial Data Schedule.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARST-ARGYLE TELEVISION, INC.

                                              /s/ Dean H. Blythe
                                          By: _________________________________
                                            Name:Dean H. Blythe
                                            Title:Senior Vice President,
                                            Secretary and
                                                 General Counsel

                                                March 31, 1999
                                          Dated: ______________________________

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Hearst-Argyle Television, Inc. hereby constitutes and appoints Bob Marbut, John G. Conomikes and Dean H. Blythe, or any of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 31, 1999.

             Signatures                        Title                 Date

/s/ Bob Marbut                         Co-Chief Executive       March 31, 1999
-------------------------------------   Officer and
Bob Marbut                              Chairman of the
                                        Board (Principal
                                        Executive Officer)

/s/ John G. Conomikes                  President, Co-Chief      March 31, 1999
-------------------------------------   Executive Officer
John G. Conomikes                       and Director
                                        (Principal
                                        Executive Officer)

/s/ David J. Barrett                   Executive Vice           March 31, 1999
-------------------------------------   President, Chief
David J. Barrett                        Operating Officer
                                        and Director

/s/ Harry T. Hawks                     Senior Vice              March 31, 1999
-------------------------------------   President and Chief
Harry T. Hawks                          Financial Officer
                                        (Principal
                                        Financial Officer)

             Signatures                         Title                Date

/s/ Teresa Lopez                        Vice President and      March 31, 1999
-------------------------------------    Controller
Teresa Lopez                             (Principal
                                         Accounting Officer)

/s/ Frank A. Bennack, Jr.               Director                March 31, 1999
-------------------------------------
Frank A. Bennack, Jr.

/s/ Ken J. Elkins                       Director                March 31, 1999
-------------------------------------
Ken J. Elkins

/s/ Victor F. Ganzi                     Director                March 31, 1999
-------------------------------------
Victor F. Ganzi

/s/ George R. Hearst                    Director                March 31, 1999
-------------------------------------
George R. Hearst

/s/ William R. Hearst III               Director                March 31, 1999
-------------------------------------
William R. Hearst III

/s/ Gilbert C. Maurer                   Director                March 31, 1999
-------------------------------------
Gilbert C. Maurer

/s/ Michael E. Pulitzer                 Director                March 31, 1999
-------------------------------------
Michael E. Pulitzer

/s/ David Pulver                        Director                March 31, 1999
-------------------------------------
David Pulver

/s/ Virginia H. Randt                   Director                March 31, 1999
-------------------------------------
Virginia H. Randt

/s/ Caroline L. Williams                Director                March 31, 1999
-------------------------------------
Caroline L. Williams

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
 2.1     Amended and Restated Agreement and Plan of Merger, dated as of March
         26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT
         Contribution Sub, Inc. and Argyle (incorporated by reference to
         Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File
         No. 333-32487)).
 2.2     Amended and Restated Agreement and Plan of Merger, dated as of May 25,
         1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the
         Company (incorporated by reference to Appendix A to the Company's
         Registration Statement on Form S-4 (File No. 333-72207)).
 3.1     Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Appendix C of The Company's Registration
         Statement on Form S-4 (File No. 333-32487)).
 3.2     Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-4 (File No. 333-72207)).
 3.3     Amendment No. 1 to the Amended and Restated Certificate of
         Incorporation of the Company.
 4.1     Form of Indenture relating to the Senior Subordinated Notes due 2005
         (including form of security) (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31, 1996).
 4.2     First Supplemental Indenture, dated as of June 1, 1996, among KHBS
         Argyle Television, Inc, Arkansas Argyle Television, Inc. and United
         States Trust Company of New York (incorporated by reference to
         Argyle's Current Report on Form 8-K dated June 11, 1996).
 4.3     Second Supplemental Indenture dated as of August 29, 1997 among KMBC
         Hearst-Argyle Company Television, Inc., WBAL Hearst-Argyle Television,
         Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle
         Television, Inc., WTAE Hearst-Argyle Television, Inc. and United
         States Trust Company of New York (incorporated by reference to Exhibit
         4.8 of the Company's Registration Statement on Form S-3 (File No. 333-
         32487)).
 4.4     Third Supplemental Indenture, dated as of February 26, 1998, among the
         Company, Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle
         Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-
         Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE
         Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc.,
         KITV Hearst-Argyle Television, Inc., KHBS Hearst-Argyle Television,
         Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc., Jackson Hearst-
         Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
         Arkansas Hearst-Argyle Television, Inc. and United States Trust
         Company of New York (incorporated by reference to Exhibit 4.4 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).
 4.5     Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31, 1996).
 4.6     Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to
         Exhibit 4.1 of the Company's Current Report on Form 8-K dated November
         13, 1997).
 4.7     First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.2 of the Company's Current
         Report on Form 8-K dated November 13, 1997).
 4.8     Global Note representing $125,000,000 of 7% Senior Notes Due November
         15, 2007 (incorporated by reference to Exhibit 4.3 of the Company's
         Current Report on Form 8-K dated November 13, 1997).
 4.9     Global Note representing $175,000,000 of 7 1/2% Debentures Due
         November 15, 2027 (incorporated by reference to Exhibit 4.4 of the
         Company's Current Report on Form 8-K dated January 13, 1998).
 4.10    Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.3 of the Company's Current
         Report on Form 8-K dated January 13, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------
  4.11   Specimen of the stock certificate for the Company's Series A Common
         Stock, $.01 par value per share.
  4.12   Form of Registration Rights Agreement among the Company and the
         Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the
         Company's Registration Statement on Form S-4 (File No. 333-32487)).
  4.13   Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File No.
         33372207)).
 10.1    Amended and Restated Employment Agreement of Ibra Morales
         (incorporated by reference to Exhibit 10.3(c) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.2    Amended and Restated Employment Agreement of Harry T. Hawks
         (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration
         Statement on Form S-1 (File No. 33-96029)).
 10.2    Amended and Restated Employment Agreement of Harry T. Hawks
         (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration
         Statement on Form S-1 (File No. 33-96029)).
 10.3    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).
 10.4    Affiliation Agreement among Multimedia, Inc., Multimedia
         Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
         Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).
 10.5    Affiliation Agreement between combined Communications Corporation of
         Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
         Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).
 10.6    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and
         ABC, dated November 4, 1994 and Satellite Television Affiliation
         Agreements, dated November 9, 1994 (incorporated by reference to
         Exhibit 10.5(d) of the Company's Registration Statement on Form S-1
         (File No. 33-96029)).
 10.7    Form of Affiliation Agreement between Jackson Argyle Television, Inc.
         (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).
 10.8    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and
         KHOG) and ABC (incorporated by reference to the Company's Current
         Report on Form 8-K dated June 11, 1996).
 10.9    Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report for the quarter ended September 30, 1997).
 10.10   Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30,
         1997).
 10.11   Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30,
         1997).
 10.12   Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.4 of the
         Company's Quarterly Report for the quarter ended September 30, 1997).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.13   Television Affiliation Agreement for Television Broadcasting Station
         WBAL-TV, dated January 2, 1995, by and between National Broadcasting
         Company, Inc. and The Hearst Corporation (incorporated by reference to
         Exhibit 10.5 of the Company's Quarterly Report for the quarter ended
         September 30, 1997).
 10.14   Amendment to the Television Affiliation Agreement for Television
         Broadcasting Station WBAL-TV, dated January 2, 1995, by and between
         National Broadcasting Company, Inc. and The Hearst Corporation
         (incorporated by reference to Exhibit 10.6 of the Company's Quarterly
         Report for the quarter ended September 30, 1997).
 10.15   Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.16   Change of Control Agreement between the Company and Dean H. Blythe
         (incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.17   Amendment No. 1 to Amended and Restated Employment Agreement of Ibra
         Morales, dated July 31, 1996 (incorporated by reference to Exhibit
         10.25 of the Company's Registration Statement on Form S-4 (File No.
         333-32487)).
 10.18   Employment Agreement, dated as of August 12, 1997, between the Company
         Television, Inc. and Bob Marbut (incorporated by reference to Exhibit
         10.1 of the Company's Current Report on Form 8-K filed October 17,
         1997).
 10.19   Management Services Agreement, dated as of August 29, 1997, between
         The Hearst Corporation and the Company (incorporated by reference to
         Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17,
         1997).
 10.20   Option Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed October 17, 1997).
 10.21   Studio Lease Agreement, dated as of August 29, 1997, between The
         Hearst Corporation and the Company (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K filed October
         17, 1997).
 10.22   Services Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed October 17, 1997).
 10.23   Credit Agreement between the Company, the Subsidiary Guarantors party thereto and The Chase Manhattan Bank, as administrative agent, dated
         August 29, 1997 (the "Credit Agreement")
         (incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.24   Amendment No. 1 to the Credit Agreement, dated as of October 31, 1997
         (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.25   Amendment No. 2 to the Credit Agreement, dated as of January 30, 1998
         (incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.26   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License
         Company and STC Broadcasting of Vermont Subsidiary, Inc., dated
         February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.27   Guaranty, given as of February 18, 1998 by the Company to STC
         Broadcasting of Vermont, Inc., STC License Company and STC
         Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to
         Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending
         December 31, 1997).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.28   Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer,
         Michael E. Pulitzer and David E. Moore (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 26,
         1998).
 10.29   Affiliation Agreement between Smith Television of Salinas Monterey
         License, L.P. (re: KSBW) and the National Broadcasting Company, Inc.,
         dated March 20, 1996 (incorporated by reference to Exhibit 10.1 of the
         Company's Quarterly Report for the quarter ended June 30, 1998).
 10.30   Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).
 10.31   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WPTZ) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).
 10.32   Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).
 10.33   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WNNE)
         and the National Broadcasting Company, Inc., dated January 1, 1996
         (incorporated by reference to Exhibit 10.5 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).
 10.34   Employee Stock Purchase Plan.
 16.1    Letter from Ernst & Young LLP to the Securities and Exchange
         Commission pursuant to Item 304(a)(3)
         of Reg. S-K (incorporated by reference to Exhibit 16.1 of the
         Company's Current Report on 8-K/A, dated October 20, 1997).
 21.1    List of Subsidiaries of the Company.
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Powers of Attorney (contained on signature page hereto).
 27.1    Financial Data Schedule.
 27.2    Financial Data Schedule.