Form 10-K/A
period 1998-12-31
HEARST ARGYLE TELEVISION INC
filed 1999-04-14
CIK 949536

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  Form 10-K/A
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        HEARST-ARGYLE TELEVISION, INC.

This amendment No. 1 to Form 10-K amends and revises Part II: Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 of Hearst-Argyle Television, Inc. initially filed on March 31, 1999 with the Securities and Exchange Commission. Unless otherwise indicated, capitalized terms used herein shall have the respective meanings given such terms in the Form 10-K.

                       QUARTERLY INFORMATION (UNAUDITED)

                            1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                          ---------------  ---------------- --------------- -----------------
                           1997    1998     1997     1998    1997    1998     1997     1998
                          ------- -------  ------- -------- ------- ------- -------- --------
(In thousands, except
 per share data)
Total revenues..........  $62,053 $87,252  $81,513 $109,713 $77,730 $95,045 $112,365 $115,303
Station operating
 income.................   18,367  25,146   37,361   48,561  25,754  32,003   47,030   48,959
Income before
 extraordinary item.....    6,396   5,835   16,326   21,262   9,328  10,905   19,088   21,681
Net income (loss) (a)...    6,396  (4,134)  16,326   20,454   9,328  10,856    2,876   21,681
Income (loss) applicable
 to common stockholders
 (b)....................    6,396  (4,490)  16,326   20,099   8,973  10,501    2,520   21,325
Income (loss) per common
 share-basic: (c)
Income before
 extraordinary item.....  $  0.15 $  0.10  $  0.40 $   0.39 $  0.20 $  0.20 $   0.36 $   0.40
Net income (loss).......  $  0.15 $ (0.09) $  0.40 $   0.37 $  0.20 $  0.20 $   0.05 $   0.40
Number of common shares
 used in the calculation
 (d)....................   41,299  53,833   41,299   53,798  43,998  53,409   51,824   52,904
Income (loss) per common
 share-diluted: (c)
Income before
 extraordinary item.....  $  0.15 $  0.10  $  0.40 $   0.39 $  0.20 $  0.20 $   0.36 $   0.40
Net income (loss).......  $  0.15 $ (0.08) $  0.40 $   0.37 $  0.20 $  0.20 $   0.05 $   0.40
Number of common shares
 used in the calculation
 (d)....................   41,299  54,043   41,299   54,095  44,043  53,690   51,944   52,978

--------
(a) Net income (loss) for the fourth quarter of 1997 and each of the first, second and third quarters of 1998 includes an extraordinary item representing the write-off of unamortized financing costs and premiums paid upon early extinguishment of Hearst-Argyle Television, Inc. debt. See
    Note 6 of the notes to the consolidated financial statements.
(b) Net income (loss) applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(c) Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.
(d) The number of shares used in the per share calculation reflects retroactively approximately 41.3 million shares received by The Hearst Corporation in the merger of the Hearst Broadcast Group and Argyle Television, Inc. ("Argyle"), referred to as the "Hearst Transaction", for all periods prior to September 1, 1997. See Notes 2 and 3 of the notes to the consolidated financial statements.

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

                                          HEARST-ARGYLE TELEVISION, INC.

                                              /s/ Dean H. Blythe
                                          By: _________________________________
                                            Name:Dean H. Blythe
                                            Title:Senior Vice President,
                                            Secretary and
                                                 General Counsel

                                                April 14, 1999
                                          Dated: ______________________________

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

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on April 14, 1999.

             Signatures                        Title                 Date

/s/ Bob Marbut                         Co-Chief Executive       April 14, 1999
-------------------------------------   Officer and
Bob Marbut                              Chairman of the
                                        Board (Principal
                                        Executive Officer)

/s/ John G. Conomikes                  President, Co-Chief      April 14, 1999
-------------------------------------   Executive Officer
John G. Conomikes                       and Director
                                        (Principal
                                        Executive Officer)

/s/ David J. Barrett                   Executive Vice           April 14, 1999
-------------------------------------   President, Chief
David J. Barrett                        Operating Officer
                                        and Director

/s/ Harry T. Hawks                     Senior Vice              April 14, 1999
-------------------------------------   President and Chief
Harry T. Hawks                          Financial Officer
                                        (Principal
                                        Financial Officer)

             Signatures                         Title                Date

/s/ Teresa Lopez                        Vice President and      April 14, 1999
-------------------------------------    Controller
Teresa Lopez                             (Principal
                                         Accounting Officer)

/s/ Frank A. Bennack, Jr.               Director                April 14, 1999
-------------------------------------
Frank A. Bennack, Jr.

/s/ Ken J. Elkins                       Director                April 14, 1999
-------------------------------------
Ken J. Elkins

/s/ Victor F. Ganzi                     Director                April 14, 1999
-------------------------------------
Victor F. Ganzi

/s/ George R. Hearst                    Director                April 14, 1999
-------------------------------------
George R. Hearst

/s/ William R. Hearst III               Director                April 14, 1999
-------------------------------------
William R. Hearst III

/s/ Gilbert C. Maurer                   Director                April 14, 1999
-------------------------------------
Gilbert C. Maurer

/s/ Michael E. Pulitzer                 Director                April 14, 1999
-------------------------------------
Michael E. Pulitzer

/s/ David Pulver                        Director                April 14, 1999
-------------------------------------
David Pulver

/s/ Virginia H. Randt                   Director                April 14, 1999
-------------------------------------
Virginia H. Randt

/s/ Caroline L. Williams                Director                April 14, 1999
-------------------------------------
Caroline L. Williams