Form 10-Q
period 1999-03-31
HEARST ARGYLE TELEVISION INC
filed 1999-05-14
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM       TO
                                               -----    ------

                        COMMISSION FILE NUMBER:  0-27000

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                        74-2717523
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                    Identification Number)

888 SEVENTH AVENUE                                          (212) 887-6800
NEW YORK, NY  10106                         (Registrant's telephone number,
(Address of principal executive offices)              including area code)


          -----------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No [_]

As of May 11, 1999, the Registrant had 89,147,879 shares of common stock outstanding. Consisting of 47,849,231 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     Index

                                                                                                            Page No.
Part I        Financial Information

   Item 1.    Financial Statements
              Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 (unaudited)       1
              Condensed Consolidated Statements of Operations for the Three Months Ended
              March 31, 1998 and 1999 (unaudited).........................................................       3
              Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1998 and 1999 (unaudited).........................................................       4
              Notes to Condensed Consolidated Financial Statements........................................       6

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......      10

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................      14


Part II       Other Information

   Item 4.    Submission of Matters to a Vote of Security Holders........................................       15

   Item 6.    Exhibits and reports on Form 8-K...........................................................       15


Signatures    ..........................................................................................        16

Part I  Financial Information

     Item 1.  Financial Statements
     -----------------------------

                         HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets


                                                               December 31, 1998            March 31, 1999
                                                                                             (Unaudited)
                                                        -----------------------------------------------------------------
                                                                                   (In thousands)
Assets
Current assets:
 Cash and cash equivalents                                         $  380,980                   $    6,532
 Accounts receivable, net                                              91,608                      122,569
 Program and barter rights                                             35,408                       38,671
 Deferred income taxes                                                  2,166                        5,316
 Net assets held for sale                                                   -                       11,456
 Other                                                                  5,087                        6,695
                                                                   ----------                   ----------
Total current assets                                                  515,249                      191,239
                                                                   ----------                   ----------

Property, plant and equipment, net                                    129,613                      253,498
                                                                   ----------                   ----------

Intangible assets, net                                                711,409                    3,368,850
                                                                   ----------                   ----------

Other assets:
 Deferred acquisition and financing costs,
  net                                                                  31,302                       29,797
 Program and barter rights, noncurrent                                  3,584                        9,519
 Other                                                                 29,983                       36,177
                                                                   ----------                   ----------
Total other assets                                                     64,869                       75,493
                                                                   ----------                   ----------

Total assets                                                       $1,421,140                   $3,889,080
                                                                   ==========                   ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.



                                                              December  31, 1998                   March 31, 1999
                                                                                                     (Unaudited)
                                                      ------------------------------------------------------------------
                                                                                 (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                $    5,094                         $    6,927
   Accrued liabilities                                                 34,432                             58,511
   Program and barter rights payable                                   35,411                             38,480
   Related party payable                                               12,218                             11,672
   Other                                                                1,692                              1,018
                                                                   ----------                         ----------
Total current liabilities                                              88,847                            116,608
                                                                   ----------                         ----------

Program and barter rights payable, noncurrent                           3,752                             10,580
Long-term debt                                                        842,596                          1,677,596
Deferred income taxes                                                 158,449                            783,031
Other liabilities                                                       3,106                             10,579
                                                                   ----------                         ----------
Total noncurrent liabilities                                        1,007,903                          2,481,786
                                                                   ----------                         ----------

Stockholders' equity:
  Series A preferred stock                                                  1                                  1
  Series B preferred stock                                                  1                                  1
  Series A common stock                                                   126                                497
  Series B common stock                                                   413                                413
  Additional paid-in capital                                          203,105                          1,170,074
 Retained earnings                                                    171,397                            173,872
 Treasury stock, at cost                                              (50,653)                           (54,172)
                                                                   ----------                         ----------
Total stockholders' equity                                            324,390                          1,290,686
                                                                   ----------                         ----------

Total liabilities and stockholders' equity                         $1,421,140                         $3,889,080
                                                                   ==========                         ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)



                                                                                Three Months Ended March 31,
                                                                           1998                             1999
                                                                   ----------------------------------------------------------
                                                                            (In thousands, except per share data)
Total revenues                                                            $87,252                         $113,424

Station operating expenses                                                 42,442                           55,902
Amortization of program rights                                             10,823                           12,827
Depreciation and amortization                                               8,841                           16,269
                                                                          -------                         --------
Station operating income                                                   25,146                           28,426

Corporate general and administrative expenses                               3,435                            4,017
                                                                          -------                         --------
Operating income                                                           21,711                           24,409

Interest expense, net                                                      10,960                           19,216
                                                                          -------                         --------
Income before income taxes and extraordinary item                          10,751                            5,193

Income taxes                                                                4,916                            2,364
                                                                          -------                         --------
Income before extraordinary item                                            5,835                            2,829

Extraordinary item, loss on early retirement  of debt,
   net of income tax benefit of $6,881 in 1998                             (9,969)                               -
                                                                          -------                         --------
Net income (loss)                                                          (4,134)                           2,829
Less preferred stock dividends                                               (356)                            (356)
                                                                          -------                         --------
Income (loss) applicable to common stockholders                           $(4,490)                        $  2,473
                                                                          =======                         ========

Income (loss) per common share - basic:

    Before extraordinary item                                             $  0.10                         $   0.04
    Extraordinary item                                                      (0.19)                               -
                                                                          -------                         --------
    Net income (loss)                                                     $ (0.09)                        $   0.04
                                                                          =======                         ========

Number of common shares used in the calculation                            53,833                           57,419
                                                                          =======                         ========

Income (loss) per common share - diluted:
  Before extraordinary item                                               $  0.10                         $   0.04
  Extraordinary item                                                        (0.18)                               -
                                                                          -------                         --------
  Net income (loss)                                                       $ (0.08)                        $   0.04
                                                                          =======                         ========

Number of common shares used in the calculation                            54,043                           57,528
                                                                          =======                         ========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                 1998                        1999
                                                                    -------------------------------------------------------
                                                                                         (In thousands)
Operating Activities
Net income (loss)                                                              $  (4,134)                $     2,829
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Extraordinary item, loss on early retirement of debt                            16,850                           -
  Depreciation                                                                     2,827                       5,962
  Amortization of intangible assets                                                6,014                      10,307
  Amortization of deferred financing costs                                           631                         641
  Amortization of program rights                                                  10,823                      12,827
  Program payments                                                               (11,123)                    (12,551)
  Provision for doubtful accounts                                                      -                         220
  Fair value adjustments of interest rate protection agreements                      546                        (321)
 Changes in operating assets and liabilities, net                                 22,744                      25,058
                                                                               ---------                 -----------
Net cash provided by operating activities                                         45,178                      44,972
                                                                               ---------                 -----------

Investing Activities
Acquisition of Pulitzer Broadcasting Company                                           -                    (710,225)
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.                       -                    (527,977)
Acquisition costs                                                                   (186)                          -
Purchases of property, plant, and equipment:
   Special projects/buildings                                                     (1,837)                     (4,234)
   Digital                                                                        (1,007)                     (2,085)
   Maintenance                                                                    (2,058)                     (4,266)
                                                                               ---------                 -----------
Net cash used in investing activities                                             (5,088)                 (1,248,787)
                                                                               ---------                 -----------

Financing Activities
Financing costs and other                                                         (4,154)                     (2,262)
Issuance of Senior Notes                                                         200,000                           -
Issuance of Private Placement Debt                                                     -                     110,000
Repayment of Senior Subordinated Notes                                          (116,280)                          -
Dividends paid on preferred stock                                                   (356)                       (356)
Payment to acquire treasury stock                                                      -                      (3,519)
Proceeds from issuance of long-term debt                                               -                     912,000
Payment of long-term debt                                                        (85,000)                   (187,000)
Exercise of stock options                                                              -                         504
                                                                               ---------                 -----------
Net cash (used in) provided by financing activities                               (5,790)                    829,367
                                                                               ---------                 -----------
Increase (decrease) in cash and cash equivalents                                  34,300                    (374,448)
Cash and cash equivalents at beginning of period                                  12,759                     380,980
                                                                               ---------                 -----------
Cash and cash equivalents at end of period                                     $  47,059                 $     6,532
                                                                               =========                 ===========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                1998                        1999
                                                                    ------------------------------------------------------
                                                                                         (In thousands)
Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:
Pulitzer Merger
Fair market value of assets acquired                                                                      $2,325,740
Liabilities assumed                                                                                         (648,680)
Issuance of Series A Common Stock                                                                           (966,835)
                                                                                                          ----------
Net cash paid for acquisition                                                                             $  710,225
                                                                                                          ==========

Kelly Transaction
Fair market value of assets acquired                                                                      $  546,300
Liabilities assumed                                                                                          (18,323)
                                                                                                          ----------
Net cash paid for acquisition                                                                             $  527,977
                                                                                                          ==========

Cash paid during the period for interest                                     $4,103                      $    8,940
                                                                          =========                      ==========


See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 1999


1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 and 1999 are not necessarily indicative of the results that may be expected for a full year.

Prior Year Reclassifications

Certain reclassifications have been made to the December 31, 1998 condensed consolidated balance sheet to conform to the March 31, 1999 presentation.

2.  Acquisitions

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY - Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase consideration and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the cash and the Company's carrying value of the Exchanged Stations over the net fair market value of the tangible assets acquired and liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

On January 5, 1999, effective January 1, 1999, for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520 million in cash, subject to a working capital adjustment (the "Kelly Transaction"). As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase consideration and related acquisition costs of approximately $0.8 million have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the cash over the net fair market value of the tangible assets acquired and liabilities assumed was allocated to FCC licenses and goodwill.
The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 1999

2.  Acquisitions (continued)

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% investment in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Credit Facility, and paid $5 million for the investment in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase consideration, including acquisition costs, of approximately $1.7 billion have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase consideration and acquisition costs over the net fair market value of the tangible assets acquired and liabilities assumed was allocated to FCC licenses and goodwill. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Giving effect to the STC Swap, the Kelly Transaction and the Pulitzer Merger, unaudited pro forma results of operations reflecting combined historical results for the Company's 23 owned television stations, five radio stations and fees for providing management services to the Company's Managed Stations (WWWB, KCWE, WPBF, WBAL-AM and WIYY-FM) pursuant to a management agreement (See Note 5), as if all acquisitions occurred as of January 1, 1998, are as follows:

                                                                                      Three Months Ended March 31,
                                                                                      1998                   1999
                                                                           ---------------------------------------------
                                                                                             (unaudited)
                                                                                (In thousands, except per share data)
Total revenues                                                                      $157,919              $161,549
Loss before extraordinary item                                                      $ (2,117)             $   (601)
Net loss                                                                            $(12,086)             $   (601)
Loss applicable to common stockholders                                              $(12,442)             $   (957)
Loss per common share  -  basic and diluted:
Loss before extraordinary item                                                      $  (0.03)             $  (0.01)
Net loss                                                                            $  (0.14)             $  (0.01)
Pro forma number of shares used in calculations  -  basic and diluted                 89,157                89,157

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.    Long-Term Debt

      Long-term debt consists of the following:

                                                                       December 31,           March 31,
                                                                           1998                 1999
                                                                       --------------------------------
                                                                                            (unaudited)
                                                                                (In thousands)
   Credit Facility dated August 29, 1997:
       Revolving Credit Facility                                       $       -             $  725,000
   Senior Notes                                                          500,000                500,000
   Senior Subordinated Notes                                               2,596                  2,596
   Private Placement Debt                                                340,000                450,000
                                                                       ---------             ----------

   Long-term debt                                                      $ 842,596             $1,677,596
                                                                       =========             ==========

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 1999


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

Private Placement Debt

On January 14, 1999, the Company issued $110 million aggregate principal amount of senior notes to institutional investors. The senior notes have a maturity of 12 years, with an average life of 10 years, and bear interest at 7.18% per annum. These senior notes along with the $340 million private placement debt (collectively, the "Private Placement Debt") issued in December 1998 were used to fund the Kelly Transaction described above.


Interest Rate Risk Management

The Company has two interest-rate protection agreements effectively fixing the Company's interest rate at approximately 7% on $35 million of its borrowings under the Credit Facility until June 1999.

Additional information regarding these interest-rate protection agreements in effect at March 31, 1999 follows:

                                                                 Average              Average              Estimated Fair
                                        Notional Amount        Receive Rate          Pay Rate                  Value
                                    --------------------------------------------------------------------------------------
Interest-rate swap agreements:
     Fixed rate agreement                 $20,000,000            LIBOR                7.01%                 $(100,106)
     Fixed rate agreement                 $15,000,000            LIBOR                6.98%                 $ (75,761)

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

4.  Net Assets Held for Sale

Upon completion of the Pulitzer Merger, the Company owns television stations in two areas (Baltimore and Lancaster) with overlapping service contours in violation of the FCC's local ownership rules. The FCC's rules prohibit the ownership of two stations in the same geographic area whose service contours overlap. To comply with these rules, the Company is required to divest one station in the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying condensed consolidated balance sheet as of March 31, 1999, are the net assets of the station located in Lancaster at its carrying value.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 1999


5.   Related Party Transactions

The Company recorded revenues of approximately $430,000 and $875,000 relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $574,000 and $765,000 relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three months ended March 31, 1998 and 1999, respectively. The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

6.  Common Stock

On March 17, 1999, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million. This increases the Company's total authorized shares of common stock to 300 million.


7.  Subsequent Events

Credit Facility

On April 12, 1999, the Company retired its existing Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase"). The New Credit Facilities of $1 billion (the "$1 Billion Facility") and $250 million (the "$250 Million Facility") mature on April 12, 2004 and April 12, 2003, respectively. The New Credit Facilities contain certain financial and other covenants.

Outstanding principal balances under the New Credit Facilities will bear interest at the "applicable margin" plus either, at the Company's option, LIBOR or the alternate base rate ("ABR"). The "applicable margin" for ABR loans is zero. The "applicable margin" for LIBOR loans will vary between 0.75 and 1.25% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The ABR is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or,
(iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company will also be required to pay an annual commitment fee based on the unused portion of the New Credit Facilities. The applicable margin ranges from 0.2% to 0.3% and from .15% to .25% for the $1 Billion Facility and the $250 Million Facility, respectively.


Stock Purchase Plan

The Company implemented an employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan will allow employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue code of 1986, as amended.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
--------------


Results of Operations

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY-Burlington, VT, television (the "STC Swap"). See Note 2 of the notes to the condensed consolidated financial statements.

On January 5, 1999, effective January 1, 1999, for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co. and substantially all of the assets and certain of the liabilities of Kelleproductions, Inc. (the "Kelly Transaction"). As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento, California. See Note 2 of the notes to the condensed consolidated financial statements.

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% investment in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Credit Facility, and paid $5 million for the investment in the Arizona Diamondbacks. See Note 2 of the notes to the condensed consolidated financial statements.

The following discussion of results of operations does not include the pro forma effects of the STC Swap, the Kelly Transaction or the Pulitzer Merger.

Results of operations for the three months ended March 31, 1999 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE, KCRA, KQCA and management fees derived by the Company from the Managed Stations for the entire period; and, (ii) the Pulitzer Broadcasting Company stations from March 19 through March 31. Results of operations for the three months ended March 31, 1998 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WDTN, the Company's share of the Clear Channel Venture (WNAC/WPRI) and management fees derived by the Company from the Managed Stations for the entire period.



Three Months Ended March 31, 1999
Compared to Three Months Ended March 31, 1998

Total revenues. Total revenues in the three months ended March 31, 1999 were $113.4 million, as compared to $87.3 million in the three months ended March 31, 1998, an increase of $26.1 million or 29.9%. The increase was primarily attributable to the Kelly Transaction and the Pulitzer Merger, which added $15.9 million and $8.9 million, respectively, to 1999 total revenues.

Station operating expenses. Station operating expenses in the three months ended March 31, 1999 were $55.9 million, as compared to $42.4 million in the three months ended March 31, 1998, an increase of $13.5 million or 31.8%. The increase was primarily attributable to the Kelly Transaction, the Pulitzer Merger and the net effect of the STC Swap, which added $7.6 million, $3.9 million and $0.8 million to station operating expenses during 1999.

Amortization of program rights. Amortization of program rights in the three months ended March 31, 1999 was $12.8 million, as compared to $10.8 million in the three months ended March 31, 1998, an increase of $2 million or 18.5%. The increase was primarily attributable to the Kelly Transaction and Pulitzer Merger, which added $2.4 million and $0.3 million, respectively, to amortization of program rights during 1999. This increase was offset by a decrease in amortization of program rights of (i) $0.3 million due to the net effect of the STC Swap and (ii) $0.5 million due to lower cost replacement programming in several markets.

Depreciation and amortization. Depreciation and amortization of intangible assets was $16.3 million in the three months ended March 31, 1999, as compared to $8.8 million in the three months ended March 31, 1998, an increase of $7.5 million or 85.2%. The increase was primarily attributable to the Kelly Transaction, Pulitzer Merger and the net effect of the STC Swap, which added $4.2 million, $2.2 million and $0.6 million, respectively, to depreciation and amortization of intangibles during 1999.

Station operating income. Station operating income in the three months ended March 31, 1999 was $28.4 million, as compared to $25.1 million in the three months ended March 31, 1998, an increase of $3.3 million or 13.1%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4 million for the three months ended March 31, 1999, as compared to $3.4 million for the three months ended March 31, 1998, an increase of $0.6 million or 17.6%. The increase was attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

Interest expense, net. Interest expense, net was $19.2 million in the three months ended March 31, 1999, as compared to $11 million in the three months ended March 31, 1998, an increase of $8.2 million or 74.5%. This increase in interest expense was primarily attributable to a larger outstanding debt balance during the first quarter of 1999 than in the first quarter of 1998, which was the result of the Kelly Transaction and the Pulitzer Merger.

Income taxes. Income tax expense was $2.4 million in the three months ended March 31, 1999, as compared to $4.9 million in the three months ended March 31, 1998, a decrease of $2.5 million, or 51%. The effective rate was 45.5% for the three months ended March 31, 1999 as compared to 45.7 % for the three months ended March 31, 1998. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item.

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

Net income ( loss). Net income was $2.8 million in the three months ended March 31, 1999, as compared to net loss of $4.1 million in the three months ended March 31, 1998, an increase of $6.9 million or 168.3%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $45 million in the three months ended March 31, 1999, as compared to $33.7 million in the three months ended March 31, 1998, an increase of $11.3 million or 33.5%. The increase was primarily attributable to the Kelly Transaction and the Pulitzer Merger, which added $6.4 million and $4.7 million, respectively, to broadcast cash flow during the 1999 period. Broadcast cash flow margin increased to 39.6% for the three months ended March 31, 1999 from 38.6% for the three months ended March 31, 1998. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

In connection with the Kelly Transaction, the Company issued $340 million and $110 million in senior notes ("Private Placement Debt") in December 1998 and January 1999, respectively. The remainder of the Kelly Transaction purchase price was funded using a combination of borrowings under the existing Credit Facility and available cash. See Notes 2 and 3 of the notes to the condensed consolidated financial statements.

In connection with the Pulitzer Merger, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt and paid $5 million for the investment in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Credit Facility to refinance the assumed debt and pay related transaction expenses. See Note 2 of the notes to the condensed consolidated financial statements.

On April 12, 1999, the Company retired its existing Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities"). The New Credit Facilities of $1 billion and $250 million with the Chase Manhattan Bank ("Chase") will mature on April 12, 2004 and April 12, 2003, respectively. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing.

Borrowings related to the Kelly Transaction and the Pulitzer Merger will increase the Company's interest expense by approximately $80.3 million per year. Such increase in interest expense will be funded from the increase in cash flow from operations due to the Kelly Transaction and the Pulitzer Merger.

The Company implemented an employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan will allow employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue code of 1986, as amended.

The Company and The Hearst Corporation ("Hearst") are currently in discussions regarding a potential issuance to Hearst of $100 million of the Company's Series A Common Stock. Because any equity issuance to Hearst is subject to market conditions, the approval of a committee of the Company's independent directors and a definitive agreement between the Company and Hearst, there can be no assurance that this or any future equity issuance to Hearst will be completed. If completed, however, the Company would apply the proceeds of this $100 million equity issuance to the repayment of a portion of the outstanding balance under its credit facilities, thereby reducing the Company's overall debt leverage ratio. The margin over interest rate benchmarks, which determines the interest rate paid by the Company on outstanding balances under the credit facilities, is reduced as the Company's debt leverage ration declines through certain leverage ratio thresholds. Completing this equity issuance and applying the proceeds to reducing the outstanding balances under the New Credit Facilities, therefore, could have the effect of accelerating the time when the interest rate paid by the Company under the New Credit Facilities would be reduced.

Capital expenditures were $22.7 million in 1998 and $10.6 million during the three-months ended March 31, 1999. The Company invested approximately $4.2 million in special projects/buildings including its new station facility at WLWT, approximately $2.1 million in digital conversion projects at various stations and $4.3 million in maintenance projects, during the 1999 period.

The Company anticipates that its primary sources of cash, those being, current cash balances, operating cash flow and amounts available under the New Credit Facilities, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures of the Company for both the next 12 months and the foreseeable future thereafter.

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

To date, significant progress on each of the four phases of the Plan has been made. The status of the Plan's completion is as follows:

(i) The Company has identified all mission-critical operating systems. The inventory phase of the Plan has been completed.

(ii) As of May 4, 1999, the Company has completed approximately 90 % of the assessment and evaluation phase of the systems inventoried. The Company expects to complete this phase of the Plan by the end of May 1999. This phase includes inquiring formally into the Year 2000 readiness of the Company's third-party vendors, suppliers and service providers to determine the impact of the Year 2000 on the technology they have supplied and their plans to address any potential Year 2000 problems. The Company has received responses from approximately 90% of the companies identified.

(iii) As of May 4, 1999, the Company has completed approximately 85% of the phase which entails modification, upgrade and replacement of affected systems. The Company continues to identify systems that require remediation and replacement and will schedule the repair or replacement of non-compliant systems as they are identified. Completion of this phase which entails modification, upgrade and replacement to affected systems is expected to occur by the end of the third quarter in 1999.

(iv) As of May 4, 1999, the Company has completed approximately 90% of the compliance-testing for systems modified, upgraded or replaced. The compliance testing phase of the Plan is expected to be completed by the end of the third quarter in 1999.

Year 2000 Costs
---------------

The majority of costs associated with the Company's Year 2000 problems have been and are expected to be for fully depreciated and obsolete systems that were scheduled for replacement prior to the Year 2000. These replacement systems were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into year 2000 compliance. The Company has spent approximately $2.0 million on these replacement systems. Through March 31, 1999 the Company has spent approximately $0.6 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.1 million for remediation of equipment and systems with Year 2000 problems.

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

Contingency Plans
-----------------

The Company is developing Year 2000 contingency plans. These contingency plans include specific instructions to enable stations to continue operations should mission-critical systems become inoperable as a result of Year 2000 related problems. The framework of the contingency plans have been circulated to all stations and are being modified by each station to reflect internal procedures. Various simulated exercises will be conducted to verify the contingency plan's effectiveness. The contingency plans include performing certain processes, as well as developing alternative procedures should third party services be unavailable. The Company believes that due to the pervasive nature of potential Year 2000 problems, the contingency planning process is an ongoing one that will require further modification as the Company obtains additional information regarding (i) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and (ii) the status of third-party Year 2000 readiness.

Acquisitions
------------

The Company has inquired into the Year 2000 readiness of the Pulitzer and Kelly Broadcasting stations (See Note 2 of the notes to the condensed consolidated financial statements). An assessment has been made of the Pulitzer Broadcasting Company and Kelly Broadcasting systems, and systems potentially affected by Year 2000 problems have been identified. Included are systems which were fully depreciated, obsolete and scheduled for replacement. The Company expects to spend approximately $0.6 million for systems whose replacement schedule was accelerated and approximately $0.2 million for remediation of equipment and systems with Year 2000 problems. However, because of the complexity of correcting Year 2000 problems, actual costs may vary from this estimate. The Company is prepared to fund remediation projects for the Pulitzer Broadcasting Company and Kelly Broadcasting stations. The evaluation of all systems and third-party dependencies is ongoing.

Possible Consequences of Year 2000 Problems
-------------------------------------------

The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties contingency plans will mitigate the effect of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonable likely worst case scenario) could effect the broadcast of advertisements and programming and could have a material effect on the Company's business or consolidated financial statements.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------

The Company has long-term debt obligations and interest-rate swap agreements at March 31, 1999 that are sensitive to changes in interest rates. See Note 3 of the notes to the condensed consolidated financial statements. There have been no material changes to the Company's derivative financial instruments for the quarter ended March 31, 1999.

Part II  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


The Company held a special stockholders meeting on March 17, 1999. Two proposals were approved by the Company's stockholders. The following chart indicates the number of votes cast for and against and the number withheld with respect to the proposal to approve and adopt an Amended and Restated Agreement and Plan of Merger dated as of May 25, 1998, among Pulitzer Publishing Company, Pulitzer, Inc. and the Company, and all related transactions and agreements:

        Proposal One
        ------------
        For           45,780,584
        Against            5,723
        Withheld       2,798,081

The following chart indicates the number of votes cast for and against and the number withheld with respect to the proposal to approve and adopt and amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 200 million to 300 million shares, 200 million of such shares to be designated Series A Common Stock, and 100 million of such shares to be designated Series B Common
Stock:

        Proposal Two
        ------------
        For           48,425,145
        Against          157,301
        Withheld           1,942


Item 6.  Exhibits and reports on Form 8-K
-----------------------------------------


(a)  Exhibits:
     ---------

Exhibit No.
-----------

10.1 Form of 364-Day Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders Party Thereto, The Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc.


10.2 Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders Party Thereto, The Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc.


27.1  Financial Data Schedule.


(b)   Reports on Form 8-K:
      --------------------

On January 20, 1999 the Company filed a Current Report on Form 8-K reporting the consummation of the acquisition of Kelly Broadcasting Co. pursuant to the Agreement and Plan of Merger dated as of August 21, 1998, by and among Kelly Broadcasting Co., J.S. Kelly L.L.C., G.G. Kelly L.L.C. Robert E. Kelly, Kelly Acquisition Corp.

On February 10, 1999 the Company filed a Current Report on Form 8-K, amending Form 8-K/A filed on January 26, 1999 and Form 8-K filed on December 16,1998, replacing the Company's unaudited pro forma combined condensed financial statements giving effect to the Pulitzer Merger.

On March 26, 1999, the Company filed a Current Report on Form 8-K, reporting the consummation of the merger with Pulitzer Publishing Company pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



May 14, 1999                   By:  /s/ Harry T. Hawks
---------------------               ------------------------------------------
Date                                Harry T. Hawks, Senior Vice President and
                                    Chief Financial Officer,
                                    (Principal Financial Officer)



May 14, 1999                   By:  /s/ Teresa  Lopez
---------------------               ------------------------------------------
Date                                Teresa  Lopez, Vice President and Controller
                                    (Principal Accounting Officer)