Form 10-Q
period 1999-06-30
HEARST ARGYLE TELEVISION INC
filed 1999-08-12
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____

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


                 --------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

As of August 9, 1999, the Registrant had 92,865,475 shares of common stock outstanding. Consisting of 51,566,827 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock.
================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     Index


                                                                                                        Page No.
Part I      Financial Information

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)......  1
             Condensed Consolidated Statements of Income for the Three and Six Months Ended
             June 30, 1998 and 1999 (unaudited)...............................................................  3
             Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1998 and 1999 (unaudited)...............................................................  4
             Notes to Condensed Consolidated Financial Statements.............................................  6

   Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............ 10

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................... 15


Part II     Other Information

   Item 2.   Changes in Securities and Use of Proceeds........................................................ 16

   Item 4.   Submission of Matters to a Vote of Security Holders.............................................. 16

   Item 6.   Exhibits and reports on Form 8-K................................................................. 16

Signatures   ................................................................................................. 18

Part I  Financial Information

        Item 1.  Financial Statements
        -------  --------------------


                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets


                                                                        December 31, 1998               June 30, 1999
                                                                                                         (Unaudited)
                                                                     ----------------------------------------------------
                                                                                      (In thousands)
Assets
Current assets:
 Cash and cash equivalents                                                 $  380,980                          $    2,451
 Accounts receivable, net                                                      91,608                             146,529
 Program and barter rights                                                     35,408                              20,907
 Deferred income taxes                                                          2,166                               5,316
 Net assets held for sale                                                           -                              12,594
 Other                                                                          5,087                              10,250
                                                                           ----------                          ----------
Total current assets                                                          515,249                             198,047
                                                                           ----------                          ----------

Property, plant and equipment, net                                            129,613                             265,560
                                                                           ----------                          ----------

Intangible assets, net                                                        711,409                           3,351,170
                                                                           ----------                          ----------

Other assets:
 Deferred acquisition and financing costs,
  net                                                                          31,302                              32,106
 Program and barter rights, noncurrent                                          3,584                               7,314
 Other                                                                         29,983                              28,290
                                                                           ----------                          ----------
Total other assets                                                             64,869                              67,710
                                                                           ----------                          ----------

Total assets                                                               $1,421,140                          $3,882,487
                                                                           ==========                          ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets
(Continued)




                                                                        December  31, 1998                   June 30, 1999
                                                                                                              (Unaudited)
                                                                ------------------------------------------------------------------
                                                                                         (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $    5,094                         $    9,313
   Accrued liabilities                                                         34,432                             50,825
   Program and barter rights payable                                           35,411                             18,892
   Related party payable                                                       12,218                             12,471
   Other                                                                        1,692                                814
                                                                           ----------                         ----------
Total current liabilities                                                      88,847                             92,315
                                                                           ----------                         ----------

Program and barter rights payable, noncurrent                                   3,752                              7,362
Long-term debt                                                                842,596                          1,596,596
Deferred income taxes                                                         158,449                            782,239
Other liabilities                                                               3,106                              2,897
                                                                           ----------                         ----------
Total noncurrent liabilities                                                1,007,903                          2,389,094
                                                                           ----------                         ----------

Stockholders' equity:
  Series A preferred stock                                                          1                                  1
  Series B preferred stock                                                          1                                  1
  Series A common stock                                                           126                                534
  Series B common stock                                                           413                                413
  Additional paid-in capital                                                  203,105                          1,270,397
  Retained earnings                                                           171,397                            183,904
  Treasury stock, at cost                                                     (50,653)                           (54,172)
                                                                           ----------                         ----------
Total stockholders' equity                                                    324,390                          1,401,078
                                                                           ----------                         ----------

Total liabilities and stockholders' equity                                 $1,421,140                         $3,882,487
                                                                           ==========                         ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)



                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                               1998       1999       1998       1999
                                                          ---------------------------------------------
                                                               (In thousands, except per share data)

Total revenues                                               $109,713   $186,054   $196,965   $299,478

Station operating expenses                                     41,506     81,584     83,948    137,486
Amortization of program rights                                 10,846     15,763     21,669     28,590
Depreciation and amortization                                   8,800     29,873     17,641     46,142
                                                             --------   --------   --------   --------
Station operating income                                       48,561     58,834     73,707     87,260

Corporate general and administrative expenses                   3,119      4,324      6,554      8,341
                                                             --------   --------   --------   --------
Operating income                                               45,442     54,510     67,153     78,919

Interest expense, net                                           8,867     29,776     19,827     48,992
                                                             --------   --------   --------   --------
Income before income taxes and extraordinary item              36,575     24,734     47,326     29,927

Income taxes                                                   15,313     11,253     20,229     13,617
                                                             --------   --------   --------   --------
Income before extraordinary item                               21,262     13,481     27,097     16,310

Extraordinary item, loss on early retirement  of debt,
 net of income tax benefit of $6,414 and $2,041 for
 the six  months ended June 30, 1998 and 1999, respectively      (808)    (3,092)   (10,777)    (3,092)
                                                             --------   --------   --------   --------

Net income                                                     20,454     10,389     16,320     13,218
Less preferred stock dividends                                   (355)      (355)      (711)      (711)
                                                             --------   --------   --------   --------
Income applicable to common stockholders                     $ 20,099   $ 10,034   $ 15,609   $ 12,507
                                                             ========   ========   ========   ========

Income per common share - basic:
    Before extraordinary item                                $   0.39   $   0.15   $   0.49   $   0.21
    Extraordinary item                                          (0.02)     (0.04)     (0.20)     (0.04)
                                                             --------   --------   --------   --------
    Net income                                               $   0.37   $   0.11   $   0.29   $   0.17
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                53,798     89,197     53,815     73,396
                                                             ========   ========   ========   ========

Income per common share - diluted:
  Before extraordinary item                                  $   0.39   $   0.15   $   0.49   $   0.21
  Extraordinary item                                            (0.02)     (0.04)     (0.20)     (0.04)
                                                             --------   --------   --------   --------
  Net income                                                 $   0.37   $   0.11   $   0.29   $   0.17
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                54,095     89,229     54,080     73,461
                                                             ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    1998                    1999
                                                                         ----------------------------------------------
                                                                                           (In thousands)

Operating Activities
Net income                                                                        $ 16,320             $    13,218
Adjustments to reconcile net income to net cash provided by
operating activities:
  Extraordinary item, loss on early retirement of debt                              17,191                   5,133
  Depreciation                                                                       6,364                  13,626
  Amortization of intangible assets                                                 11,277                  32,516
  Amortization of deferred financing costs                                           1,236                   1,469
  Amortization of program rights                                                    21,669                  28,590
  Program payments                                                                 (21,936)                (27,326)
  Provision for doubtful accounts                                                        -                     648
  Fair value adjustments of interest rate protection agreements                         76                    (321)
  Deferred income taxes                                                              2,154                    (792)
  Changes in operating assets and liabilities, net                                  11,880                  (7,769)
                                                                                  --------             -----------
Net cash provided by operating activities                                           66,231                  58,992
                                                                                  --------             -----------

Investing Activities
Acquisition of Pulitzer Broadcasting Company                                             -                (711,574)
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.                         -                (529,621)
Swap Transaction with STC                                                          (20,136)                      -
Acquisition costs                                                                     (124)                    (24)
Issuance of STC note receivable, net                                               (51,055)                      -
Purchases of property, plant, and equipment:
   Special projects/buildings                                                       (2,504)                (21,532)
   Digital                                                                          (1,151)                 (4,524)
   Maintenance                                                                      (4,299)                (10,371)
                                                                                  --------             -----------
Net cash used in investing activities                                              (79,269)             (1,277,646)
                                                                                  --------             -----------

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                                                     Six Months Ended June 30,
                                                                                    1998                   1999
                                                                           ---------------------------------------------
                                                                                           (In thousands)

Financing Activities
Financing costs and other                                                        $  (4,374)            $  (10,510)
Issuance of Senior Notes                                                           200,000                      -
Issuance of Private Placement Debt                                                       -                110,000
Repayment of Senior Subordinated Notes                                            (116,621)                     -
Dividends paid on preferred stock                                                     (711)                  (711)
Revolving Credit Facility:
    Proceeds from issuance of long-term debt                                        29,000                912,000
    Payment of long-term debt                                                      (85,000)              (912,000)
New Credit Facilities:
    Proceeds from issuance of long-term debt                                             -                790,000
    Payment of long-term debt                                                            -               (146,000)
Series A Common Stock:
    Issuances                                                                          229                 99,700
    Repurchases                                                                     (8,306)                (3,519)
Proceeds from employee stock purchase plan                                               -                    440
Exercise of stock options                                                                -                    725
                                                                                 ---------             ----------
Net cash provided by financing activities                                           14,217                840,125
                                                                                 ---------             ----------
Increase (decrease) in cash and cash equivalents                                     1,179               (378,529)
Cash and cash equivalents at beginning of period                                    12,759                380,980
                                                                                 ---------             ----------
Cash and cash equivalents at end of period                                       $  13,938             $    2,451
                                                                                 =========             ==========

Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:
STC Swap
  Fair market value of assets acquired, net                                      $  20,632
  Fair market value of liabilities assumed, net                                       (496)
                                                                                 ---------
  Net cash paid for acquisition                                                  $  20,136
                                                                                 =========
Pulitzer Merger
  Fair market value of assets acquired                                                                 $2,316,424
  Fair market value of liabilities assumed                                                               (638,015)
  Issuance of Series A Common Stock                                                                      (966,835)
                                                                                                       ----------
  Net cash paid for acquisition                                                                        $  711,574
                                                                                                       ==========
Kelly Transaction
  Fair market value of assets acquired                                                                 $  547,512
  Fair market value of liabilities assumed                                                                (17,891)
                                                                                                       ----------
  Net cash paid for acquisition                                                                        $  529,621
                                                                                                       ==========

Cash paid during the period for interest                                         $  15,123             $   46,447
                                                                                 =========             ==========
Cash paid during the period for taxes                                            $     224             $   14,653
                                                                                 =========             ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1999


1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for a full year.

Prior Year Reclassifications

Certain reclassifications have been made to the December 31, 1998 condensed consolidated balance sheet to conform to the June 30, 1999 presentation.

2.  Acquisitions

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY - Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price, acquisitions costs and the Company's carrying value of the Exchanged Stations over the fair market value of the tangible assets acquired less the liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

On January 5, 1999, effective January 1, 1999, for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520.4 million in cash, including a working capital adjustment of $0.4 million (the "Kelly Transaction"). As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $0.8 million have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 1999

2.  Acquisitions (continued)

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% investment in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Credit Facility, and paid $5 million for the investment in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price including acquisition costs, of approximately $1.7 billion have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

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

                                                                                           Six Months Ended June 30,
                                                                                           1998                  1999
                                                                                 --------------------------------------------
                                                                                                  (unaudited)
                                                                                     (In thousands, except per share data)

Total revenues                                                                            $357,710             $347,603
Income before extraordinary item                                                          $ 19,736             $ 13,872
Net income                                                                                $  8,959             $ 10,780
Income applicable to common stockholders                                                  $  8,248             $ 10,069
Income per common share - basic and diluted:
  Income before extraordinary item                                                        $   0.20             $   0.14
  Net income                                                                              $   0.09             $   0.11
Pro forma number of shares used in calculations  -  basic                                   92,844               92,844
Pro forma number of shares used in calculations - diluted                                   92,909               92,909

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

3.  Long-Term Debt

    Long-term debt consists of the following:

                                                                             December 31,            June 30,
                                                                                 1998                  1999
                                                                       --------------------------------------------
                                                                                                  (unaudited)
                                                                                     (In thousands)

   Revolving Credit Facility                                                   $      -            $        -
   New Credit Facilities                                                              -               644,000
   Senior Notes                                                                 500,000               500,000
   Senior Subordinated Notes                                                      2,596                 2,596
   Private Placement Debt                                                       340,000               450,000
                                                                               --------            ----------

   Long-term debt                                                              $842,596            $1,596,596
                                                                               ========            ==========

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 1999


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

Credit Facility

On April 12, 1999, the Company retired its old revolving credit facility (the "Revolving Credit Facility") and replaced it with two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase") as the administrative agent for a consortium of banks. The deferred financing fees relating to the Revolving Credit Facility were written-off and classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 1999.

The New Credit Facilities of $1 billion (the "$1 Billion Facility") and $250 million (the "$250 Million Facility") mature on April 12, 2004 and April 12, 2003, respectively. The New Credit Facilities contain certain financial and other covenants.

Outstanding principal balances under the New Credit Facilities bear interest at the "applicable margin" plus either, at the Company's option, LIBOR or the alternate base rate ("ABR"). The "applicable margin" for ABR loans is zero. The "applicable margin" for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The ABR is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the New Credit Facilities. The commitment fee ranges from 0.2% to 0.3% and from .15% to .25% for the $1 Billion Facility and the $250 Million Facility, respectively.

Interest Rate Risk Management

The Company had two interest-rate protection agreements which expired in May and June of 1999. These interest-rate protection agreements effectively fixed the Company's interest rate at approximately 7% on $35 million of its borrowings under the Revolving Credit Facility and the New Credit Facilities. The Company entered into these agreements solely to hedge its floating interest rate risk.

4.  Net Assets Held for Sale

Upon completion of the Pulitzer Merger, the Company owns television stations in two areas (Baltimore and Lancaster) with overlapping signal contours in violation of the Federal Communications Commission's ("FCC's") local ownership rules. As of June 30, 1999 the FCC's ownership rules prohibit the common ownership of two television stations that have overlapping Grade A signal contours. To comply with these rules, the Company would be required to divest one station in the aforementioned areas. Included in the caption Net Assets Held for Sale on the accompanying condensed consolidated balance sheet as of June 30, 1999, are the net assets of the station located in Lancaster at its carrying value. See Note 8 for further discussion.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 1999


5.   Related Party Transactions

The Company recorded revenues of approximately $946,000 and $1.3 million during the three and six months ended June 30, 1998, respectively, and $1.5 million and $2.3 million during the three and six months ended June 30, 1999, respectively, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain The Hearst Corporation ("Hearst") owned or operated television and radio stations). The Company recorded expenses of approximately $536,000 and $1.1 million during the three and six months ended June 30, 1998, respectively, and $765,000 and $1.5 million during the three and six months ended June 30, 1999, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

6.  Common Stock

On March 18, 1999, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million. This increases the Company's total authorized shares of common stock to 300 million.

On June 30, 1999, the Company issued 3,686,636 shares of Series A Common Stock to Hearst at a price of $27.125 for total aggregate proceeds of $100 million (the "Equity Issuance"). The net proceeds from the Equity Issuance were used to pay a portion of the debt outstanding under the New Credit Facilities.

7.  Stock Purchase Plan

The Company implemented a non-compensatory employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 19,760 shares for aggregate proceeds of approximately $440,000 through June 30, 1999.

8.  Subsequent Event

On August 5, 1999, the FCC adopted a report and order announcing certain changes to the FCC's ownership rules. Prior to these rule changes, the FCC's ownership rules prohibited the common ownership of television stations that had overlapping Grade A signal contours. This prior rule would have prohibited the common ownership of WBAL, the Company's Baltimore, MD television station, and WGAL, the Lancaster, PA television station that the Company acquired in the Pulitzer Merger. As part of the Pulitzer Merger, the FCC granted the Company a waiver of ownership rules to permit the common ownership of these two stations for a period of six months (which was to expire on September 18, 1999). At the end of the waiver period, the Company would have had to divest one of these stations.

The rule changes adopted on August 5, 1999 will permit the common ownership of television stations regardless of Grade A signal contour overlap provided that the stations are in separate Designated Market Areas ("DMAs"). As a result of these rule changes, the Company will be able to commonly own WGAL and WBAL as they are in separate DMAs. The FCC's new rules are to become effective 60 days after publication in the Federal Register, which had not occurred as of August 12, 1999. As the new rules are not yet effective, the net assets of WGAL are included in Net Assets Held for Sale at June 30,1999.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
--------------

Results of Operations

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY-Burlington, VT, television market (the "STC Swap"). See Note 2 of the notes to the condensed consolidated financial statements.

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

Results of operations for the three and six months ended June 30, 1999 include:
(i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE, KCRA, KQCA and management fees derived by the Company from the Managed Stations for the entire period; and, (ii) the Pulitzer Broadcasting Company stations from March 19 through June 30. Results of operations for the three and six months ended June 30, 1998 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO and management fees derived by the Company from the Managed Stations for the entire period; (ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31; and (iii) KSBW and WPTZ/WNNE from June 1 through June 30.

Three Months Ended June 30, 1999
Compared to Three Months Ended June 30, 1998

Total revenues. Total revenues in the three months ended June 30, 1999 were $186.1 million, as compared to $109.7 million in the three months ended June 30, 1998, an increase of $76.4 million or 69.6%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $61.5 million and $18.6 million, respectively, to total revenues during the 1999 period. This increase was offset by a decrease in (i) national and local advertising revenues for two markets of $4.1 million due to soft market conditions, and a decrease in market share resulting from a decrease in ratings and (ii) political revenues of $1.4 million during the 1999 period.

Station operating expenses. Station operating expenses in the three months ended June 30, 1999 were $81.6 million, as compared to $41.5 million in the three months ended June 30, 1998, an increase of $40.1 million or 96.6%. The increase was primarily attributable to the Pulitzer Merger, the Kelly Transaction and the net effect of the STC Swap, which added $29 million, $7.1 million and $1.3 million, respectively, to station operating expenses during the 1999 period.

Amortization of program rights. Amortization of program rights in the three months ended June 30, 1999 was $15.8 million, as compared to $10.8 million in the three months ended June 30, 1998, an increase of $5 million or 46.3%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $2.9 million and $2.8 million, respectively, to amortization of program rights during the 1999 period. This increase was offset by a decrease in amortization of program rights of (i) $0.3 million due to the net effect of the STC Swap and (ii) $0.5 million due to lower cost replacement programming in several markets.

Depreciation and amortization. Depreciation and amortization of intangible assets was $29.9 million in the three months ended June 30, 1999, as compared to $8.8 million in the three months ended June 30, 1988, an increase of $21.1 million or 240%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $16.4 million and $3.7 million, respectively, to depreciation and amortization of intangible assets during the 1999 period.

Station operating income. Station operating income in the three months ended June 30, 1999 was $58.8 million, as compared to $48.6 million in the three months ended June 30, 1998, an increase of $10.2 million or 21%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4.3 million for the three months ended June 30, 1999, as compared to $3.1 million for the three months ended June 30, 1998, an increase of $1.2 million or 38.7%. The increase was attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

Interest expense, net. Interest expense, net was $29.8 million in the three months ended June 30, 1999, as compared to $8.9 million in the three months ended June 30, 1998, an increase of $20.9 million or 235%. The increase in interest expense, net was primarily attributable to a larger outstanding debt balance during the 1999 period due to the Kelly Transaction and the Pulitzer Merger.

Income taxes. Income tax expense was $11.3 million in the three months ended June 30, 1999, as compared to $15.3 million in the three months ended June 30, 1998, a decrease of $4 million, or 26.1%. The effective rate was 45.5% for the three months ended June 30, 1999 as compared to 41.9% for the three months ended June 30, 1998. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the three months ended June 30, 1999 and 1998. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger.

Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in the three months ended June 30, 1999. This extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility. The Company recorded an extraordinary item of $0.8 million, net of the related income tax benefit, in the three months ended June 30, 1998. The 1998 extraordinary item resulted from the early repayment of $102.4 million of the Company's Senior Subordinated Notes. The extraordinary item includes certain expenses associated with the early repayment of the Senior Subordinated Notes.

Net income. Net income was $10.4 million in the three months ended June 30, 1999, as compared to net income of $20.5 million in the three months ended June 30, 1998, a decrease of $10.1 million or 49.3%. The decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $89.7 million in the three months ended June 30, 1999, as compared to $57.4 million in the three months ended June 30, 1998, an increase of $32.3 million or 56.3%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $29.6 million and $9.9 million, respectively, to broadcast cash flow during the 1999 period. This increase was offset by a decrease in broadcast cash flow of: (i) $4.1 million due to a decrease in national and local advertising revenues for two markets due to soft market conditions, and a decrease in market share resulting from a decrease in ratings; (ii) $1.5 million due to the net effect of STC Swap; and, (iii) $1.4 million due to a decrease in political revenues during the 1999 period. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Six Months Ended June 30, 1999
Compared to Six Months Ended June 30, 1998

Total revenues. Total revenues in the six months ended June 30, 1999 were $299.5 million, as compared to $197 million in the six months ended June 30, 1998, an increase of $102.5 million or 52%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $70.4 million and $34.5 million, respectively, to 1999 total revenues. This increase was offset by a decrease in (i) national and local advertising revenues for two markets of $6 million due to soft market conditions, and a decrease in market share resulting from a decrease in ratings, and (ii) political revenues of $1 million during the 1999 period.

Station operating expenses. Station operating expenses in the six months ended June 30, 1999 were $137.5 million, as compared to $83.9 million in the six months ended June 30, 1998, an increase of $53.6 million or 63.9%. The increase was primarily attributable to the Pulitzer Merger, the Kelly Transaction and the net effect of the STC Swap, which added $32.9 million, $14.7 million and $2.1 million to station operating expenses during 1999.

Amortization of program rights. Amortization of program rights in the six months ended June 30, 1999 was $28.6 million, as compared to $21.7 million in the six months ended June 30, 1998, an increase of $6.9 million or 31.8%. The increase was primarily attributable to the Kelly Transaction and the Pulitzer Merger, which added $5.2 million and $3.3 million, respectively, to amortization of program rights during 1999. This increase was offset by a decrease in amortization of program rights of (i) $0.6 million due to the net effect of the STC Swap and (ii) $1.1 million due to lower cost replacement programming in several markets.

Depreciation and amortization. Depreciation and amortization of intangible assets was $46.1 million in the six months ended June 30, 1999, as compared to $17.6 million in the six months ended June 30, 1998, an increase of $28.5 million or 162%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $18.6 million and $7.9 million, respectively, to depreciation and amortization of intangible assets during 1999.

Station operating income. Station operating income in the six months ended June 30, 1999 was $87.3 million, as compared to $73.7 million in the six months ended June 30, 1998, an increase of $13.6 million or 18.5%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $8.3 million for the six months ended June 30, 1999, as compared to $6.6 million for the six months ended June 30, 1998, an increase of $1.7 million or 25.8%. The increase was attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

Interest expense, net. Interest expense, net was $49 million in the six months ended June 30, 1999, as compared to $19.8 million in the six months ended June 30, 1998, an increase of $29.2 million or 147%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance during the 1999 period due to the Kelly Transaction and the Pulitzer Merger.

Income taxes. Income tax expense was $13.6 million in the six months ended June 30, 1999, as compared to $20.2 million in the six months ended June 30, 1998, a decrease of $6.6 million, or 32.7%. The effective rate was 45.5% for the six months ended June 30, 1999 as compared to 42.7 % for the six months ended June 30, 1998. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the six months ended June 30, 1999 and 1998. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger.

Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in 1999. This extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility. The Company recorded an extraordinary item of $10.8 million net of the related income tax benefit, in 1998. The 1998 extraordinary item resulted from the early repayment of $102.4 million of the Company's Senior Subordinated Notes. The extraordinary item includes the write-off of the unamortized deferred financing costs associated with the Senior Subordinated Notes, the payment of a premium for the early repayment and certain expenses associated with early repayment.

Net income. Net income was $13.2 million in the six months ended June 30, 1999, as compared to net income of $16.3 million in the six months ended June 30, 1998, a decrease of $3.1 million or 19%. The decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $134.7 million in the six months ended June 30, 1999, as compared to $91.1 million in the six months ended June 30, 1998, an increase of $43.6 million or 47.9%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $34.2 million and $16.4 million, respectively, to broadcast cash flow during the 1999
period.   This increase was offset by a decrease in broadcast cash flow of: (i)
$6 million due to a decrease in national and local advertising revenues for two markets due to soft market conditions, and a decrease in market share resulting from a decrease in ratings; (ii) $2.4 due to the net effect of STC Swap; and,
(iii) $1 million due to a decrease in political revenue during the 1999 period. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

In connection with the Kelly Transaction, the Company issued $340 million and $110 million in senior notes ("Private Placement Debt") in December 1998 and January 1999, respectively. The remainder of the Kelly Transaction purchase price was funded using a combination of borrowings under the Revolving Credit Facility and available cash. See Notes 2 and 3 of the notes to the condensed consolidated financial statements.

In connection with the Pulitzer Merger, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt and paid $5 million for the investment in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Revolving Credit Facility to refinance the assumed debt and pay related transaction expenses. See Notes 2 and 3 of the notes to the condensed consolidated financial statements.

On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with ") with the Chase Manhattan Bank as the administrative agent for a consortium of banks. The New Credit Facilities of $1 billion and $250 million will mature on April 12, 2004 and April 12, 2003, respectively. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing. See Note 3 of the notes to the condensed consolidated financial statements.

On June 30, 1999 the Company issued to The Hearst Corporation 3,686,636 shares of the Company's Series A Common Stock for $100 million (the "Equity Issuance"). The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its New Credit Facilities, thereby reducing the Company's overall debt leverage ratio and future interest expense.

Borrowings related to the Kelly Transaction and the Pulitzer Merger will increase the Company's interest expense by approximately $80.3 million per year. However, this increase will be offset by a decrease in interest expense of $6.2 million per year due to the Equity Issuance. The net increase in interest expense will be funded from the increase in cash flow from operations due to the Kelly Transaction and the Pulitzer Merger.

The Company implemented an employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue code of 1986, as amended.

Capital expenditures were $22.7 million for the year ended December 31, 1998 and $36.4 million during the six-months ended June 30, 1999. During the 1999 period, the Company invested approximately: (i) $21.5 million in special projects/buildings including the purchase of its station facility, which was previously rented, at WCVB and its new station facility at WLWT; (ii) $4.5 million in digital conversion projects at various stations; and, (iii) $10.4 million in maintenance projects. The Company expects to spend approximately $26.8 million in special projects/buildings, approximately $17 million in digital projects and approximately $22.4 million in maintenance projects for the year ending December 31, 1999.

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

To date, significant progress on each of the four phases of the Plan has been made. The status of the Plan's completion is as follows:

(i) The Company has identified all mission-critical operating systems. The inventory phase has been completed.

(ii) As of July 30, 1999, the Company has substantially completed the assessment and evaluation phase of the systems inventoried. The Company has identified the systems not yet analyzed and has allocated resources to evaluate their Year 2000 readiness. This phase includes inquiring formally into the Year 2000 readiness of the Company's third-party vendors, suppliers and service providers to determine the impact of the Year 2000 on the technology they have supplied and their plans to address any potential Year 2000 problems. The Company has received responses from the majority of the companies identified.

(iii) As of July 30, 1999, the Company has completed approximately 93% of the phase which entails modification, upgrade and replacement of affected systems. The Company continues to identify systems that require remediation and replacement and has scheduled their repair or replacement. Completion of this phase which entails modification, upgrade and replacement to affected systems is expected to occur by the end of the third quarter in 1999.

(iv) As of July 30, 1999, the Company has completed 95% of the compliance-testing for systems modified, upgraded or replaced. The compliance testing phase of the Plan is expected to be completed by the end of the third quarter in 1999.

Year 2000 Costs (Excluding Acquisitions)
----------------------------------------
The majority of costs associated with the Company's Year 2000 problems have been and are expected to be for fully depreciated and obsolete systems that were scheduled for replacement prior to the Year 2000. These replacement systems were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into year 2000 compliance. Through June 30, 1999, the Company has spent approximately $2.3 million on these replacement systems. Through June 30, 1999, the Company has spent approximately $0.7 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.2 million for remediation of equipment and systems with Year 2000 problems.

The Company expects to spend a total of approximately $2.7 million for scheduled replacement systems, approximately $0.9 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.8 million for remediation of equipment and systems with Year 2000 problems. This estimate assumes that third-party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting Year 2000 problems, actual costs may vary from these estimates.

Contingency Plans
-----------------
The Company has developed a comprehensive Year 2000 contingency plan. The contingency plan includes specific instructions to enable stations to continue operations should mission-critical systems become inoperable as a result of Year 2000 related problems. The framework of the contingency plan has been modified by each station to reflect internal procedures. Various simulated exercises will be conducted to verify the contingency plan's effectiveness. The contingency plan includes performing certain processes, as well as developing alternative procedures should third-party services be unavailable. The contingency plan includes a list of key personnel to contact if problems occur. Key personnel will be on duty or available during the critical time period from December 31, 1999 to early January 2000. The Company believes that due to the pervasive nature of potential Year 2000 problems, the contingency planning process is an ongoing one that will require further modification as the Company obtains additional information regarding (i) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and
(ii) the status of third-party Year 2000 readiness.

Acquisitions
------------
The Company has inquired into the Year 2000 readiness of the Pulitzer and Kelly Broadcasting stations (See Note 2 of the notes to the condensed consolidated financial statements). An assessment has been made of the Pulitzer Broadcasting Company and Kelly Broadcasting systems, and systems potentially affected by Year 2000 problems have been identified. Included are systems which were fully depreciated, obsolete and scheduled for replacement. Since the Company obtained ownership of the Pulitzer and Kelly Broadcasting stations, the Company has spent approximately $0.8 million on these replacement systems, approximately $0.3 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.1 million for remediation of equipment and systems with Year 2000 problems. The Company expects to spend a total of approximately $1.1 for scheduled replacement systems, $0.6 million for systems whose replacement schedule was accelerated due to Year 2000 problems and approximately $0.3 million for remediation of equipment and systems with Year 2000 problems. However, because of the complexity of correcting Year 2000 problems, actual costs may vary from this estimate. The Company is prepared to fund the remaining remediation projects for the Pulitzer Broadcasting Company and Kelly Broadcasting stations. The evaluation of all systems and third-party dependencies is ongoing.

Possible Consequences of Year 2000 Problems
-------------------------------------------
The Company believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant. There can be no assurance, however, that the Company's internal systems or equipment or those of third parties on which the Company relies will be Year 2000 compliant in a timely manner or that the Company's or third parties contingency plans will mitigate the effect of any noncompliance. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could effect the broadcast of advertisements and programming and could have a material effect on the Company's business or consolidated financial statements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which becomes effective for the Company's consolidated financial statements for the year ending December 31, 2001. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's New Credit Facilities are sensitive to changes in interest rates. The Company's interest-rate swap agreements expired in May and June of 1999. See Note 3 of the notes to the condensed consolidated financial statements. As of June 30, 1999, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Part II Other Information

Item 2. Changes in Securities and Use of Proceeds
------- -----------------------------------------

On June 30, 1999, the Company issued and sold 3,686,636 shares of the Company's Series A Common Stock to The Hearst Corporation, an accredited investor, for gross proceeds of $100 million without registration under the Securities Act of 1933, as amended (the "Act"). These securities were issued in reliance on exemptions from the registration and prospectus delivery requirements of the Act provided in Section 4(2) thereof as transactions not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

The Company held its annual stockholders meeting on May 14, 1999. Three proposals were approved by the Company's stockholders.

All nominees standing for election as directors were elected. The following chart indicates the number of votes cast for and against and the number withheld with respect to each nominee for director:

     Proposal One
     ------------

    Nominee                                          For                     Against                 Withheld
    -------                                          ---                     -------                 --------
    David  Pulver (1)                            37,709,087                     -0-                  541,913
    David J. Barrett (2)                         41,298,648                     -0-                     -0-
    Ken J. Elkins (2)                            41,298,648                     -0-                     -0-
    Victor F. Ganzi (2)                          41,298,648                     -0-                     -0-
    William R. Hearst III (2)                    41,298,648                     -0-                     -0-
    Michael E. Pulitzer (2)                      41,298,648                     -0-                     -0-
    Virginia H. Randt (2)                        41,298,648                     -0-                     -0-

_________
(1) Series A Director. To be elected by the holders of Series A shares voting as a class.
(2) Series B Director. To be elected by the holders of Series B shares voting as a class.

The following chart indicates the number of votes cast for and against and the number withheld with respect to the proposal to issue and sell up to ten million shares of common stock to The Hearst Corporation:

    Proposal Two
    ------------
    For                73,963,099
    Against             1,322,088
    Withheld            4,264,460

The following chart indicates the number of votes cast for and against and the number withheld with respect to the proposal to approve the Employee Stock Purchase Plan:

    Proposal Three
    --------------
    For                74,831,804
    Against               822,698
    Withheld            3,895,145


Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------

(a)  Exhibit No.:
     ------------

27.1   Financial Data Schedule

(b)   Reports on Form 8-K:
      --------------------

On May 14, 1999, the Company filed a Current report on Form 8-K/A, amending the Current 8-K, filed on March 26, 1999, reporting the consummation of the merger with Pulitzer Publishing Company pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Hearst-Argyle Television, Inc.
                           ------------------------------
                           Registrant



August 12, 1999            By:  /s/ Harry T. Hawks
---------------                 ------------------
Date                            Harry T. Hawks, Senior Vice President and Chief
                                Financial Officer,
                                (Principal Financial Officer)



August 12, 1999            By:  /s/ Teresa  Lopez
---------------                 -----------------
Date                            Teresa  Lopez, Vice President and Controller
                                (Principal Accounting Officer)