Form 10-Q
period 1999-09-30
HEARST ARGYLE TELEVISION INC
filed 1999-11-05
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from______to______

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

As of November 1, 1999, the Registrant had 92,792,493 shares of common stock outstanding. Consisting of 51,493,845 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock.
================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     Index


Part I     Financial Information

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)..............   1
           Condensed Consolidated Statements of Income for the Three and Nine Months Ended
           September 30, 1998 and 1999 (unaudited).......................................................................   3
           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1999 (unaudited).......................................................................   4
           Notes to Condensed Consolidated Financial Statements..........................................................   6

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................  11


   Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................  16


Part II    Other Information

   Item 6. Exhibits and reports on Form 8-K..............................................................................  17


Signatures  .............................................................................................................  18


Part I  Financial Information

        Item 1.  Financial Statements
        -------  --------------------


                                     HEARST-ARGYLE TELEVISION, INC.

                                  Condensed Consolidated Balance Sheets


                                                    December 31, 1998                 September 30, 1999
                                                                                          (Unaudited)
                                             -----------------------------------------------------------------
                                                                        (In thousands)
Assets
Current assets:
 Cash and cash equivalents                          $  380,980                          $    2,554
 Accounts receivable, net                               91,608                             133,316
 Program and barter rights                              35,408                              73,010
 Deferred income taxes                                   2,166                               5,315
 Net assets held for sale                                    -                             259,971
 Other                                                   5,087                              20,669
                                                    ----------                          ----------
Total current assets                                   515,249                             494,835
                                                    ----------                          ----------

Property, plant and equipment, net                     129,613                             332,881
                                                    ----------                          ----------

Intangible assets, net                                 711,409                           3,015,348
                                                    ----------                          ----------

Other assets:
 Deferred financing and acquisition costs,
  net                                                   31,302                              31,325
 Program and barter rights, noncurrent                   3,584                               7,679
 Other                                                  29,983                              32,246
                                                    ----------                          ----------
Total other assets                                      64,869                              71,250
                                                    ----------                          ----------

Total assets                                        $1,421,140                          $3,914,314
                                                    ==========                          ==========

See notes to condensed consolidated financial statements.

                                  HEARST-ARGYLE TELEVISION, INC.



                                                         December  31, 1998           September  30, 1999
                                                                                          (Unaudited)
                                                      ---------------------------------------------------------
                                                                         (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                       $    5,094                      $    6,919
   Accrued liabilities                                        34,432                          62,143
   Program and barter rights payable                          35,411                          72,460
   Related party payable                                      12,218                          11,411
   Other                                                       1,692                             913
                                                          ----------                      ----------
Total current liabilities                                     88,847                         153,846
                                                          ----------                      ----------

Program and barter rights payable, noncurrent                  3,752                           8,215
Long-term debt                                               842,596                       1,563,596
Deferred income taxes                                        158,449                         782,796
Other liabilities                                              3,106                           3,706
                                                          ----------                      ----------
Total noncurrent liabilities                               1,007,903                       2,358,313
                                                          ----------                      ----------

Stockholders' equity:
  Series A preferred stock                                         1                               1
  Series B preferred stock                                         1                               1
  Series A common stock                                          126                             534
  Series B common stock                                          413                             413
  Additional paid-in capital                                 203,105                       1,270,994
  Retained earnings                                          171,397                         186,886
  Treasury stock, at cost                                    (50,653)                        (56,674)
                                                          ----------                      ----------
Total stockholders' equity                                   324,390                       1,402,155
                                                          ----------                      ----------

Total liabilities and stockholders' equity                $1,421,140                      $3,914,314
                                                          ==========                      ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)



                                                            Three Months Ended    Nine Months Ended
                                                              September  30,        September  30,
                                                             1998       1999       1998       1999
                                                         ---------------------------------------------
                                                             (In thousands, except per share data)
Total revenues                                              $95,045   $166,731   $292,010   $466,209

Station operating expenses                                   43,647     80,609    127,595    218,095
Amortization of program rights                               10,358     16,051     32,027     44,641
Depreciation and amortization                                 9,037     30,401     26,678     76,543
                                                            -------   --------   --------   --------
Station operating income                                     32,003     39,670    105,710    126,930

Corporate general and administrative expenses                 3,065      3,559      9,619     11,900
                                                            -------   --------   --------   --------
Operating income                                             28,938     36,111     96,091    115,030

Interest expense, net                                        10,151     28,968     29,978     77,960
                                                            -------   --------   --------   --------
Income before income taxes and extraordinary item            18,787      7,143     66,113     37,070

Income taxes                                                  7,882      3,806     28,111     17,423
                                                            -------   --------   --------   --------
Income before extraordinary item                             10,905      3,337     38,002     19,647

Extraordinary item, loss on early retirement of debt,
 net of income tax benefit of $6,365 and $2,041 for
 the nine months ended September 30, 1998 and 1999,
 respectively                                                   (49)         -    (10,826)    (3,092)
                                                            -------   --------   --------   --------

Net income                                                   10,856      3,337     27,176     16,555
Less preferred stock dividends                                 (355)      (355)    (1,066)    (1,066)
                                                            -------   --------   --------   --------
Income applicable to common stockholders                    $10,501   $  2,982   $ 26,110   $ 15,489
                                                            =======   ========   ========   ========

Income per common share - basic:

    Before extraordinary item                               $  0.20   $   0.03   $   0.69   $   0.23
    Extraordinary item                                            -          -      (0.20)     (0.04)
                                                            -------   --------   --------   --------
    Net income                                              $  0.20   $   0.03   $   0.49   $   0.19
                                                            =======   ========   ========   ========

Number of common shares used in the calculation              53,409     92,883     53,678     79,963
                                                            =======   ========   ========   ========

Income per common share - diluted:
  Before extraordinary item                                 $  0.20   $   0.03   $   0.68   $   0.23
  Extraordinary item                                              -          -      (0.20)     (0.04)
                                                            -------   --------   --------   --------
  Net income                                                $  0.20   $   0.03   $   0.48   $   0.19
                                                            =======   ========   ========   ========

Number of common shares used in the calculation              53,690     92,910     53,943     80,011
                                                            =======   ========   ========   ========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                              1998                    1999
                                                                    ----------------------------------------------
                                                                                     (In thousands)
Operating Activities
Net income                                                              $    27,176             $    16,555
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Extraordinary item, loss on early retirement of debt                       17,191                   5,133
  Depreciation                                                                9,959                  22,714
  Amortization of intangible assets                                          16,719                  53,829
  Amortization of program rights                                             32,027                  44,641
  Program payments                                                          (32,653)                (41,629)
  Changes in operating assets and liabilities, net                           (3,870)                  3,336
  Amortization of deferred financing costs                                    1,822                   2,334
  Provision for doubtful accounts                                                 -                     860
  Fair value adjustments of interest rate protection agreements                 471                    (321)
  Deferred income taxes                                                       3,008                    (234)
                                                                           --------             -----------
Net cash provided by operating activities                                    71,850                 107,218
                                                                           --------             -----------

Investing Activities
Acquisition of Pulitzer Broadcasting Company                                      -                (711,914)
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.                  -                (529,646)
Swap Transaction with STC                                                   (20,136)                      -
Investment in Geocast Network Systems, Inc.                                       -                  (2,016)
Capital call - Arizona Diamondbacks                                               -                    (491)
Acquisition costs                                                            (1,526)                    (68)
Issuance of STC note receivable                                             (70,500)                      -
Repayment of STC note receivable                                             70,500                       -
Purchases of property, plant and equipment:
   Special projects/buildings                                                (4,106)                (23,503)
   Digital                                                                   (2,124)                 (8,075)
   Maintenance                                                               (6,545)                (14,756)
                                                                           --------             -----------
Net cash used in investing activities                                       (34,437)             (1,290,469)
                                                                           --------             -----------



See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                          1998                   1999
                                                 ----------------------------------------------
                                                                 (In thousands)
Financing Activities
Financing costs and other                             $  (4,634)            $  (10,550)
Issuance of Senior Notes                                200,000                      -
Issuance of Private Placement Debt                            -                110,000
Repayment of Senior Subordinated Notes                 (116,621)                     -
Dividends paid on preferred stock                        (1,066)                (1,066)
Revolving Credit Facility:
   Proceeds from issuance of long-term debt              29,000                912,000
   Payment of long-term debt                            (85,000)              (912,000)
New Credit Facilities:
   Proceeds from issuance of long-term debt                   -                943,000
   Payment of long-term debt                                  -               (332,000)
Series A Common Stock:
   Issuances                                                625                 99,477
   Repurchases                                          (21,222)                (6,021)
Proceeds from employee stock purchase plan                    -                  1,166
Exercise of stock options                                     -                    819
                                                      ---------             ----------
Net cash provided by financing activities                 1,082                804,825
                                                      ---------             ----------
Increase (decrease) in cash and cash equivalents         38,495               (378,426)
Cash and cash equivalents at beginning of period         12,759                380,980
                                                      ---------             ----------
Cash and cash equivalents at end of period            $  51,254             $    2,554
                                                      =========             ==========

Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:
STC Swap
   Fair market value of assets acquired, net          $  20,632
   Fair market value of liabilities assumed, net           (496)
                                                      ---------
   Net cash paid for acquisition                      $  20,136
                                                      =========
Pulitzer Merger
   Fair market value of assets acquired                                     $2,317,166
   Fair market value of liabilities assumed                                   (638,417)
   Issuance of Series A Common Stock                                          (966,835)
                                                                            ----------
   Net cash paid for acquisition                                            $  711,914
                                                                            ==========
Kelly Transaction
   Fair market value of assets acquired                                     $  547,512
   Fair market value of liabilities assumed                                    (17,866)
                                                                            ----------
   Net cash paid for acquisition                                            $  529,646
                                                                            ==========

Cash paid during the period for interest              $  21,502             $   63,040
                                                      =========             ==========
Cash paid during the period for taxes                 $   3,738             $   29,843
                                                      =========             ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1999


1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 and 1999 are not necessarily indicative of the results that may be expected for a full year.

Prior Year Reclassifications

Certain reclassifications have been made to the September 30, 1998 and December 31, 1998 financial statements to conform to the September 30, 1999 presentation.

2.  Acquisitions and Investment

Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY - Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price, acquisition costs and the Company's carrying value of the Exchanged Stations over the fair market value of the tangible assets acquired less the liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

On January 5, 1999, effective January 1, 1999, for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520.4 million in cash, including a working capital adjustment of $0.4 million (the "Kelly Transaction"). As a result of the Kelly Transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $0.8 million have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                               September 30, 1999

2.  Acquisitions and Investment (continued)

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Credit Facility, and paid $5 million for the interest in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $1.7 billion has been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 1999; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Giving effect to the STC Swap, the Kelly Transaction and the Pulitzer Merger, unaudited pro forma results of operations reflecting combined historical results for the Company's 23 owned television stations, five radio stations and fees for providing management services to the Company's Managed Stations (WMOR (formerly
WWWB), KCWE, WPBF, WBAL-AM and WIYY-FM) pursuant to a management agreement (See
Note 5), as if all acquisitions occurred as of January 1, 1998, are as follows:

                                                                           Nine Months Ended
                                                                             September 30,
                                                              --------------------------------------------
                                                                     1998                 1999
                                                              --------------------------------------------
                                                                               (unaudited)
                                                                  (In thousands, except per share data)
Total revenues                                                     $524,372             $514,334
Income before extraordinary item                                   $ 24,069             $ 17,005
Net income                                                         $ 13,243             $ 13,913
Income applicable to common stockholders                           $ 12,177             $ 12,847
Income per common share - basic and diluted:
  Income before extraordinary item                                 $   0.25             $   0.17
  Net income                                                       $   0.13             $   0.14
Pro forma number of shares used in calculations  -  basic            92,857               92,857
Pro forma number of shares used in calculations - diluted            92,905               92,905

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

In September 1999, the Company invested $2 million in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Geocast will use a portion of the Company's stations' digital broadcast spectrum as part of a new digital network infrastructure to deliver a program service, which includes the local stations' content and other national content and services, to personal computer users. See Note 8.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                               September 30, 1999


3.    Long-Term Debt

  Long-term debt consists of the following:


                                         December 31,    September  30,
                                            1998             1999
                                      ----------------------------------
                                                          (unaudited)
                                               (In thousands)

   Revolving Credit Facility            $        -     $          -
   New Credit Facilities                         -          611,000
   Senior Notes                            500,000          500,000
   Senior Subordinated Notes                 2,596            2,596
   Private Placement Debt                  340,000          450,000
                                          --------       ----------

  Long-term debt                          $842,596       $1,563,596
                                          ========       ==========



Senior Subordinated Notes

During February 1998, the Company repaid $102.4 million of the Senior Subordinated Notes ("Notes") at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes. Both the premium paid and the deferred financing fees relating to the Notes were classified as an extraordinary item in the accompanying condensed consolidated statement of income for the nine months ended September 30, 1998.

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

Credit Facility

On April 12, 1999, the Company retired its old revolving credit facility (the "Revolving Credit Facility") and replaced it with two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase") as the administrative agent for a consortium of banks. The deferred financing fees relating to the Revolving Credit Facility were written-off and classified as an extraordinary item in the accompanying condensed consolidated statement of income for the nine months ended September 30, 1999.

The New Credit Facilities of $1 billion (the "$1 Billion Facility") and $250 million (the "$250 Million Facility") mature on April 12, 2004 and April 12, 2003, respectively. The New Credit Facilities contain certain financial and other covenants.

Outstanding principal balances under the New Credit Facilities bear interest at either, at the Company's option, LIBOR or the alternate base rate ("ABR"), plus the "applicable margin". The "applicable margin" for ABR loans is zero. The "applicable margin" for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The ABR is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the New Credit Facilities. The commitment fee ranges from 0.2% to 0.3% and from .15% to .25% for the $1 Billion Facility and the $250 Million Facility, respectively.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                               September 30, 1999


3.  Long-Term Debt (continued)

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


4.  Net Assets Held for Sale

On August 5, 1999, the Federal Communications Commission ("FCC") adopted a report and order announcing certain changes to the FCC's ownership rules. The rule changes permit the common ownership of television stations regardless of Grade A signal contour overlap provided that the stations are in separate Designated Market Areas ("DMA's"). The FCC's new rules are to become effective on November 16, 1999.

As a result of the Pulitzer Merger, the Company owns television stations in two areas (Baltimore (WBAL) and Lancaster (WGAL)) with overlapping Grade A signal contours in violation of the FCC's prior local ownership rules. However, as part of the Pulitzer Merger, the FCC granted the Company a waiver of its ownership rules to permit the common ownership of these two stations for a period of six months (which expired on September 18, 1999). At the end of the waiver period, the Company would have had to divest one of these stations. As a result of these proposed rule changes, the Company is able to commonly own WGAL and WBAL as they are in separate DMA's. As the new rules are not yet in effect, the net assets of WGAL are included in Net Assets Held for Sale at September 30, 1999.


5.   Related Party Transactions

The Company recorded revenues of approximately $925,000 and $2.3 million during the three and nine months ended September 30, 1998, respectively, and $1.2 million and $3.5 million during the three and nine months ended September 30, 1999, respectively, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain The Hearst Corporation ("Hearst") owned or operated television and radio stations). The Company recorded expenses of approximately $536,000 and $1.6 million during the three and nine months ended September 30, 1998, respectively, and $795,000 and $2.3 million during the three and nine months ended September 30, 1999, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

6.  Common Stock

On March 18, 1999, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million. This increases the Company's total authorized shares of common stock to 300 million.

On June 30, 1999, the Company issued 3,686,636 shares of Series A Common Stock to Hearst at a price of $27.125 per share for total aggregate proceeds of $100 million (the "Equity Issuance"). The net proceeds from the Equity Issuance were used to repay a portion of the debt outstanding under the New Credit Facilities.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                               September 30, 1999


7.  Stock Purchase Plan

The Company implemented a non-compensatory employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 52,202 shares for aggregate proceeds of approximately $1.2 million through September 30, 1999.


8.  Proposed Investments and Subsequent Events

In August 1999, the Company notified the owner of KQCA of the Company's intent to exercise its option to acquire the station for a fixed price. The Company anticipates it will enter into definitive agreements in the fourth quarter to acquire the station, and will complete the acquisition in the first quarter of 2000.

In September 1999, the Company announced that it has agreed to invest $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") for an approximately 30% equity interest in IBS. The Company and IBS will form a series of local partnerships for the development and management of news/information/entertainment portal websites. The investment is expected to occur in the fourth quarter of 1999.

In connection with its September 1999 $2 million investment in Geocast, the Company has agreed to invest up to an additional $8 million in Geocast subject to the satisfaction of certain conditions. See Note 2.

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

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Credit Facility, and paid $5 million for the interest in the Arizona Diamondbacks. See Note 2 of the notes to the condensed consolidated financial statements.

The following discussion of results of operations does not include the pro forma effects of the STC Swap, the Kelly Transaction or the Pulitzer Merger.

Results of operations for the three and nine months ended September 30, 1999 include: (i) WCVB (which includes Hearst-Argyle Productions), WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE, KCRA, KQCA and management fees derived by the Company from the Managed Stations for the entire period; and, (ii) the Pulitzer Broadcasting Company stations from March 19 through September 30. Results of operations for the three and nine months ended September 30, 1998 include: (i) WCVB (which includes Hearst-Argyle Productions), WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO and management fees derived by the Company from the Managed Stations for the entire period; (ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31; and (iii) KSBW and WPTZ/WNNE from June 1 through September 30.



Three Months Ended September 30, 1999
Compared to Three Months Ended September 30, 1998

Total revenues. Total revenues in the three months ended September 30, 1999 were $166.7 million, as compared to $95 million in the three months ended September 30, 1998, an increase of $71.7 million or 75.5%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $56.2 million and $17.3 million, respectively, to total revenues during the 1999 period. This increase was offset by a decrease in political revenues of $5.9 million during the 1999 period.

Station operating expenses. Station operating expenses in the three months ended September 30, 1999 were $80.6 million, as compared to $43.6 million in the three months ended September 30, 1998, an increase of $37 million or 84.9%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $28.9 million and $7.1 million, respectively, to station operating expenses during the 1999 period.

Amortization of program rights. Amortization of program rights in the three months ended September 30, 1999 was $16.1 million, as compared to $10.4 million in the three months ended September 30, 1998, an increase of $5.7 million or 54.8%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $3.4 million and $2.6 million, respectively, to amortization of program rights during the 1999 period. This increase was offset by a decrease in amortization of program rights of $0.3 million due to lower cost replacement programming in several markets.

Depreciation and amortization. Depreciation and amortization of intangible assets was $30.4 million in the three months ended September 30, 1999, as compared to $9 million in the three months ended September 30, 1998, an increase of $21.4 million or 238%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $16.2 million and $3.9 million, respectively, to depreciation and amortization of intangible assets during the 1999 period.

Station operating income. Station operating income in the three months ended September 30, 1999 was $39.7 million, as compared to $32 million in the three months ended September 30, 1998, an increase of $7.7 million or 24.1%. The increase in station operating income was attributable to the net effect of the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.6 million for the three months ended September 30, 1999, as compared to $3.1 million for the three months ended September 30, 1998, an increase of $0.5 million or 16.1%. The increase was attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

Interest expense, net. Interest expense, net was $29 million in the three months ended September 30, 1999, as compared to $10.2 million in the three months ended September 30, 1998, an increase of $18.8 million or 184%. The increase in interest expense, net was primarily attributable to a larger outstanding debt balance during the 1999 period due to the Kelly Transaction and the Pulitzer Merger.

Income taxes. Income tax expense was $3.8 million in the three months ended September 30, 1999, as compared to $7.9 million in the three months ended September 30, 1998, a decrease of $4.1 million, or 51.9%. The effective rate was 53.3% for the three months ended September 30, 1999 as compared to 42% for the three months ended September 30, 1998. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the three months ended September 30, 1999 and 1998. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger. The effective rate for the three months ended September 30, 1999 reflects a year-to-date adjustment increasing the effective rate to 47% as of September 30, 1999 from 46.2% as of June 30, 1999.

Extraordinary item.   The Company recorded an extraordinary item of $0.05
million, net of the related income tax benefit, in the three months ended September 30, 1998. This extraordinary item resulted from the early repayment of $102.4 million of the Company's Senior Subordinated Notes. The extraordinary item includes certain expenses associated with the early repayment of the Senior Subordinated Notes.

Net income. Net income was $3.3 million in the three months ended September 30, 1999, as compared to net income of $10.9 million in the three months ended September 30, 1998, a decrease of $7.6 million or 69.7%. The decrease in net income was attributable to the net effect of the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $71.8 million in the three months ended September 30, 1999, as compared to $40.7 million in the three months ended September 30, 1998, an increase of $31.1 million or 76.4%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $24.5 million and $8.8 million, respectively, to broadcast cash flow during the 1999 period. This increase was offset by a decrease in broadcast cash flow of $5.9 million due primarily to a decrease in political revenues during the 1999 period. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies in the broadcast industry.

Nine Months Ended September 30, 1999
Compared to Nine Months Ended September 30, 1998

Total revenues. Total revenues in the nine months ended September 30, 1999 were $466.2 million, as compared to $292 million in the nine months ended September 30, 1998, an increase of $174.2 million or 59.7%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $126.6 million and $51.8 million, respectively, to 1999 total revenues. This increase was offset by a decrease in political revenues of $6.9 million during the 1999 period.

Station operating expenses. Station operating expenses in the nine months ended September 30, 1999 were $218.1 million, as compared to $127.6 million in the nine months ended September 30, 1998, an increase of $90.5 million or 70.9%. The increase was primarily attributable to the Pulitzer Merger, the Kelly Transaction and the net effect of the STC Swap, which added $61.7 million, $21.8 million and $2.5 million, respectively, to total 1999 station operating expenses.

Amortization of program rights. Amortization of program rights in the nine months ended September 30, 1999 was $44.6 million, as compared to $32 million in the nine months ended September 30, 1998, an increase of $12.6 million or 39.4%. The increase was primarily attributable to the Kelly Transaction and the Pulitzer Merger, which added $7.8 million and $6.6 million, respectively, to amortization of program rights during 1999. This increase was offset by a decrease in amortization of program rights of (i) $0.6 million due to the net effect of the STC Swap and (ii) $1.4 million due to lower cost replacement programming in several markets.

Depreciation and amortization. Depreciation and amortization of intangible assets was $76.5 million in the nine months ended September 30, 1999, as compared to $26.7 million in the nine months ended September 30, 1998, an increase of $49.8 million or 187%. The increase was primarily attributable to the Pulitzer Merger, the Kelly Transaction and the net effect of the STC Swap, which added $34.8 million, $11.8 million and $0.9 million, respectively, to depreciation and amortization of intangible assets during 1999.

Station operating income. Station operating income in the nine months ended September 30, 1999 was $126.9 million, as compared to $105.7 million in the nine months ended September 30, 1998, an increase of $21.2 million or 20.1%. The increase in station operating income was attributable to the net effect of the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $11.9 million for the nine months ended September 30, 1999, as compared to $9.6 million for the nine months ended September 30, 1998, an increase of $2.3 million or 24%. The increase was attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

Interest expense, net. Interest expense, net was $78 million in the nine months ended September 30, 1999, as compared to $30 million in the nine months ended September 30, 1998, an increase of $48 million or 160%. This increase in interest expense, net was primarily attributable to a larger outstanding debt balance during the 1999 period due to the Kelly Transaction and the Pulitzer Merger.

Income taxes. Income tax expense was $17.4 million in the nine months ended September 30, 1999, as compared to $28.1 million in the nine months ended September 30, 1998, a decrease of $10.7 million, or 38.1%. The effective rate was 47% for the nine months ended September 30, 1999 as compared to 42.5 % for the nine months ended September 30, 1998. This represents federal and state income taxes as calculated on the Company's income before taxes and extraordinary item for the nine months ended September 30, 1999 and 1998. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger.

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

Net income. Net income was $16.6 million in the nine months ended September 30, 1999, as compared to net income of $27.2 million in the nine months ended September 30, 1998, a decrease of $10.6 million or 39%. The decrease in net income was attributable to the net effect of the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $206.5 million in the nine months ended September 30, 1999, as compared to $131.8 million in the nine months ended September 30, 1998, an increase of $74.7 million or 56.7%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $58.7 million and $25.2 million, respectively, to broadcast cash flow
during the 1999 period.   This increase was offset by a decrease in broadcast
cash flow of (i) $6.9 million due to a decrease in political revenues and (ii) $2.4 million due to the net effect of the STC Swap during the 1999 period. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management utilizes and believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies in the broadcast industry.

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

In connection with the Pulitzer Merger, the Company issued 37,096,774 shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt and paid $5 million for the interest in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Revolving Credit Facility to refinance the assumed debt and pay related transaction expenses. See Notes 2 and 3 of the notes to the condensed consolidated financial statements.

On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank as the administrative agent for a consortium of banks. The New Credit Facilities of $1 billion and $250 million will mature on April 12, 2004 and April 12, 2003, respectively. The Company may borrow amounts under the Credit Facility from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing. See Note 3 of the notes to the condensed consolidated financial statements.

On June 30, 1999 the Company issued to The Hearst Corporation 3,686,636 shares of the Company's Series A Common Stock for $100 million (the "Equity Issuance"). The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its New Credit Facilities, thereby reducing the Company's overall debt leverage ratio and future interest expense.

Borrowings related to the Kelly Transaction and the Pulitzer Merger will increase the Company's interest expense by approximately $78.3 million per year based on the borrowings at the time of the transactions. This increase in interest expense will decrease as the debt balance is reduced by cash flows from operations. Additionally, this increase will be offset by a decrease in interest expense of $6.3 million per year due to the Equity Issuance. The net increase in interest expense will be funded from the increase in cash flow from operations due to the Kelly Transaction and the Pulitzer Merger.

The Company implemented an employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchase under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 52,202 shares for aggregate proceeds of approximately $1.2 million through September 30, 1999. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue code of 1986, as amended.

In September 1999, the Company announced that it has agreed to invest $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") for approximately a 30% equity interest in IBS. The investment is expected to occur in the fourth quarter of 1999. See Note 8 of the notes to the condensed consolidated financial statements.

In September 1999, the Company invested $2 million in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Additionally, the Company has agreed to invest up to an additional $8 million in Geocast subject to the satisfaction of certain conditions. See Notes 2 and 8 of the notes to the condensed consolidated financial statements.

Capital expenditures were $22.7 million for the year ended December 31, 1998 and $46.4 million during the nine months ended September 30, 1999. During the 1999 period, the Company invested approximately: (i) $23.5 million in special projects/buildings including the purchase of its station facility, which was previously rented, at WCVB and its new station facility at WLWT; (ii) $8.1 million in digital conversion projects at various stations; and, (iii) $14.8 million in maintenance projects. The Company expects to spend approximately $63.5 million for the year ending December 31, 1999, including approximately (i) $26.4 million in special projects/buildings, (ii) $14.9 million in digital projects and (iii) $22.2 million in maintenance projects.

The Company anticipates that its primary sources of cash, those being current cash balances, operating cash flow and amounts available under the New Credit Facilities, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements, investment commitments and anticipated capital expenditures of the Company for both the next 12 months and the foreseeable future thereafter.

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

(ii) As of September 30, 1999, the Company has substantially completed the assessment and evaluation phase of the systems inventoried. The Company has identified the systems not yet analyzed and has allocated resources to evaluate their Year 2000 readiness. This phase includes inquiring formally into the Year 2000 readiness of the Company's third-party vendors, suppliers and service providers to determine the impact of the Year 2000 on the technology they have supplied and their plans to address any potential Year 2000 problems. The Company has received responses from the majority of the companies identified.

(iii) As of September 30, 1999, the Company has substantially completed the phase of modifying, upgrading, and replacing affected systems.

(iv) As of September 30, 1999, the Company has substantially completed the compliance testing for systems modified, upgraded or replaced.

Year 2000 Costs (Excluding Acquisitions)
----------------------------------------

The majority of costs associated with the Company's Year 2000 problems have been and are expected to be for fully depreciated and obsolete systems that were scheduled for replacement prior to the Year 2000. These replacement systems were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into year 2000 compliance. Through September 30, 1999, the Company has spent approximately $2.4 million on these replacement systems. Through September 30, 1999, the Company has spent approximately $0.8 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.2 million for remediation of equipment and systems with Year 2000 problems. These costs have been included in the capital expenditure disclosure in the Liquidity and Capital Resources section.

The Company expects to spend a total of approximately $2.6 million for scheduled replacement systems, approximately $1.0 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.4 million for remediation of equipment and systems with Year 2000 problems. These estimates assumes that third-party suppliers have accurately assessed the compliance of their products and that they will successfully correct the issue in non-compliant products. Because of the complexity of correcting Year 2000 problems, actual costs may vary from these estimates. These costs have been included in the capital expenditure disclosure in the Liquidity and Capital Resources section.

Contingency Plans
-----------------

The Company has developed a comprehensive Year 2000 contingency plan. The contingency plan includes specific instructions to enable stations to continue operations should mission-critical systems become inoperable as a result of Year 2000 related problems. The framework of the contingency plan has been modified by each station to reflect internal procedures. Various simulated exercises have been conducted to verify the contingency plan's effectiveness. The contingency plan includes performing certain processes, as well as developing alternative procedures should third party services be unavailable. The contingency plan includes a list of key personnel to contact if problems occur. Key personnel will be on duty or available during the critical time period from December 31, 1999 to early January 2000. The Company believes that due to the pervasive nature of potential Year 2000 problems, the contingency planning process is an ongoing one that will require further modification as the Company obtains additional information regarding (i) the Company's internal systems and equipment during the remediation and testing phases of its Year 2000 program and
(ii) the status of third-party Year 2000 readiness.

Acquisitions
------------

An assessment has been made of the newly acquired Pulitzer Broadcasting Company and Kelly Broadcasting systems, and systems potentially affected by Year 2000 problems have been identified (See Note 2 of the notes to the condensed consolidated financial statements). Included are systems that were fully depreciated, obsolete and scheduled for replacement. From the date the Company obtained ownership of the Pulitzer and Kelly Broadcasting stations, through September 30, 1999, the Company has spent approximately $1.0 million on these replacement systems, approximately $0.4 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.1 million for remediation of equipment and systems with Year 2000 problems. The Company expects to spend a total of approximately $1.1 million for scheduled replacement systems, $0.5 million for systems whose replacement schedule was accelerated due to Year 2000 problems and approximately $0.3 million for remediation of equipment and systems with Year 2000 problems. However, because of the complexity of correcting Year 2000 problems, actual costs may vary from this estimate. These costs are in addition to the costs discussed above in the Year 2000 Costs (Excluding Acquisitions) section. However, these costs have been included in the capital expenditure disclosure in the Liquidity and Capital Resources section. The Company is prepared to fund the remaining remediation projects for the newly acquired Pulitzer Broadcasting Company and Kelly Broadcasting stations. The evaluation of all systems and third-party dependencies is ongoing.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's New Credit Facilities are sensitive to changes in interest rates. The Company's interest-rate swap agreements expired in May and June of 1999. See Note 3 of the notes to the condensed consolidated financial statements. As of September 30, 1999, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Part II Other Information




Item 6.  Exhibits and reports on form 8-K
-------  --------------------------------


(a)  Exhibit No.:
     ------------


27.1   Financial Data Schedule


(b)   Reports on Form 8-K:
      --------------------

The Company did not file any reports on Form 8-K in the quarter ended September 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



November 5, 1999            By: /s/ Harry T. Hawks
----------------                ------------------
Date                            Harry T. Hawks, Senior Vice President and Chief
                                Financial Officer,
                                (Principal Financial Officer)




November 5, 1999           By:  /s/ Teresa  Lopez
----------------                -----------------
Date                            Teresa  Lopez, Vice President and Controller
                                (Principal Accounting Officer)