Form 10-K405
period 1999-12-31
HEARST ARGYLE TELEVISION INC
filed 2000-03-30
CIK 949536

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

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 1999
                                      or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from           to

                         Commission file number 0-2700

                        Hearst-Argyle Television, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                                   74-2717523
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)
               888 Seventh Avenue
                  New York, NY                                    10106
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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 27, 2000, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $693,008,654.

  Shares of Common Stock outstanding as of March 27, 2000: 92,791,200 shares (consisting of 51,492,552 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

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

ITEM 1. BUSINESS

  As of March 27, 2000, Hearst-Argyle Television, Inc. (the "Company") owned or managed 26 television stations that reached approximately 17.5% of U.S. television households, and seven radio stations. The Company is one of the country's largest independent, or non-network-owned, TV station groups. The Company is also the largest ABC affiliate group and the second largest NBC affiliate group.

  The Company was formed in 1994 as a Delaware corporation under the name Argyle Television, Inc. ("Argyle"), and its business operations began in January 1995 with the consummation of its acquisition of three television stations. Pursuant to a merger transaction that was consummated on August 29, 1997 and effective September 1, 1997 (the "Hearst Transaction"), The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger, however, was accounted for as a purchase of Argyle by Hearst in a reverse acquisition.

  Effective June 1, 1998, the Company completed a tax-deferred exchange (the "STC Swap") with STC Broadcasting, Inc. and certain related entities (collectively, "STC") whereby the Company exchanged its television stations WNAC-TV, Providence, Rhode Island, and WDTN-TV, Dayton, Ohio, for STC's television stations KSBW-TV, Monterey-Salinas, California, and WPTZ-TV/WNNE-TV, Plattsburgh, New York-- Burlington, Vermont. Divestiture of WNAC and WDTN was required under the order of the Federal Communications Commission (the "FCC") approving the Hearst Transaction.

  On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction (the "Kelly Merger") with Kelly Broadcasting Co., a California limited partnership ("Kelly Broadcasting"), television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement with Channel 58, Inc., a California corporation ("Channel 58"), with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., a California corporation ("Kelleproductions" and together with the Kelly Merger, the "Kelly Transactions").

  Further, on March 18, 1999, the Company acquired, through a merger transaction (the "Pulitzer Merger") with Pulitzer Publishing Company, a Delaware corporation ("Pulitzer"), television stations WESH-TV, Orlando, Florida, WYFF-TV, Greenville, South Carolina, WDSU-TV, New Orleans, Louisiana, WGAL-TV, Lancaster, Pennsylvania, WXII-TV, Greensboro, North Carolina, WLKY-TV, Louisville, Kentucky, KOAT-TV, Albuquerque, New Mexico, KCCI-TV, Des Moines, Iowa, and KETV-TV, Omaha, Nebraska; and radio stations KTAR-AM, KMVP-AM and KKLT-FM, Phoenix, Arizona, WXII-AM, Greensboro, North Carolina, and WLKY-AM, Louisville, Kentucky.

  In September 1999, the Company invested $2 million in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Geocast will use a portion of the Company's stations' digital broadcast spectrum as part of a new digital network infrastructure to deliver a program service, which includes the local stations' content and other national content and services, to personal computer users. The Company has agreed to provide a portion of this local station content to Geocast pursuant to an agreement between the Company and Geocast.

  In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") in exchange for an equity interest in IBS. As of December 31, 1999, the Company had a 26% equivalent interest in IBS. The Company and IBS have also formed a series of local partnerships for the development and management of local news/information/entertainment portal websites.

  As of March 27, 2000, Hearst owned through its wholly owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation ("Hearst Holdings"), and Hearst Broadcasting, Inc., a Delaware corporation ("Hearst Broadcasting"), 100% of the issued and outstanding shares of Series B Common Stock, par value $.01 per share, of the Company (the "Series B Common Stock," and together with the Series A Common Stock, par value $.01 per share, of the Company, the "Series A Common Stock," the "Common Stock") and approximately 27.4% of the issued and outstanding shares of the Series A Common Stock, representing in the aggregate approximately 59.7% of the outstanding voting power of the Common Stock. Through its ownership of the Series B Common Stock, Hearst Broadcasting is entitled to elect as a class all but two members of the Board of Directors of the Company (the "Board"). Holders of the Series A Common Stock, together with the Company's Series A Preferred Stock, par value $.01 per share, and Series B Preferred Stock, par value $.01 per share, are entitled to elect the remaining two members of the Company's Board. In connection with Hearst's contribution of its broadcast group to Argyle on August 29, 1997, Hearst agreed that, for as long as it held any shares of Series B Common Stock and to the extent that Hearst during such time also held any shares of Series A Common Stock, it would vote its shares of Series A Common Stock with respect to the election of directors only in the same proportion as the shares of Series A Common Stock not held by Hearst are so voted. The Series A Common Stock is listed on the NYSE under the symbol "HTV."

  The Company is organized under the laws of the State of Delaware and its principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, (212) 887-6800.

Recent Developments

  Following is a brief description of the developments of the Company's business since January 1, 2000:

  Acquisition of KQCA. On January 31, 2000, the Company acquired, pursuant to a Stock Purchase Agreement, dated November 30, 1999, by and among the Company and the shareholders of Channel 58, all of the outstanding shares of Channel 58 for $850,000. Channel 58 owned the television station KQCA-TV, to which the Company had the right to provide programming since January 5, 1999, pursuant to a Time Brokerage Agreement.

  Additional Investment in Geocast. On February 25, 2000, the Company invested an additional $8 million of cash in Geocast in return for an additional equity investment in Geocast.

  Investment in CFN. In March 2000, the Company invested $25 million in Consumer Financial Network, Inc. ("CFN"). CFN, an online provider of consumer financial information, will become a content provider and advertiser on the Company's stations and local websites.

The Stations

  Of the 26 television stations the Company owns or manages, 19 are in the top 50 of the 211 generally recognized geographic designated market areas ("DMAs") according to A.C. Nielsen Co. ("Nielsen") estimates for the 1999-2000 television broadcasting season. The Company owns 23 television stations and five radio stations. In addition, the Company manages two television stations (WMOR-TV in the Tampa, Florida market (formerly known as WWWB-TV) and WPBF-TV in the West Palm Beach, Florida market) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), that are owned by Hearst. The Company also provides management services to Hearst in order to allow Hearst to fulfill its obligations under a Program Service and

Time Brokerage Agreement between Hearst and the licensee of KCWE-TV in Kansas City, Missouri (the "Missouri LMA"). Prior to the Company's purchase of all of the outstanding stock of Channel 58 on January 31, 2000, the Company also programmed and sold a portion of the air time on KQCA-TV (Sacramento, CA) under a Time Brokerage Agreement with Channel 58, the then-licensee of KQCA-TV (the "California LMA"). For the year ended December 31, 1999, on a pro forma basis, the Company's total revenues and broadcast cash flow were $707.8 million and $323.3 million, respectively.

  The following table sets forth certain information for each of the Company's owned and managed television stations:

                                                                   Percentage
                                                                       of
                                                                      U.S.
                           Market  Television   Network            Television
         Market            Rank(1)  Station   Affiliation Channel Households(2)
         ------            ------  ---------- ----------- ------- ------------
Boston, MA...............     6       WCVB        ABC          5      2.20%
Tampa, FL(3).............    13       WMOR        IND         32      1.47%
Sacramento, CA...........    19       KCRA        NBC          3      1.15%
Sacramento, CA...........    19       KQCA        WB          58        --
Pittsburgh, PA...........    20       WTAE        ABC          4      1.13%
Orlando, FL..............    22       WESH        NBC          2      1.09%
Baltimore, MD............    24       WBAL        NBC         11      1.00%
Kansas City, MO..........    31       KMBC        ABC          9      0.81%
Kansas City, MO(3).......    31       KCWE        UPN         29        --
Cincinnati, OH...........    32       WLWT        NBC          5      0.81%
Milwaukee, WI............    33       WISN        ABC         12      0.81%
Greenville, SC...........    35       WYFF        NBC          4      0.73%
New Orleans, LA..........    41       WDSU        NBC          6      0.63%
West Palm Beach, FL(3)...    43       WPBF        ABC         25      0.62%
Oklahoma City, OK........    45       KOCO        ABC          5      0.60%
Lancaster, PA............    46       WGAL        NBC          8      0.60%
Greensboro-Winston Salem,
 NC......................    47       WXII        NBC         12      0.59%
Louisville, KY...........    48       WLKY        CBS         32      0.57%
Albuquerque, NM..........    49       KOAT        ABC          7      0.57%
Des Moines, IA...........    70       KCCI        CBS          8      0.39%
Honolulu, HI.............    71       KITV        ABC          4      0.38%
Omaha, NE................    73       KETV        ABC          7      0.37%
Jackson, MS..............    89       WAPT        ABC         16      0.30%
Burlington,
 VT/Plattsburgh, NY......    91    WPTZ/WNNE      NBC       5/31      0.29%
Monterey-Salinas, CA.....   112       KSBW        NBC          8      0.22%
Ft. Smith/Fayetteville,
 AR......................   118    KHBS/KHOG    ABC/ABC    40/29      0.23%
                                                                     -----
   Total.................                                            17.56%
                                                                     =====

--------
(1) Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1999-2000 season.
(2) Based on Nielsen estimates for the 1999-2000 season.
(3) WMOR-TV and WPBF-TV television stations are managed by the Company under a management agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under a Program Services and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV in Kansas City, Missouri.

  The following table sets forth certain information for each of the Company's owned and managed radio stations:

                                           Market    Radio
                    Market                 Rank(1)  Station        Format
                    ------                 ------- --------- -------------------
     Phoenix, AR..........................    15   KTAR-(AM)        News
                                                   KMVP-(AM)       Sports
                                                   KKLT-(FM)     Light Rock
     Baltimore, MD(2).....................    20   WBAL-(AM)        News
                                                   WIYY-(FM) Album Oriented Rock
     Greensboro-Winston Salem, NC.........    42   WXII-(AM)        News
     Louisville, KY.......................    53   WLKY-(AM)        News

--------
(1) Market rank is based on Duncan's 1999 Radio Market Guide.
(2) WBAL-(AM) and WIYY-(FM) radio stations are managed by the Company under a management agreement with Hearst.

  The Company has an option to acquire WMOR-TV and Hearst's interests and option with respect to KCWE-TV (together with WMOR-TV, the "Option Properties"), as well as a right of first refusal until approximately August 2000 with respect to WPBF-TV (if such station is proposed by Hearst to be sold to a third party). The option period for each Option Property commenced in February 1999 and terminates in August 2000 and the purchase price is the fair market value of the station as determined by the parties, or an independent third-party appraisal, subject to certain specified parameters. If Hearst elects to sell an Option Property prior to the commencement of, or during, the option period, the Company will have a right of first refusal to acquire such Option Property. The exercise of the option and the right of first refusal will be by action of the independent directors of the Company, and any option exercise may be withdrawn by the Company after receipt of the third-party appraisal.

Network Affiliation Agreements and Relationship

  General. Each of the Company's owned or managed television stations (collectively, the "Stations") is affiliated with one of the following major networks pursuant to a network affiliation agreement: ABC, NBC, CBS, UPN and WB (each, a "Network"), except WMOR-TV, in Tampa, Florida which is currently operating as an independent station. Each affiliation agreement provides the affiliated Station with the right to rebroadcast all programs transmitted by the Network with which the Station is affiliated. In return, the Network has the right to sell a substantial majority of the advertising time during such broadcasts. Generally, in exchange for every hour that a Station broadcasts network programming, the Network pays the Station a specified network compensation payment, which varies with the time of day. Typically, prime-time programming generates the highest hourly network compensation payments. Eleven of the Stations have network affiliation agreements with ABC, 10 of the Stations have agreements with NBC, two of the Stations have agreements with CBS, one of the Stations has an agreement with WB and one of the Stations has an agreement with UPN. In addition, three of the Company's radio stations have affiliation agreements with networks that provide certain content (i.e., news, sports, etc.) for such stations. The Company's radio stations are less dependent on their affiliation agreements for programming. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

  ABC. Generally, the term of each affiliation agreement with ABC is two years, renewable for successive two-year periods, and each affiliation agreement is subject to cancellation by either party upon six months notice to the other party. In the case of WTAE, the affiliation agreement is not subject to cancellation on six months notice, and the term of the affiliation agreement will be successively renewed unless either party gives the other notice of non-renewal six months prior to the end of the then current term. In the case of KITV, the affiliation agreement is not expressly renewable but is effective through January 2005. In the case of WAPT, the affiliation agreement is for a term of 10 years (through March 5, 2005). In the case of WPBF, the affiliation agreement is for a term of 8 years (through August 30, 2003). In the case of KETV and KOAT, the affiliation agreements are each for a term of 10 years (through November 1, 2004). In the case of KOCO, the term of affiliation has been extended through December 31, 2004. In 1994 negotiations commenced to renew the ABC affiliation agreements relating to the ABC affiliates acquired in the Hearst Transaction to provide for, among other things, 10-year terms and increased compensation. Such agreements are still in the process of negotiation and documentation has not yet been finalized, although the Company is receiving its increased compensation. In addition, the Company has agreed to certain modifications in the compensation package with ABC as a result of the Monday Night Football package.

  NBC. The term of the NBC affiliation agreement with WBAL is a period of seven years (through January 1, 2003) and is subject to successive three-year renewals unless either party gives the other notice of non-renewal 12 months prior to the end of the then current term. The NBC affiliation agreement for WLWT is for an initial term of six years (through August 28, 2000) and is renewable for successive four-year terms unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term. The NBC affiliation agreement with KCRA is for an initial term of six years (through January 1, 2001) and is subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. In order to avoid automatic renewals, NBC has given the Company notice of non-renewal with respect to the affiliation agreements for WBAL, WLWT and KCRA. The Company has commenced discussions with NBC to renew these affiliation agreements. The NBC affiliation agreements for WDSU, WYFF, WXII, WGAL and WESH are for an initial term of 10 years (commencing January 1, 1995) and are subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. The NBC affiliation agreements with WPTZ and WNNE are for an initial term of seven years (commencing January 1, 1995) and are subject to successive three year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term. The term of the NBC affiliation agreement with KSBW is from January 17, 1996 to December 31, 2005 and is subject to successive five year renewals unless either party gives notice of intent not to renew at least 12 months prior to the end of the initial or any successive term.

  CBS. The term of the CBS affiliation agreements with KCCI and WLKY are for an initial term of 10 years (through June 30, 2005) and are subject to successive five year renewals unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term.

  UPN and WB. The UPN affiliation agreement with KCWE is for an initial 10-year term (through August 31, 2008). The WB affiliation agreement with KQCA is for a term of five years (through September 30, 2003). Unlike affiliates of ABC or NBC, WB affiliates may be required to pay the network compensation based upon ratings generated by the station in return for the broadcast rights to the network's programming. Both UPN and WB have the right to terminate their affiliation agreements in the event of a material breach of such agreement by a station and in certain other circumstances.

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

  Historically, three major broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, however, Fox effectively has evolved into the fourth major network, even though it produces seven hours less of prime time programming than the other major networks. In addition, UPN, The WB and, more recently, PaxTV have been launched as television networks. Stations that operate without network affiliations are referred to as "independent" stations. All of the Stations are affiliated with networks, except WMOR, which became an independent station as of October 1, 1999. It is unclear as to how certain proposed transactions involving ownership of networks (e.g. a proposed CBS/Viacom transaction) would, if consummated, affect broadcast television.

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

  Further advances in technology may increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and, potentially soon, in development for cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences is expected to alter the competitive dynamics for advertising expenditures. The Company is unable to predict the effect that technological changes will have on the broadcast television industry or the future results of the Stations.

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

  Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems or "wireless cable" satellite master antenna television systems and some low power, in-home satellite services. The Stations also face competition from high-powered direct broadcast satellite services, such as EchoStar and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

  Programming is a significant factor in determining the overall profitability of any television broadcast station. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. The Stations compete against in-market broadcast stations for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as the Oprah Winfrey
Show). Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations.

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

  Pulitzer Merger. On March 18, 1999, pursuant to authority granted to it by the FCC, the Company consummated its acquisition of the Pulitzer Stations. Because the Company's acquisition of certain of the Pulitzer Stations was not in compliance with the FCC's then-existing television duopoly rule, which prohibited the common ownership of television broadcast stations with overlapping Grade B signal contours, the FCC's consent to the Pulitzer Transaction was subject to certain conditions.

  First, because WGAL(TV), Lancaster, Pennsylvania, and WBAL-TV, Baltimore, Maryland, have overlapping Grade A signal contours, the FCC granted the Company a six-month waiver of the then-current television duopoly rule to allow for the temporary common ownership of WGAL and WBAL-TV. Accordingly, absent a modification of the TV duopoly rule to permit the common ownership of those stations or an extension of the temporary waiver period, the Company would have been required to file an application with the FCC by September 18, 1999 to divest either WGAL or WBAL-TV. Second, certain of the other stations acquired pursuant to the Pulitzer transaction have Grade B, but not Grade A, signal contour overlap with other of the Company's stations. Because it had initially proposed to change the duopoly rule standard to allow the common ownership of such stations, the FCC granted the Company waivers, conditioned upon the outcome of the FCC's then-pending rulemaking proceeding, of its then-existing TV duopoly rule to enable the Company to commonly own: (a) WMOR-TV, Lakeland, Florida (then WWWB-TV), and WESH-TV, Daytona Beach, Florida; and (b) WLWT-TV, Cincinnati, Ohio, and WLKY-TV, Louisville, Kentucky.

  On August 5, 1999, the FCC adopted a Report and Order announcing certain changes to its broadcast ownership rules. The rule changes, which became effective on November 16, 1999, permit the common ownership of television stations regardless of signal contour overlap provided that the stations are in separate DMAs. On November 16, 1999, the Company filed with the FCC showings demonstrating that the common ownership of WGAL and WBAL-TV, WMOR-TV and WESH-TV, and WLWT-TV and WLKY-TV is permissible under the new ownership rules. On February 29, 2000, the FCC confirmed that the Company's ownership of all of these stations is in full compliance with the revised ownership rules.

  Kelly Transaction. The Company consummated its acquisition of KCRA-TV, and the rights under the KQCA Time Brokerage Agreement, from Kelly Broadcasting on January 5, 1999. Because the Grade A contour of KCRA-TV overlaps with the Grade A contour of the Company's KSBW-TV, Salinas, California, the FCC's consent to the acquisition of KCRA-TV was conditioned upon (a) the Company completing, by October 5, 1999, a modification of the KSBW facilities that would have eliminated the Grade A signal contour overlap between the stations; and (b) the outcome of the FCC's then-pending rulemaking considering changes to the TV duopoly rule that would allow the common ownership of KCRA-TV and the modified KSBW-TV. Because KCRA-TV and KSBW-TV are located in separate DMAs, their common ownership is permissible under the FCC's revised ownership rules. Accordingly, in a November 16, 1999 filing with the FCC, the Company demonstrated that the common ownership of the stations is in accord with the new ownership rules. On February 29, 2000, the FCC confirmed that the Company's ownership of KCRA-TV and KSBW-TV is in full compliance with the new ownership rules.

  In addition, because the FCC's revised TV duopoly rule now permits the ownership of two television stations in the same DMA if at least eight independently owned and operating full-power television stations remain in the market and at least one of the two stations is not among the top four-ranked stations in the market based on audience share, the Company was able to acquire KQCA(TV) which, along with the Company's KCRA-TV, is located in the Sacramento, California, market. The KQCA acquisition was consummated on January 31, 2000. As noted above, the Company had been providing programming to KQCA(TV) pursuant to the KQCA Time Brokerage Agreement since January 5, 1999.

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

  The following table provides the expiration dates for the main station licenses of the Company's television stations:

      Station                                          Expiration of FCC License
      -------                                          -------------------------
      WCVB............................................     April 1, 2007
      WMOR............................................     February 1, 2005
      KCRA............................................     December 1, 2006
      KQCA............................................     December 1, 2006
      WTAE............................................     August 1, 2007
      WESH............................................     February 1, 2005
      WBAL............................................     October 1, 2004
      KMBC............................................     February 1, 2006
      KCWE*...........................................     February 1, 2006
      WLWT............................................     October 1, 2005
      WISN............................................     December 1, 2005
      WYFF............................................     December 1, 2004
      WDSU............................................     June 1, 2005
      WPBF............................................     February 1, 2005
      KOCO............................................     June 1, 2006
      WGAL............................................     August 1, 2007
      WXII............................................     December 1, 2004
      WLKY............................................     August 1, 2005
      KOAT............................................     October 1, 2006
      KOCT (satellite station of KOAT)................     October 1, 2006
      KOVT (satellite station of KOAT)................     October 1, 2006
      KCCI............................................     February 1, 2006
      KITV............................................     February 1, 2007
      KHVO (satellite station of KITV)................     February 1, 2007
      KMAU (satellite station of KITV)................     February 1, 2007
      KETV............................................     June 1, 2006
      WAPT............................................     June 1, 2005
      WPTZ............................................     June 1, 2007
      WNNE............................................     April 1, 2007
      KSBW............................................     December 1, 2006
      KHBS............................................     June 1, 2005
      KHOG (satellite station of KHBS)................     June 1, 2005

--------
* The Company provides certain management services to Hearst pursuant to a Management Agreement which allows Hearst to fulfill its obligations under a certain Programming Services and Time Brokerage Agreement between Hearst and KCWE-TV, Inc., the licensee of KCWE.

  Ownership Regulation. The Communications Act, FCC rules and regulations and the Telecommunications Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. As detailed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules. In three separate orders, the FCC revised its rules regarding measurements of and limitations on national television ownership, restrictions of local television ownership and radio-television cross-ownership, and attribution of broadcast ownership interests. The three orders, which resolve a number of rulemaking proceedings launched at the beginning of the decade, take into consideration mandates included in the Telecommunications Act, which liberalized the radio ownership rules and directed the FCC to consider similar deregulation for television. The FCC's various broadcast ownership rules, inclusive of the recent revisions, are summarized below.

  Local Radio Ownership. With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service.

  Local Television Ownership. The FCC's new TV duopoly rule permits parties to own two television stations without regard to signal contour overlap provided they are located in separate DMAs. In addition, the new rules permit parties in larger markets to own up to two TV stations in the same DMA so long as at least eight independently owned and operating full-power television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The duopoly rule also applies to same-market local marketing agreements ("LMAs") involving more than 15% of the brokered station's program time, although current LMAs will be exempt from the television duopoly rule for a limited period of time of either two or five years, depending on the LMA's date of adoption. Further, the FCC may grant a waiver of the television duopoly rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. The Company is currently in full compliance with the FCC's television duopoly rule and the Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri has been grandfathered until the conclusion of the FCC's biennial review of its broadcast ownership rules in 2004.

  National Television Ownership Cap. On the national level, the FCC imposes a 35% national audience reach cap for television ownership, under which one party may have an attributable interest in television stations which reach no more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station for this purpose by 50%. The FCC will consider whether to change the national ownership cap and the "UHF Discount" as part of the biennial review of its broadcast ownership rules initiated in 1998. Additionally, under the new FCC rules, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of that market only once for national cap purposes.

  Radio-Television Cross Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule embodies a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations or, if permissible under the new TV duopoly rule, two television stations and six radio stations.

  Waivers of the new radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the TV duopoly rule, the FCC will not waive the radio-television cross-ownership rules in situations of failing or unbuilt stations.

  Newspaper-Broadcast Cross-Ownership. The FCC's rules prohibit the licensee of an AM, FM, or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. A waiver of the newspaper cross-ownership restriction may be obtained where application of the rule would be "unduly harsh."

  In 1996, the FCC opened an inquiry to review specifically the newspaper/radio waiver policy, and in 1997 the Newspaper Association of America ("NAA") filed a Petition for Rulemaking, seeking complete elimination of the newspaper cross-ownership restrictions. This rule is also part of the FCC's broad 1998 biennial review of ownership rules. The FCC has not, however, indicated a timetable for action in any of these proceedings. With all of these proceedings still pending after the FCC has opened the door to numerous media consolidations under the three August 1999 orders, NAA filed an emergency petition in August 1999 seeking immediate action suspending enforcement of the newspaper cross-ownership rule, or temporarily relaxing its waiver policy.

  Cable-Television Cross-Ownership. The FCC's rules prohibit common control of a television station and a cable television system that serves a community encompassed in whole or in part by the television station's predicted Grade B signal contour. These cross-ownership restrictions will be considered in the FCC's biennial review. The FCC's revised attribution rules for broadcast ownership (detailed below) also apply to the cable-television cross-ownership provision.

  Attribution of Ownership. Under the FCC's recently revised attribution rules, the following relationships and interests generally are attributable for purposes of the agency's broadcast ownership restrictions:

  . all officers and directors of a licensee and its direct or indirect parent(s);

  . voting stock interests of at least 5% (however, equity interests up to 49% are nonattributable if the licensee is controlled by a single majority shareholder and the interest holder is not otherwise attributable under the "equity/debt plus" standard set forth below);

  . voting stock interests of at least 20%, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

  . any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

  . equity and/or debt interests which in the aggregate exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

  Importantly, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests.

  Alien Ownership. The Communications Act restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative finding only in limited circumstances.

  Local Marketing Agreements. Under LMAs, the licensee of one station provides the programming for another licensee's station. Under the FCC's rules, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Thus, in the future with respect to markets in which the Company owns television stations, the Company generally will not be able to enter into an LMA with another television station in the same market if it cannot acquire that station under the revised television duopoly rule.

  In adopting these new rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. The Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri has been grandfathered until the conclusion of the FCC's biennial review of its broadcast ownership rules in 2004.

Other Regulations, Legislation and Recent Developments Affecting Broadcast Stations

  General. The FCC has reduced significantly its regulation of the programming and other operations of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning the amounts of certain types of programming and commercial matter that may be broadcast. There are, however, FCC rules and policies, and rules and policies of other federal agencies, that regulate matters such as network-affiliate relations, cable systems' carriage of syndicated and network programming on distant stations, political advertising practices, obscene and indecent programming, application procedures and other areas affecting the business or operations of broadcast stations.

  Children's Television Programming. The FCC has also adopted rules to implement the Children's Television Act of 1990, which, among other matters, limit the permissible amount of commercial matter in children's programs and require each television station to present "educational and informational" children's programming. The FCC has adopted renewal processing guidelines that effectively require television stations to broadcast an average of three hours per week of children's educational programming.

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

  Television Violence. The Telecommunications Act contains a number of provisions relating to television violence. First, pursuant to the Telecommunications Act, the television industry has developed a ratings system which the FCC has approved. Furthermore, also pursuant to the Telecommunications Act, the FCC has adopted rules requiring certain television sets to include the so-called "V-chip," a computer chip that allows blocking of rated programming. Under these rules, all television receiver models with picture screens 13 inches or greater were required to have the "V-chip" by January 1, 2000. In addition, the Telecommunications Act requires that all television license renewal applications filed after May 1, 1995 contain summaries of written comments and suggestions received by the station from the public regarding violent programming.

  Equal Employment Opportunity. In April 1998, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. The FCC responded to the court's ruling in September 1998 by suspending certain reporting requirements and commencing a proceeding to consider new rules that would not be subject to the court's constitutional objections. In January 2000, the FCC adopted new EEO rules, which:

  . require broadcast licensees to widely disseminate information about job openings to all segments of the community; and

  . give broadcasters the choice of implementing two FCC-suggested supplemental recruitment measures or, alternatively, designing their own broad recruitment/outreach programs.

The FCC also reinstated its former requirement that broadcasters file annual employment reports with the FCC. The new rules are the subject of appeals which have been consolidated in the U.S. Court of Appeals for the D.C. Circuit.

  The 1992 Cable Act. The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable systems. The signal carriage, or "must carry," provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. The Company has entered into an agreement with Lifetime Entertainment Services ("Lifetime"), an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby Lifetime has the right to negotiate the grant of retransmission consent rights on behalf of the Company's owned and managed television stations in return for compensation to be paid to the Company by Lifetime in respect thereof.

  The Telecommunications Act amended the 1992 Cable Act in certain important respects. Most notably, the Telecommunications Act repealed the cross-ownership ban between cable and telephone entities, and established certain means by which common carriers may enter into the video programming marketplace (including common carriage of video traffic, as cable system operators and as operators of open video systems). These actions, among other regulatory developments, permit involvement by telephone companies and cable companies in providing video services.

  Digital Television Service. The FCC has taken a number of steps to implement digital television broadcasting service in the United States. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations' existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

  Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC has required affiliates of ABC, NBC, CBS and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other broadcasters must follow suit by May 1, 2002.

  The Company's digital television implementation schedule is as follows:

                                                                FCC Mandated
                                                                Timetable For
                                       Market  Analog    DTV   Construction of
           Station (Affiliation)       Rank(1) Channel Channel DTV Facilities
           ---------------------       ------- ------- ------- ---------------
     WCVB, Boston, MA (ABC)...........     6       5      20   May 1, 1999
     WMOR, Tampa, FL
      (Independent)(2)................    13      32      19   May 1, 2002
     KCRA, Sacramento, CA (NBC).......    19       3      35   Nov. 1, 1999
     KQCA, Sacramento, CA (WB)........    19      58      46   May 1, 2002
     WTAE, Pittsburgh, PA (ABC).......    20       4      51   Nov. 1, 1999
     WESH, Orlando, FL (NBC)(3).......    22       2      11   Nov. 1, 1999
     WBAL, Baltimore, MD (NBC)........    24      11      59   Nov. 1, 1999
     KMBC, Kansas City, MO (ABC)......    31       9      14   May 1, 2002
     KCWE, Kansas City, MO (WB)(2)....    31      29      31   May 1, 2002
     WLWT, Cincinnati, OH (NBC).......    32       5      35   Nov. 1, 1999
     WISN, Milwaukee, WI (ABC)........    33      12      34   May 1, 2002
     WYFF, Greenville, SC (NBC).......    35       4      59   May 1, 2002
     WDSU, New Orleans, LA (NBC)......    41       6      43   May 1, 2002
     WPBF, West Palm Beach, FL
      (ABC)(2)........................    43      25      16   May 1, 2002
     KOCO, Oklahoma City, OK (ABC)....    45       5      16   May 1, 2002
     WGAL, Lancaster, PA (NBC)........    46       8      58   May 1, 2002
     WXII, Winston-Salem, NC (NBC)....    47      12      31   May 1, 2002
     WLKY, Louisville, KY (CBS).......    48      32      26   May 1, 2002
     KOAT, Albuquerque, NM (ABC)......    49       7      21   May 1, 2002
     KOCT, Carlsbad, NM (ABC).........    49       6      19   May 1, 2002
     KOVT, Silver City, NM (ABC)......    49      10      12   May 1, 2002
     KOFT, Farmington, NM (ABC).......    49       3       8   May 1, 2002
     KCCI, Des Moines, IA (CBS).......    70       8      31   May 1, 2002
     KITV, Honolulu, HI (ABC).........    71       4      40   May 1, 2002
     KMAU, Wailuku, HI (ABC)..........    71      12      29   May 1, 2002
     KHVO, Hilo, HI (ABC).............    71      13      18   May 1, 2002
     KETV, Omaha, NE (ABC)............    73       7      20   May 1, 2002
     WAPT, Jackson, MS (ABC)..........    89      16      21   May 1, 2002
     WPTZ, Plattsburgh, NY (NBC)......    91       5      14   May 1, 2002
     WNNE, Hartford, VT (NBC).........    91      31      25   May 1, 2002
     KSBW, Monterey, CA (NBC).........   112       8      43   May 1, 2002
     KHBS, Fort Smith, AR (ABC).......   118      40      21   May 1, 2002
     KHOG, Fayetteville, AR (ABC).....   118      29      15   May 1, 2002

--------
(1) Market rank is based on the relative size of the DMA among the 211 generally recognized DMAs in the U.S., based on Nielsen estimates for the 1999-2000 season.
(2) WMOR-TV and WPBF-TV are managed by the Company under the Management Agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under Program Services and Time Brokerage Agreement with KCWE-TV, Inc., the licensee of KCWE-TV.
(3) WESH-TV has not commenced digital broadcasting. The Company has obtained an extension from the FCC regarding the commencement of digital broadcasting at WESH-TV.

  The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market one or more television stations affiliated with ABC, NBC, CBS and Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; or less than 85% of the television households in the station's market subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and less than 85% of the television households in the market can receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

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

  The FCC also is considering the impact of low power television ("LPTV") stations on digital broadcasting. Currently, stations in the LPTV service are authorized with "secondary" frequency use status, and, as such, may not cause interference to, and must accept interference from, full service television stations. With the conversion to digital television now underway, LPTV stations, which already were required to protect existing analog television stations, are now required to protect the new digital television stations and allotments as well. Thus, if an LPTV station causes interference to a new digital television station, the LPTV station must either find a suitable replacement channel or, if unable to do so, cease operating. In recognition of the consequences the digital television transition could have on many LPTV stations, Congress enacted a law in November 1999 creating a new "Class A" LPTV service that will afford some measure of primary status (i.e., interference protection) to certain qualifying LPTV stations. Thus, in the future, full service television stations will have to provide interference protection to all LPTV stations certified as Class A. In accordance with the recently enacted law, in January 2000, the FCC sought comment on proposed rules for the new Class A television service. Congress has directed the FCC to finalize its rules by March 28, 2000. The Company cannot predict the form of the new rules or the impact of such rules on the Company's operation.

  In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the FCC is requesting information in four general areas: (1) the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) service to local communities in terms of providing information on public interest activities and disaster relief; (3) enhancing access to the media by persons with disabilities and using digital television to encourage diversity in the digital era; and (4) enhancing the quality of political discourse. The FCC stated that it was not proposing new rules or policies, but merely seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to digital television.

  The implementation of digital television will also impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility cost. There can be no assurance that the Company's television stations will be able to increase revenue to offset such costs. In addition, the Telecommunications Act allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum for purposes other than broadcasting. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC's present digital television implementation plan or such future actions on the Company's business. The Company will incur considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

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

  In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to

DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. Under SHVIA, satellite carriers are permitted to retransmit local signals of television broadcasters for a period of six months from the November 29, 1999 enactment of SHVIA, without receiving retransmission consent. After the six-month period, satellite carriers will be required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. The agreement between the Company and Lifetime also applies to the grant of DBS retransmission consent rights, for which Lifetime will also compensate the Company. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. In addition, SHVIA extended the compulsory license allowing the satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

  Digital Audio Radio Service. The FCC has authorized or is considering various digital audio radio services ("DARS"). In January 1995, the FCC adopted rules to allocate spectrum for satellite DARS. The FCC has issued two authorizations to launch and operate satellite DARS service. The FCC also has undertaken an inquiry into the terrestrial broadcast of DARS signals. On November 1, 1999, the FCC issued a Notice of Proposed Rulemaking on the subject which solicits comments or proposals to implement terrestrial DARS, including a conversion to in-band on-channel transmissions by existing radio broadcasters addressing, among other things, the need for spectrum outside the existing FM band and the role of existing broadcasters. The Company cannot predict the impact of either satellite DARS service or terrestrial DARS service on its business.

  Low Power FM. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." The Company cannot predict the impact of low power FM radio stations on our business.

  The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business. Also, certain of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Employees

  As of December 31, 1999, the Company had approximately 3,018 full-time employees and 348 part-time employees. A total of approximately 904 employees are represented by four unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, and the Directors Guild of America). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. Each Station's real properties generally include owned or leased offices, studios, transmitter sites and antenna sites. Typically, offices and main studios are located together, while transmitters and antenna sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 1999. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

 Station/Property                              Owned or    Approximate
     Location                 Use               Leased         Size
 ----------------             ---              --------    -----------
Corporate          Washington D.C. Office       Leased     3,191 sq. ft.
                   New York Office              Leased    39,864 sq. ft.
                   San Antonio Office           Leased     2,547 sq. ft.


WCVB               Office and studio             Owned    90,002 sq. ft.
 Boston, MA        Office and studio            Leased     5,337 sq. ft.
                   Office and studio            Leased     8,600 sq. ft.


KCRA/KQCA          Office, studio and tower      Owned    75,000 sq. ft.
 Sacramento, CA    Tower and transmitter         Owned     2,400 sq. ft.
                   Tower and transmitter        Leased     1,200 sq. ft.
                   Office                       Leased     3,910 sq. ft.


WTAE               Office and studio             Owned    68,033 sq. ft.
 Pittsburgh, PA    Tower and transmitter         Owned          37 acres
                   Office                       Leased       609 sq. ft.


WESH               Studio, transmitter, tower    Owned    61,300 sq. ft.
 Orlando, FL       Office                       Leased     1,310 sq. ft.
 Daytona Beach, FL Studio and office             Owned    26,000 sq. ft.
                   Tower (under construction) Partnership      190 acres


WBAL               Office and studio             Owned    63,000 sq. ft.
 Baltimore, MD     Tower and transmitter      Partnership      3.5 acres


KMBC               Office and studio            Leased    58,514 sq. ft.
 Kansas City, MO   Tower and transmitter         Owned        11.6 acres


WLWT               Office and studio             Owned    54,000 sq. ft.
 Cincinnati, OH    Tower and transmitter         Owned         4.2 acres


WISN               Office and studio             Owned    88,000 sq. ft.
 Milwaukee, WI     Tower and transmitter         Owned         5.5 acres


WYFF               Office and studio             Owned    50,856 sq. ft.
 Greenville, SC    Tower and transmitter         Owned         1.5 acres


WDSU               Office and studio             Owned    50,525 sq. ft.
 New Orleans, LA   Transmitter                   Owned         8.3 acres


KOCO               Office and studio             Owned    28,000 sq. ft.
 Oklahoma City, OK Tower and transmitter         Owned          85 acres


WGAL               Studio and tower              Owned    58,900 sq. ft.
 Lancaster, PA     Office                       Leased     2,380 sq. ft.


WXII               Office and studio             Owned    38,027 sq. ft.
 Winston-Salem, NC Tower and transmitter         Owned     3,747 sq. ft.
                   Office                       Leased       550 sq. ft.

                                                   Owned or  Approximate
 Station/Property Location            Use           Leased       Size
 -------------------------            ---          --------  -----------
WLKY                         Office and studio      Owned   37,842 sq. ft.
 Louisville, KY              Tower and transmitter  Owned       57.4 acres


KOAT                         Office and studio      Owned   37,315 sq. ft.
 Albuquerque, NM             Tower and transmitter  Leased     330.5 acres


KCCI                         Office and studio      Owned   52,000 sq. ft.
 Des Moines, IO              Tower and transmitter  Owned      119.5 acres


KITV                         Office and studio      Owned   35,000 sq. ft.
 Honolulu, HI                Tower and trasmitter   Leased     130 sq. ft.
                             Tower and trasmitter   Leased       300 acres
                             Tower and trasmitter   Leased        13 acres


KETV                         Office and studio      Owned   35,231 sq. ft.
 Omaha, NE                   Tower and transmitter  Owned       23.3 acres


WAPT                         Office and studio      Owned    8,600 sq. ft.
 Jackson, MS                 Tower and transmitter  Owned         24 acres


WPTZ                         Office and studio      Owned   12,800 sq. ft.
 Plattsburgh, NY             Office                 Leased   3,900 sq. ft.
                             Tower and transmitter  Owned      13.25 acres


WNNE                         Office and studio      Leased   5,600 sq. ft.
 Burlington, VT              Tower and transmitter  Leased        --


KSBW                         Office and studio      Owned   85,726 sq. ft.
 Monterey-Salinas, CA        Tower and transmitter  Owned      160.2 acres
                             Office                 Leased   1,150 sq. ft.


KHBS/KHOG                    Office and studio      Owned   47,004 sq. ft.
 Fort Smith/Fayetteville, AR Office and studio      Leased   1,110 sq. ft.
                             Tower and transmitter  Leased       2.5 acres
                             Tower and transmitter  Owned       26.7 acres


KTAR-AM/KMVP-AM/             Office and studio      Owned   22,000 sq. ft.
 KKLT-FM                     Transmitter             Owned   1,450 sq. ft.
                             Studio                 Leased   1,130 sq. ft.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Series A Common Stock has been listed on the NYSE under the symbol "HTV" since July 22, 1998. Prior to listing on NYSE the Series A Common Stock was quoted on the Nasdaq National Market under the Symbol "HATV." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Series A Common Stock on the Nasdaq National Market or the NYSE, as the case may be.

                                                                High      Low
                                                              -------- ---------
       1998
         First Quarter....................................... $38      $27 1/4
         Second Quarter......................................  41 1/4   32 5/8
         Third Quarter.......................................  40 1/4   31 5/8
         Fourth Quarter......................................  33 1/4   24
       1999
         First Quarter....................................... $35 1/4  $21
         Second Quarter......................................  29 1/2   22 1/16
         Third Quarter.......................................  27 3/8   20
         Fourth Quarter......................................  27 1/16  19 15/16

  On March 27, 2000, the closing price for the Series A Common Stock on the NYSE was $22 11/16, and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 862.

  The Company has not paid any dividends on the Series A Common Stock or the Series B Common Stock since inception and does not expect to pay any dividends on either class in the immediate future. The Company's Credit Facilities with The Chase Manhattan Bank limit the ability of the Company to pay dividends under certain conditions.

  The Company issued 100% of the Series B Common Stock to Hearst in 1997 as part of the Hearst Transaction and related transactions. Of the shares of the Series B Common Stock, the Company issued 38,611,002 on August 29, 1997 and 2,687,646 shares on December 30, 1997. The Company issued the Series B Common Stock pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended. The Company issued the Series B Common Stock to Hearst as consideration for the contribution of the assets and properties of Hearst Broadcast Group and the assumption of $275 million of Hearst's long-term debt. Each share of Series B Common Stock is immediately convertible into one share of Series A Common Stock.

  All of the outstanding shares of the Series B Common Stock are required to be held by Hearst or a Permitted Transferee (as defined below). All such shares are currently held by Hearst Broadcasting, a wholly owned subsidiary of Hearst Holdings, which is in turn a wholly owned subsidiary of Hearst. No holder of shares of the Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iii) any entity controlled by Hearst (each a "Permitted Transferee"). The Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Amended and Restated Certificate of Incorporation and to applicable securities laws limitations. If at any time the Permitted Transferees first hold in the aggregate less than 20% of all shares of the Common Stock that are then issued and outstanding, then each issued and outstanding share of the Series B Common Stock automatically will be converted into one fully paid and nonassessable share of Series A Common Stock, and the Company will not be authorized to issue any additional shares of Series B Common Stock. Notwithstanding any other provision to the contrary, no holder of Series B Common Stock shall (i) transfer any shares of Series B Common Stock; (ii) convert Series B Common Stock; or, (iii) be entitled to receive any cash, stock, other securities or other property with respect to or in exchange for any shares of Series B Common Stock in connection with any merger or consolidation or sale or conveyance of all or substantially all of the property or business of the Company as an entity, unless all necessary approvals of the FCC as required by the Communications Act, and the rules and regulations thereunder have been obtained or waived.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997 (effective September 1, 1997 for accounting purposes) The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. ("Argyle") and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., "Hearst-Argyle" or the "Company") (the "Hearst Transaction"). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The presentation of the historical consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group, the accounting acquiror. Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities (collectively "STC") for KSBW, the NBC affiliate serving the Monterey--Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "STC Swap") (see Note 3 of the notes to the consolidated financial statements). On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related time-brokerage agreement for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction") (see Note 3 of the notes to the consolidated financial statements). On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 9 of the notes to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew-down $725 million from the Revolving Credit Facility (the "Financing") (see Note 6 of the notes to the consolidated financial statements). On June 30, 1999 the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance") (see Note 9 of the notes to the consolidated financial statements). The pro forma consolidated financial data for the year ended December 31, 1999 has been prepared as if the Pulitzer Merger, the Pulitzer Issuance, the Financing and the Hearst Issuance had been completed as of January 1, 1999. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.

                         Hearst-Argyle Television, Inc.
                     (In thousands, except per share data)

                                                 Historical
                             -------------------------------------------------------
                                          Years Ended December 31,
                             -------------------------------------------------------  Pro Forma
                               1995      1996      1997(a)     1998(b)     1999(c)     1999(d)
                             --------  --------  ----------  ----------  -----------  ----------
Statement of income data:
Total revenues.............  $279,340  $283,971  $  333,661  $  407,313  $   661,386  $  707,812
Station operating
 expenses..................   117,535   121,501     142,096     173,880      300,420     325,827
Amortization of program
 rights....................    38,619    40,297      40,129      42,344       60,009      62,687
Depreciation and
 amortization..............    22,134    16,971      22,924      36,420      108,039     122,026
                             --------  --------  ----------  ----------  -----------  ----------
Station operating income...   101,052   105,202     128,512     154,669      192,918     197,272
Corporate expenses.........     7,857     7,658       9,527      12,635       17,034      17,034
                             --------  --------  ----------  ----------  -----------  ----------
Operating income...........    93,195    97,544     118,985     142,034      175,884     180,238
Interest expense, net......    22,218    21,235      32,484      39,555      106,892     114,550
Equity in loss of affiliate
 (e).......................       --        --          --          --           279         279
                             --------  --------  ----------  ----------  -----------  ----------
Income before income taxes
 and extraordinary item....    70,977    76,309      86,501     102,479       68,713      65,409
Income taxes...............    30,182    31,907      35,363      42,796       33,311      33,358
                             --------  --------  ----------  ----------  -----------  ----------
Income before extraordinary
 item......................    40,795    44,402      51,138      59,683       35,402      32,051
Extraordinary item (f).....       --        --      (16,212)    (10,826)      (3,092)        --
                             --------  --------  ----------  ----------  -----------  ----------
Net income.................    40,795    44,402      34,926      48,857       32,310      32,051
Less preferred stock
 dividends (g).............       --        --         (711)     (1,422)      (1,422)     (1,422)
                             --------  --------  ----------  ----------  -----------  ----------
Income applicable to common
 stockholders..............  $ 40,795  $ 44,402  $   34,215  $   47,435  $    30,888  $   30,629
                             ========  ========  ==========  ==========  ===========  ==========
Income per common share--
 basic:
Before extraordinary item..  $   0.99  $   1.08  $     1.13  $     1.09  $      0.41  $     0.33
                             ========  ========  ==========  ==========  ===========  ==========
Net income.................  $   0.99  $   1.08  $     0.77  $     0.89  $      0.37  $     0.33
                             ========  ========  ==========  ==========  ===========  ==========
Number of shares used in
 the calculation (h).......... 41,299    41,299      44,632      53,483       83,189      92,832
                             ========  ========  ==========  ==========  ===========  ==========
Income per common share--
 diluted:
Before extraordinary item..  $   0.99  $   1.08  $     1.13  $     1.08  $      0.41  $     0.33
                             ========  ========  ==========  ==========  ===========  ==========
Net income.................  $   0.99  $   1.08  $     0.77  $     0.88  $      0.37  $     0.33
                             ========  ========  ==========  ==========  ===========  ==========
Number of shares used in
 the calculation (h)           41,299    41,299      44,674      53,699       83,229      92,871
                             ========  ========  ==========  ==========  ===========  ==========
Other data:
Broadcast cash flow (i)....  $123,038  $117,947  $  150,972  $  190,486  $   304,564  $  323,254
Broadcast cash flow margin
 (j).......................      44.0%     41.5%       45.2%       46.8%        46.0%       45.7%
Operating cash flow (k)....  $117,087  $109,457  $  141,445  $  177,851  $   287,530  $  306,220
Operating cash flow margin
 (l).......................      41.9%     38.5%       42.4%       43.7%        43.5%       43.3%
After-tax cash flow (m)....  $ 62,929  $ 61,373  $   74,062  $   96,103  $   143,441  $  154,077
Cash flow provided by
 operating activities......  $ 61,185  $ 65,801  $   67,689  $  133,638  $   138,914  $  138,933
Cash flow used in investing
 activities................  $ (8,621) $ (7,764) $ (131,973) $  (47,531) $(1,317,922)        (n)
Cash flow provided by (used
 in) financing activities..  $(52,020) $(58,145) $   74,161  $  282,114  $   803,660         (n)
Capital expenditures.......  $  8,621  $  7,764  $   21,897  $   22,722  $    52,402         N/A
Program payments...........  $ 38,767  $ 44,523  $   40,593  $   42,947  $    56,402  $   58,731

Balance sheet data (at year
 end):
Cash and cash equivalents..  $  2,990  $  2,882  $   12,759  $  380,980  $     5,632  $    5,632
Total assets...............  $385,406  $366,956  $1,044,482  $1,421,140  $ 3,913,227  $3,913,227
Total debt (including
 current portion)..........       N/A       N/A  $  490,000  $  842,596  $ 1,563,596  $1,563,596
Divisional/Stockholders'
 equity (o)................  $272,762  $259,020  $  326,654  $  324,390  $ 1,416,791  $1,416,791

                       See notes on the following pages.

                       Notes to Selected Financial Data

(a) The Hearst Transaction was consummated on August 29, 1997. The selected financial data includes results from (i) WCVB, WTAE, WBAL, WISN, KMBC and WDTN for the entire period presented; (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO and the Company's share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC/WPRI with the owner of another television station in the same market (the "Clear Channel Venture") from September 1 through December 31, 1997; and, (iii) management fees derived by the Company from WMOR (formerly WWWB), WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations") from September 1 through December 31, 1997.
(b) Includes results from (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN and KMBC for the entire period presented; (ii) fees derived by the Company from the Managed Stations for the entire period presented; and, (iii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31, 1998 and KSBW and WPTZ/WNNE from June 1 through December 31, 1998 (the "STC Swap").
(c) Includes results from (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN, KMBC, KSBW, WPTZ/WNNE for the entire period presented; (ii) fees derived by the Company from the Managed Stations for the entire period presented; (iii) the Kelly Broadcasting Business for the entire period presented; and, (iv) the Pulitzer Broadcasting Business which includes nine television stations and five radio stations from March 19 through December 31, 1999.
(d) Includes results of Argyle, the Hearst Broadcast Group, the management fees derived by the Company from the Managed Stations, the Kelly Broadcasting Business and Pulitzer Broadcasting Business on a combined pro forma basis, as if the Pulitzer Merger, the Pulitzer Issuance, the Financing and the Hearst Issuance had occurred at the beginning of the period presented.
(e) Represents the Company's share of the loss of Internet Broadcasting Systems, Inc. for the Company's equity investment (see Note 3 of the notes to the consolidated financial statements).
(f) Represents the write-off of unamortized financing costs and premiums paid upon early extinguishment of Hearst-Argyle debt.
(g) Gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(h) The number of shares used in the per share calculation reflects retroactively approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.
(i) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.
(j) Broadcast cash flow margin is broadcast cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.
(k) Operating cash flow is defined as operating income, plus depreciation and amortization, write-down of intangible assets and amortization of program rights, minus program payments, plus non-cash compensation. The Company has included operating cash flow data, also known as EBITDA, because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Operating cash flow is also used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt. Operating cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

(l) Operating cash flow margin is operating cash flow divided by total revenues, expressed as a percentage. This measure may not be comparable to similarly titled measures used by other companies.
(m) After-tax cash flow is defined as income before extraordinary item plus depreciation and amortization. The Company has included after-tax cash flow data because management believes that such data are commonly used by investors, analysts, rating agencies and lenders to measure a company's ability to service debt and as an alternative determinant of enterprise value. After-tax cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.
(n) The cash flow data for investing activities and financing activities is not determinable for pro forma purposes.
(o) Divisional / Stockholders' equity includes net amounts due to Hearst and affiliates for the periods prior to September 1, 1997. Hearst-Argyle has not paid any dividends on its Common Stock since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc.") (the "Company"). The merger transaction is referred to as the "Hearst Transaction". The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 reflects the financial statements of the Hearst Broadcast Group. In addition, the Company agreed to provide management services with respect to WMOR (formerly WWWB), WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations"), three of which stations are owned by Hearst and the other of which Hearst provides certain services to under a local marketing agreement, in exchange for a management fee. See Note 13 of the notes to the consolidated financial statements.

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities
(collectively "STC") for KSBW, the NBC affiliate serving the Monterey-- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY-- Burlington, VT, television market (the "STC Swap"). See Note 3 of the notes to the consolidated financial statements.

  On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related time-brokerage agreement for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction") (see Note 3 of the notes to the consolidated financial statements).

  On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 9 of the notes to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew-down $725 million from the Revolving Credit Facility (the "Financing") (see Note 6 of the notes to the consolidated financial statements).

  On June 30, 1999 the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance") (see Note 9 of the notes to the consolidated financial statements).

  The following discussion of results of operations does not include the full-year pro forma effects of the Hearst Transaction (for 1997), the STC Swap (for 1997 and 1998), the Kelly Transaction (for 1997 and 1998), the Pulitzer Merger and the related Pulitzer Issuance and Financing (for 1997, 1998 and 1999) or the Hearst Issuance (for 1997, 1998 and 1999).

  Results of operations for the year ended December 31, 1999 include results from (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE and management fees derived by the Company from the Managed Stations for the entire period; (ii) the Kelly Broadcasting Business for the entire period presented; and, (iii) the Pulitzer Broadcasting Business which includes nine television stations and five radio stations from March 19 through December 31, 1999. Results of operations for the year ended December 31, 1998 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO and management fees derived by the Company from the Managed Stations for the entire period; (ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31, 1998; and, (iii) KSBW and WPTZ/WNNE from June 1 through December 31, 1998. Results of operations for the year ended December 31, 1997 include: (i) the Hearst Broadcast Group for the entire period presented; and, (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO; the Company's share of the Clear Channel Venture and management fees derived by the Company from the Managed Stations from September 1 through December 31, 1997.

 Year Ended December 31, 1999
 Compared to Year Ended December 31, 1998

  Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the year ended December 31, 1999 were $661.4 million, as compared to $407.3 million in the year ended December 31, 1998, an increase of $254.1 million or 62.4%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $190.2 million and $69.8 million, respectively, to 1999 total revenues. This increase was offset by a decrease in political advertising revenues of $18.3 million during 1999.

  Station operating expenses. Station operating expenses in the year ended December 31, 1999 were $300.4 million, as compared to $173.9 million in the year ended December 31, 1998, an increase of $126.5 million or 72.7%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $91.5 million and $29.6 million, respectively, to 1999 station operating expenses.

  Amortization of program rights. Amortization of program rights in the year ended December 31, 1999 was $60 million, as compared to $42.3 million in the year ended December 31, 1998, an increase of $17.7 million or 41.8%. The increase was primarily attributable to the Kelly Transaction and the Pulitzer Merger, which added $10 million and $9.5 million, respectively, to 1999 amortization of program rights. The increase was offset by a decrease in amortization of program rights of (i) $1.4 million due to lower-cost replacement programming in several markets and (ii) $0.6 million due to the net effect of the STC Swap.

  Depreciation and amortization. Depreciation and amortization of intangible assets was $108 million in the year ended December 31, 1999, as compared to $36.4 million in the year ended December 31, 1998, an increase of approximately $71.6 million or 196.7%. The increase was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $52.3 million and $17.4 million, respectively, to 1999 depreciation and amortization of intangible assets.

  Station operating income. Station operating income in the year ended December 31, 1999 was $192.9 million, as compared to $154.7 million in the year ended December 31, 1998, an increase of $38.2 million or 24.7%, due to the items discussed above.

  Corporate general and administrative expenses. Corporate general and administrative expenses were $17 million in the year ended December 31, 1999, as compared to $12.6 million in the year ended December 31, 1998, an increase of $4.4 million or 34.9%. The increase in corporate general and administrative expenses was primarily attributable to the increase in corporate staff because of the Pulitzer Merger and other costs associated with the Kelly Transaction and the Pulitzer Merger.

  Interest expense, net. Interest expense, net, was $106.9 million in the year ended December 31, 1999, as compared to $39.6 million in the year ended December 31, 1998, an increase of $67.3 million or 169.9%. The increase in interest expense, net, was primarily attributable to a larger outstanding debt balance during the 1999 period due to the Kelly Transaction and the Pulitzer Merger.

  Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $0.3 million in the year ended December 31, 1999. This loss represents the Company's equity interest in Internet Broadcasting Systems, Inc. ("IBS").

  Income taxes. Income tax expense was $33.3 million for the year ended December 31, 1999, as compared to $42.8 million for the year ended December 31, 1998, a decrease of $9.5 million or 22.2%. The effective rate was 48.5% for the year ended December 31, 1999, as compared to 41.8% for the year ended December 31, 1998. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the years ended December 31, 1999 and 1998. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger. Management believes that the Company's effective rate should decrease as future pre-tax income increases and the effect of such non-deductible expenses decreases.

  Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in 1999. The 1999 extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility. The Company recorded an extraordinary item of $10.8 million, net of the related income tax benefit, in 1998. This extraordinary item resulted from an early repayment of $102.4 million of the Company's Senior Subordinated Notes. The 1998 extraordinary item includes the write-off of unamortized deferred financing costs associated with the Senior Subordinated Notes, the payment of a premium for the early repayment and the related expenses incurred.

  Net income. Net income totaled $32.3 million in the year ended December 31, 1999, as compared to $48.9 million in the year ended December 31, 1998, a decrease of $16.6 million or 33.9%, due to the items discussed above.

  Broadcast Cash Flow. Broadcast cash flow totaled $304.6 million in the year ended December 31, 1999, as compared to $190.5 million in the year ended December 31, 1998, an increase of $114.1 million or 59.9%. The increase in broadcast cash flow was primarily attributable to the Pulitzer Merger and the Kelly Transaction, which added $89.8 million and $33.6 million, respectively, to 1999 broadcast cash flow. This increase was offset by a decrease in broadcast cash flow of $18.3 million primarily due to a decrease in 1999 political advertising revenues. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies in the broadcast industry.

 Year Ended December 31, 1998
 Compared to Year Ended December 31, 1997

  Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the year ended December 31, 1998 were $407.3 million, as compared to $333.7 million in the year ended December 31, 1997, an increase of $73.6 million or 22.1%. The increase was primarily attributable to (i) the Hearst Transaction and the net effect of the STC Swap, which added $56.6 million and $3.1 million, respectively, to 1998 total revenues and (ii) an increase in political advertising revenues of $15.6 million, which was offset by a decrease in national advertising revenues of $3.7 million.

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

  Amortization of program rights. Amortization of program rights in the year ended December 31, 1998 was $42.3 million, as compared to $40.1 million in the year ended December 31, 1997, an increase of $2.2 million or 5.5%. The increase is primarily attributable to (i) the Hearst Transaction and (ii) new programs purchased for favorable time-slots (late fringe time periods) in certain central time zone markets which added $3.3 million and $ 0.4 million, respectively, to amortization of program rights during 1998. This increase was offset by a decrease in amortization of program rights of (i) $0.7 million due to the net effect of the STC Swap and (ii) $1 million due to lower-cost replacement programming in several markets.

  Depreciation and amortization. Depreciation and amortization of intangible assets was $36.4 million in the year ended December 31, 1998, as compared to $22.9 million in the year ended December 31, 1997, an increase of approximately $13.5 million or 59%. This increase is primarily attributable to the Hearst Transaction, which added $12.8 million to 1998 depreciation and amortization of intangible assets.

  Station operating income. Station operating income in the year ended December 31, 1998 was $154.7 million, as compared to $128.5 million in the year ended December 31, 1997, an increase of $26.2 million or 20.4%, due to the items discussed above.

  Corporate general and administrative expenses. Corporate general and administrative expenses were $12.6 million in the year ended December 31, 1998, as compared to $9.5 million in the year ended December 31, 1997, an increase of $3.1 million or 32.6%. The increase was attributable to the increase in corporate staff following the Hearst Transaction and other costs associated with the Hearst Transaction.

  Interest expense, net. Interest expense, net, was $39.6 million in the year ended December 31, 1998, as compared to $32.5 million in the year ended December 31, 1997, an increase of $7.1 million or 21.8%. This increase in interest expense, net, was attributable to a larger outstanding debt balance in 1998 than in 1997, which was the result of the Hearst Transaction. In addition, interest expense, net was decreased in the year ended December 31, 1998 due to approximately $0.9 million in interest income recorded relating to the note receivable from the STC Swap. See Note 3 of the notes to the consolidated financial statements.

  Income taxes. Income tax expense was $42.8 million for the year ended December 31, 1998, as compared to $35.4 million for the year ended December 31, 1997, an increase of $7.4 million or 20.9%. The effective rate was 41.8% for the year ended December 31, 1998 as compared to 40.9% for the year ended December 31, 1997. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item for the years ended December 31, 1998 and 1997. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Hearst Transaction and the increase in the state and local income tax provision.

  Extraordinary item. The Company recorded an extraordinary item of $10.8 million, net of the related income tax benefit, in 1998. This extraordinary item resulted from an early repayment of $102.4 million of the Company's Senior Subordinated Notes. The 1998 extraordinary item includes the write-off of unamortized deferred financing costs associated with the Senior Subordinated Notes, the payment of a premium for the early repayment and the related expenses incurred. The Company recorded an extraordinary item of $16.2 million, net of the related income tax benefit, in 1997. This extraordinary item resulted from a refinancing of the Company's $275 million private placement debt (assumed in connection with the Hearst Transaction) and $45 million of the Company's Senior Subordinated Notes in December 1997. The 1997 extraordinary item includes the write-off of the pro rata portion of the unamortized financing costs associated with the Senior Subordinated Notes and the payment of a premium for both refinancings.

  Net income. Net income totaled $48.9 million in the year ended December 31, 1998, as compared to $34.9 million in the year ended December 31,1997, an increase of $14 million or 40.1%, due to the items discussed above.

  Broadcast Cash Flow. Broadcast cash flow totaled $190.5 million in the year ended December 31, 1998, as compared to $151 million in the year ended December 31, 1997, an increase of $39.5 million or 26.2%. The increase in broadcast cash flow resulted primarily from (i) the Hearst Transaction and the STC Swap, which added $24.7 million and $2.6 million, respectively, to broadcast cash flow during 1998 and (ii) an increase in political advertising revenues of $15.6 million period to period which was partially offset by a decrease in national advertising of $3.7 million period to period. Broadcast cash flow margin increased to 46.8% in 1998 from 45.2% in 1997. Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write down of intangible assets plus amortization of program rights, and minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

  Upon completion of the Hearst Transaction on August 29, 1997, the Company entered into a $1 billion syndicated credit facility with the Chase Manhattan Bank (the "Revolving Credit Facility"). On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank as the administrative agent for a consortium of banks. The New Credit Facilities of $1 billion and $250 million will mature on April 12, 2004 and April 12, 2003, respectively. The Company may borrow amounts under the New Credit Facilities from time to time for additional acquisitions, capital expenditures and working capital, subject to the satisfaction of certain conditions on the date of borrowing. There was $611 million outstanding under the New Credit Facilities as of December 31, 1999. See Note 6 of the notes to the consolidated financial statements.

  In connection with the Kelly Transaction, the Company issued $340 million and $110 million in senior notes ("Private Placement Debt") in December 1998 and January 1999, respectively. The remainder of the Kelly Transaction purchase price was funded using a combination of borrowings under the Revolving Credit Facility and available cash. See Notes 3 and 6 of the notes to the consolidated financial statements.

  In connection with the Pulitzer Merger, the Company issued 37.1 million shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt and paid $5 million for the interest in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Revolving Credit Facility to refinance the assumed debt and pay related transaction expenses. See Notes 3 and 6 of the notes to the consolidated financial statements.

  On June 30, 1999 the Company issued to The Hearst Corporation 3.7 million shares of the Company's Series A Common Stock for $100 million (the "Hearst Issuance"). The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its New Credit Facilities, thereby reducing the Company's overall debt leverage ratio and future interest expense. See Note 9 of the notes to the consolidated financial statements.

  In December 1999, the Company invested $20 million of cash in IBS for an equity interest in IBS. In September 1999 and February 2000, the Company invested $2 million and $8 million, respectively, in Geocast Network Systems, Inc. ("Geocast") for an equity interest in Geocast. In March 2000, the Company invested $25 million in Consumer Financial Network, Inc. ("CFN") for an equity interest in CFN. See Notes 3 and 19 of the notes to the consolidated financial statements. These equity investments were primarily funded through drawdowns from the New Credit Facilities.

  Borrowings related to the Kelly Transaction and the Pulitzer Merger will increase the Company's interest expense by approximately $78.3 million per year based on the borrowings at the time of the transactions.

Borrowings related to the equity investments will increase the Company's interest expense by approximately $3.7 million per year based on the borrowings at the time of the investments. This increase in interest expense will decrease as the debt balance is reduced by cash flows from operations. Additionally, this increase will be offset by a decrease in interest expense of $6.3 million per year due to the Hearst Issuance. The net increase in interest expense will be funded from the increase in cash flow from operations due to the Kelly Transaction and the Pulitzer Merger.

  The Company implemented an employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 82,555 shares for aggregate proceeds of approximately $1.8 million through December 31, 1999. See Note 12 of the notes to the consolidated financial statements. The Stock Purchase Plan is intended to comply with the provisions of Section 423 of the Internal Revenue Code of 1986, as amended.

  Capital expenditures were $52.3 million and $22.7 million in 1999 and 1998, respectively. The Company invested approximately $25.0 million in special projects/buildings including its new station facilities at WCVB and WLWT, approximately $19.1 million in maintenance projects and approximately $8.2 million in digital conversion projects at various stations during 1999. The Company expects to spend approximately $38.9 million for the year ending December 31, 2000, including approximately (i) $24.4 million in maintenance projects, (ii) $9.2 million in digital projects and (iii) $5.3 million in special projects.

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

Year 2000

  The Company undertook various initiatives intended to ensure that its information assets ("IT Assets") and non-IT Assets with embedded microprocessors would function properly with respect to dates in the Year 2000 and thereafter. The Company implemented a comprehensive plan (the "Plan") including the following phases: (i) the identification of mission-critical operating systems and applications and the inventory of all hardware and software at risk of being date sensitive to Year 2000 related problems (collectively, "Year 2000 problems"); (ii) assessment and evaluation of these systems including prioritization; (iii) modification, upgrading and replacement of the affected systems; and, (iv) compliance testing of the systems. The Plan's goal resulted in the certification of systems as Year 2000 compliant or determined and funded the correction of the affected systems. The Company established Year 2000 teams that were responsible for analyzing the Year 2000 impact on operations and for formulating appropriate strategies to overcome and resolve the Year 2000 problems. There was no interruption or disruption to the normal operation of the Company's operations and there has been no evidence of suppliers or customers' ability to transact business.

  The majority of costs associated with the Company's Year 2000 problems were for systems that were fully depreciated and obsolete and which were scheduled for replacement prior to the Year 2000. These replacement systems were installed to provide users with enhanced capabilities and functionality, not solely to bring systems into Year 2000 compliance. Through December 31, 1999, the Company has spent approximately $2.5 million on these replacement systems. Through December 31, 1999, the Company has spent approximately $9 million for systems with accelerated replacement schedules due to Year 2000 problems. These costs have been included in the capital expenditure disclosure in the Liquidity and Capital Resources section. The Company does not anticipate making any additional Year 2000 expenditures after December 31, 1999.

  An assessment was made of the newly acquired Pulitzer Broadcasting Company and Kelly Broadcasting Co. systems, and systems potentially affected by Year 2000 problems were identified (see Note 3 of the notes to the consolidated financial statements). Included were systems that were fully depreciated, obsolete and scheduled for replacement. From the date of the Kelly Transaction and the Pulitzer Merger, respectively, through December 31, 1999, the Company spent approximately $1.3 million on these replacement systems, approximately $0.4 million for systems with accelerated replacement schedules due to Year 2000 problems and approximately $0.2 million for remediation of equipment and systems with Year 2000 problems. The Company does not anticipate making any additional Year 2000 expenditures after December 31, 1999. These costs are in addition to the costs discussed above. However, these costs have been included in the capital expenditure disclosure in the Liquidity and Capital Resources section.

  The Company believes that the completed compliance modifications and conversions of its internal systems and equipment have resulted in Year 2000 compliance. However, there can be no assurance that the Company's or its suppliers' current systems do not contain undetected errors associated with Year 2000 date functions. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most reasonably likely worst case scenario) could effect the broadcast of advertisements and programming and could have a material effect on the Company's business or consolidated financial statements.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amended the effective date for SFAS 133 from June 15, 1999 to June 15, 2000 which becomes effective for the Company's consolidated financial statements for the year ending December 31, 2001. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has long-term debt obligations at December 31, 1999 that are sensitive to changes in interest rates. See Notes 2 and 6 of the notes to the consolidated financial statements.

  For long-term debt obligations, the following table presents the fair value at December 31, 1998 and 1999 and the future cash flows by expected maturity dates based on debt balances at December 31, 1999.

                         December 31, 1998                December 31, 1999
                         ----------------- -----------------------------------------------
                                                    Expected Maturities
                         Carrying   Fair   --------------------------------------   Fair
                          Value    Value   2000-2003   2004   Thereafter  Total    Value
                         -------- -------- --------- -------- ---------- -------- --------
                                                  (In thousands)
Long-term debt:
 Variable rate
  New Credit
   Facilities...........      --       --     --     $611,000       --   $611,000 $649,401
 Fixed rate
  Senior Notes.......... $500,000 $516,842    --          --   $500,000  $500,000 $468,356
  Senior Subordinated
   Notes................ $  2,596 $  2,939    --          --   $  2,596  $  2,596 $  2,737
  Private Placement
   Debt................. $340,000 $350,531    --          --   $450,000  $450,000 $451,998

  The Company's annualized weighted average interest rate for variable rate long-term debt for the year ended December 31, 1999 is 6.5%. The annualized weighted average interest rate for fixed rate long-term debt is 7.7% and 7.2% for the years ended December 31, 1998 and 1999, respectively.

  The Company's New Credit Facilities are sensitive to interest rates. The Company's interest-rate swap agreements expired in May and June of 1999. At December 31, 1998, the estimated fair value of these interest-rate swap agreements was $321,170. See Notes 2 and 6 of the notes to the consolidated financial statements. As of December 31, 1999, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Hearst-Argyle Television, Inc.
Report of Deloitte & Touche LLP...........................................  34
Consolidated Balance Sheets as of December 31, 1998 and 1999..............  35
Consolidated Statements of Income for the Years Ended
 December 31, 1997, 1998 and 1999.........................................  36
Consolidated Statements of Divisional/Stockholders' Equity for the Years
 Ended
 December 31, 1997, 1998 and 1999.........................................  37
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1997, 1998 and 1999.........................................  38
Notes to Consolidated Financial Statements................................  41

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, divisional/stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 25, 2000
(March 22, 2000 as to Note 19)

                         HEARST-ARGYLE TELEVISION, INC.

                          Consolidated Balance Sheets

                                                      December 31, December 31,
                                                          1998         1999
                                                      ------------ ------------
                                                           (In thousands)
Assets
Current assets:
 Cash and cash equivalents...........................  $  380,980   $    5,632
 Accounts receivable, net of allowance for doubtful
  accounts of $2,026 and $2,862 in 1998 and 1999,
  respectively.......................................      91,608      159,395
 Program and barter rights...........................      35,408       56,393
 Deferred income taxes...............................       2,166        3,905
 Other...............................................       5,087       11,809
                                                       ----------   ----------
   Total current assets..............................     515,249      237,134
                                                       ----------   ----------
Property, plant and equipment:
 Land, building and improvements.....................      43,325      137,545
 Broadcasting equipment..............................     154,013      251,484
 Office furniture, equipment and other...............      18,177       31,221
 Construction in progress............................      17,594       10,289
                                                       ----------   ----------
                                                          233,109      430,539
 Less accumulated depreciation.......................    (103,496)     (87,875)
                                                       ----------   ----------
Property, plant and equipment, net...................     129,613      342,664
                                                       ----------   ----------
Intangible assets, net...............................     711,409    3,230,842
                                                       ----------   ----------
Other assets:
 Deferred acquisition and financing costs, net of
  accumulated amortization of $2,843 and $4,591 in
  1998 and 1999, respectively........................      31,302       30,836
 Investments.........................................         --        29,938
 Program and barter rights, noncurrent...............       3,584        5,072
 Other...............................................      29,983       36,741
                                                       ----------   ----------
   Total other assets................................      64,869      102,587
                                                       ----------   ----------
   Total assets......................................  $1,421,140   $3,913,227
                                                       ==========   ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable....................................  $    5,094   $   16,289
 Accrued liabilities.................................      34,432       39,649
 Program and barter rights payable...................      35,411       56,715
 Related party payable...............................      12,218        9,343
 Other...............................................       1,692        1,669
                                                       ----------   ----------
   Total current liabilities.........................      88,847      123,665
                                                       ----------   ----------
Program and barter rights payable, noncurrent........       3,752        5,386
Long-term debt.......................................     842,596    1,563,596
Deferred income taxes................................     158,449      787,358
Other liabilities....................................       3,106       16,431
                                                       ----------   ----------
   Total noncurrent liabilities......................   1,007,903    2,372,771
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, 10,938 shares issued and
 outstanding in 1998 and 1999 (aggregate liquidation
 preference of $10,938)..............................           1            1
Series B preferred stock, 10,938 shares issued and
 outstanding in 1998 and 1999 (aggregate liquidation
 preference of $10,938)..............................           1            1
Series A common stock, par value $.01 per share,
 100,000,000 and 200,000,000 shares authorized in
 1998 and 1999, respectively, and 12,574,872 and
 53,485,287 shares issued and outstanding in 1998 and
 1999, respectively..................................         126          535
Series B common stock, par value $.01 per share,
 100,000,000 shares authorized in 1998 and 1999 and
 41,298,648 shares issued and outstanding in 1998 and
 1999................................................         413          413
Additional paid-in capital...........................     203,105    1,271,666
Retained earnings....................................     171,397      202,285
Treasury stock, at cost, 1,736,515 and 2,037,015
 shares of Series A common stock in 1998 and 1999,
 respectively........................................     (50,653)     (58,110)
                                                       ----------   ----------
   Total stockholders' equity........................     324,390    1,416,791
                                                       ----------   ----------
   Total liabilities and stockholders' equity........  $1,421,140   $3,913,227
                                                       ==========   ==========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                       Consolidated Statements of Income

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1997      1998      1999
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                        share data)
Total revenues.................................. $333,661  $407,313  $661,386
Station operating expenses......................  142,096   173,880   300,420
Amortization of program rights..................   40,129    42,344    60,009
Depreciation and amortization...................   22,924    36,420   108,039
                                                 --------  --------  --------
Station operating income........................  128,512   154,669   192,918
Corporate general and administrative expenses...    9,527    12,635    17,034
                                                 --------  --------  --------
Operating income................................  118,985   142,034   175,884
Interest expense, net...........................   32,484    39,555   106,892
Equity in loss of affiliate.....................      --        --        279
                                                 --------  --------  --------
Income before income taxes and extraordinary
 item...........................................   86,501   102,479    68,713
Income taxes....................................   35,363    42,796    33,311
                                                 --------  --------  --------
Income before extraordinary item................   51,138    59,683    35,402
Extraordinary item, loss on early retirement of
 debt, net of income tax benefit of $10,372,
 $6,448 and $2,041 in 1997, 1998 and 1999,
 respectively                                     (16,212)  (10,826)   (3,092)
                                                 --------  --------  --------
Net income......................................   34,926    48,857    32,310
Less preferred stock dividends..................     (711)   (1,422)   (1,422)
                                                 --------  --------  --------
Income applicable to common stockholders........ $ 34,215  $ 47,435  $ 30,888
                                                 ========  ========  ========
Income per common share--basic:
  Before extraordinary item..................... $   1.13  $   1.09  $   0.41
  Extraordinary item............................    (0.36)    (0.20)    (0.04)
                                                 --------  --------  --------
  Net income.................................... $   0.77  $   0.89  $   0.37
                                                 ========  ========  ========
Number of common shares used in the
 calculation....................................   44,632    53,483    83,189
                                                 ========  ========  ========
Income per common share--diluted:
  Before extraordinary item..................... $   1.13  $   1.08  $   0.41
  Extraordinary item............................    (0.36)    (0.20)    (0.04)
                                                 --------  --------  --------
  Net income.................................... $   0.77  $   0.88  $   0.37
                                                 ========  ========  ========
Number of common shares used in the
 calculation....................................   44,674    53,699    83,229
                                                 ========  ========  ========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

           Consolidated Statements of Divisional/Stockholders' Equity

                            Common Stock
                          -----------------
                                                                  Retained
                                                      Additional Earnings/
                                            Preferred  Paid-In   Divisional Treasury
                          Series A Series B   Stock    Capital     Equity    Stock      Total
                          -------- -------- --------- ---------- ---------- --------  ----------
                                            (In thousands, except share data)

Balances at January 1,
 1997...................    $--      $413     $--     $      --   $258,607  $    --   $  259,020
Transfers to Hearst and
 affiliated companies,
 net....................     --       --       --            --   (168,860)      --     (168,860)
Net income..............     --       --       --            --     34,926       --       34,926
Shares issued in
 connection with the
 Hearst Transaction.....      82      --         2        93,971       --        --       94,055
Issuance of 4,252,100
 shares of Series A
 Common Stock for cash..      43      --       --        108,181       --        --      108,224
Dividends paid on
 preferred stock........     --       --       --            --       (711)      --         (711)
                            ----     ----     ----    ----------  --------  --------  ----------
Balances at December 31,
 1997...................     125      413        2       202,152   123,962       --      326,654
Net income..............     --       --       --            --     48,857       --       48,857
Dividends paid on
 preferred stock........     --       --       --            --     (1,422)      --       (1,422)
Stock options
 exercised..............       1      --       --            897       --        --          898
Treasury stock
 purchased--Series A
 Common Stock (1,736,515
 shares)                     --       --       --            --        --    (50,653)    (50,653)
Other...................     --       --       --             56       --        --           56
                            ----     ----     ----    ----------  --------  --------  ----------
Balances at December 31,
 1998...................     126      413        2       203,105   171,397   (50,653)    324,390
Net income..............     --       --       --            --     32,310       --       32,310
Shares issued in
 connection with the
 Pulitzer Merger........     371      --       --        966,464       --        --      966,835
Issuance of 3,686,636
 shares of Series A
 Common Stock to Hearst
 for cash...............      37      --       --         99,432       --        --       99,469
Dividends paid on
 preferred stock........     --       --       --            --     (1,422)      --       (1,422)
Employee stock purchase
 plan proceeds..........       1      --       --          1,783       --        --        1,784
Stock options
 exercised..............     --       --       --            882       --        --          882
Treasury stock
 purchased--Series A
 Common Stock (300,500
 shares)................     --       --       --            --        --     (7,457)     (7,457)
                            ----     ----     ----    ----------  --------  --------  ----------
Balances at December 31,
 1999...................    $535     $413       $2    $1,271,666  $202,285  $(58,110) $1,416,791
                            ====     ====     ====    ==========  ========  ========  ==========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                 Years Ended December 31,
                                              --------------------------------
                                                1997       1998       1999
                                              ---------  --------  -----------
                                                      (In thousands)
Operating Activities
Net income..................................  $  34,926  $ 48,857  $    32,310
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Extraordinary item, loss on early
   retirement of debt.......................     26,584    17,274        5,133
  Depreciation..............................      8,405    14,317       32,520
  Amortization of intangible assets.........     14,519    22,103       75,519
  Amortization of deferred financing costs..        635     2,416        3,200
  Amortization of program rights............     40,129    42,344       60,009
  Program payments..........................    (40,593)  (42,947)     (56,402)
  Deferred income taxes.....................     17,765     8,225        1,314
  Provision for doubtful accounts...........      1,316     1,119        1,563
  Equity in loss of affiliate...............        --        --           279
  Changes in operating assets and
   liabilities:
    Accounts receivable.....................    (15,250)     (149)     (17,255)
    Other assets............................    (13,173)    2,164       (9,838)
    Accounts payable and accrued
     liabilities............................     (7,574)    5,771        2,552
    Fair value adjustment interest rate
     protection agreement...................        --        321         (321)
    Other liabilities.......................        --     11,823        8,331
                                              ---------  --------  -----------
Net cash provided by operating activities...     67,689   133,638      138,914
                                              ---------  --------  -----------
Investing Activities
Acquisition of Pulitzer Broadcasting
 Company....................................        --        --      (712,301)
Acquisition of Kelly Broadcasting Co. and
 Kelleproductions, Inc......................        --        --      (530,073)
Merger with the Hearst Broadcast Group......   (110,076)      --           --
Swap Transaction with STC...................        --    (22,084)         --
Investment in Internet Broadcasting Systems,
 Inc........................................        --        --       (20,101)
Investment in Geocast Network Systems,
 Inc........................................        --        --        (2,052)
Capital call--Arizona Diamondbacks..........        --        --          (982)
Acquisition costs...........................        --     (3,115)        (399)
Issuance of STC note receivable.............        --    (70,500)         --
Repayment of STC note receivable............        --     70,500          --
Proceeds from sale of equipment.............        --        390          388
Purchases of property, plant, and equipment:
  Special projects / buildings..............    (16,816)   (8,831)     (25,017)
  Digital...................................        --     (3,892)      (8,244)
  Maintenance...............................     (5,081)   (9,999)     (19,141)
                                              ---------  --------  -----------
Net cash used in investing activities.......   (131,973)  (47,531)  (1,317,922)
                                              ---------  --------  -----------

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                 Years Ended December 31,
                                              --------------------------------
                                                1997       1998        1999
                                              ---------  ---------  ----------
                                                      (In thousands)
Financing Activities
Issuance of Private Placement Debt..........  $     --   $ 340,000  $  110,000
Issuance of Senior Notes....................    300,000    200,000         --
Repayment of Hearst Private Placement Debt..   (295,895)       --          --
Repayment of Senior Subordinated Notes......    (49,388)  (116,705)        --
Revolving Credit Facility:
  Proceeds from issuance of long-term debt..    185,000     42,000     912,000
  Repayment of long-term debt...............   (155,000)  (127,000)   (912,000)
New Credit Facilities:
  Proceeds from issuance of long-term debt..        --         --    1,007,000
  Repayment of long-term debt...............        --         --     (396,000)
Series A Common Stock:
  Issuances.................................    108,935        --       99,469
  Repurchases...............................        --     (50,653)     (7,457)
Financing costs and other...................    (19,868)    (5,004)    (10,596)
Proceeds from employee stock purchase plan..        --         --        1,784
Dividends paid on preferred stock...........       (711)    (1,422)     (1,422)
Exercise of stock options...................        --         898         882
Due to Hearst...............................      1,088        --          --
                                              ---------  ---------  ----------
Net cash provided by financing activities...     74,161    282,114     803,660
                                              ---------  ---------  ----------
Increase (decrease) in cash and cash
 equivalents................................      9,877    368,221    (375,348)
Cash and cash equivalents at beginning of
 period.....................................      2,882     12,759     380,980
                                              ---------  ---------  ----------
Cash and cash equivalents at end of period..  $  12,759  $ 380,980  $    5,632
                                              =========  =========  ==========
Supplemental Cash Flow Information:
Businesses acquired in purchase transaction:
Hearst Transaction
Fair market value of assets acquired........  $ 610,762
Fair market value of liabilities assumed....   (333,903)
Issuance of Series A Common Stock...........   (166,783)
                                              ---------
Net cash paid for acquisition...............  $ 110,076
                                              =========
STC Swap
Fair market value of assets acquired, net...             $  83,131
Fair market value of liabilities assumed,
 net........................................                  (735)
Net carrying value of assets exchanged......               (60,312)
                                                         ---------
Net cash paid for acquisition...............             $  22,084
                                                         =========
Pulitzer Merger
Fair market value of assets acquired........                        $2,323,096
Fair market value of liabilities assumed....                          (643,960)
Issuance of Series A Common Stock...........                          (966,835)
                                                                    ----------
Net cash paid for acquisition...............                        $  712,301
                                                                    ==========
Kelly Transaction
Fair market value of assets acquired........                        $  548,121
Fair market value of liabilities assumed....                           (18,048)
                                                                    ----------
Net cash paid for acquisition...............                        $  530,073
                                                                    ==========

                 See notes to consolidated financial statements

                         HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                      Years Ended December 31,
                                                      -------------------------
                                                        1997    1998     1999
                                                      -------- ------- --------
                                                           (In thousands)
Non-cash investing and financing activities:
 Purchase of pension fund assets for stock........... $ 25,101
                                                      ========
 Assumption of Hearst Private Placement Debt......... $275,000
                                                      ========
 Net purchase price valuation adjustment affecting
  equipment, intangible assets, deferred income taxes
  and working capital                                          $12,736
                                                               =======
Cash paid during the year for:
 Interest............................................ $ 27,813 $33,848 $105,189
                                                      ======== ======= ========



                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Notes to Consolidated Financial Statements

1. Nature of Operations

  Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 22 network-affiliated television stations and five radio stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (NBC), ten of the stations are affiliates of the American Broadcasting Companies (ABC) and two of the stations are affiliates of Columbia Broadcasting Systems (CBS). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") Based upon regular assessments of the Company's operations performed by key management, the Company has determined that its material reportable segment is commercial television broadcasting. The economic characteristics, services, production process customer type and distribution methods for the Company's operations are substantially similar and have therefore been aggregated as one reportable segment. See Notes 2 and 3.

2. Summary of Accounting Policies and Use of Estimates

Basis of Presentation

  On August 29, 1997, effective September 1, 1997 for accounting purposes, The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as the "Hearst Transaction". As a result of the Hearst Transaction, Hearst owned approximately 41.3 million shares of the Company's Series B Common Stock, comprising approximately 77% of the total outstanding common stock of the Company as of December 31, 1997. During 1998, Hearst purchased approximately
3.7 million shares of the Company's outstanding Series A Common Stock, increasing its ownership to approximately 86% as of December 31, 1998. During 1999, Hearst purchased approximately 5.6 million outstanding shares and 3.7 million newly issued shares of the Company's Series A Common Stock (see Note
9). These 1999 purchases, offset by the issuance of approximately 37.1 million shares of Series A Common Stock to Pulitzer Publishing Company ("Pulitzer") shareholders in connection with the acquisition of Pulitzer Broadcasting Company in 1999 (see Note 3 and Note 9), decreased Hearst's ownership of the Company to approximately 58.5% as of December 31, 1999.

  The Hearst Transaction was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The assets and liabilities of Argyle have been adjusted to the extent acquired by Hearst to their estimated fair values based upon purchase price allocations. The net assets of the Hearst Broadcast Group have been reflected at their historical cost basis. In a reverse acquisition, the accounting treatment differs from the legal form of the transaction, as the continuing legal parent company (Argyle), is not assumed to be the acquiror and the historical financial statements of the entity become those of the accounting acquiror (Hearst Broadcast Group). Consequently, the presentation of the Company's consolidated financial statements prior to September 1, 1997 reflects the financial statements of the Hearst Broadcast Group. In addition, the divisional equity of the Hearst Broadcast Group, which includes net amounts due to Hearst and affiliates, has been reclassified retroactively to reflect the par value of approximately 41.3 million shares received by Hearst in the Hearst Transaction in the accompanying financial statements for periods ending prior to September 1, 1997. See Note 3.

General

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Cash Equivalents

  All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

                        HEARST-ARGYLE TELEVISION. INC.

Accounts Receivable

  Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically diverse customers, individually small balances and short payment terms.

Program Rights

  Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years-ended 1997, 1998 and 1999 were not material. Costs of off-network syndicated product, first run programming, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

Barter and Trade Transactions

  Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1997, 1998 and 1999, were approximately $10,382,000, $13,559,000, and $26,260,000 respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 1997, 1998 and 1999, were approximately $10,315,000, $13,267,000, and $25,856,000 respectively, and are included in station operating expenses.

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings--25 to 40 years; broadcasting equipment--5 to 20 years; office furniture, equipment and other--three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

  Intangible assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated lives as follows: FCC licenses, network affiliation agreements, and goodwill--40 years; other intangible assets--3 to 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the estimated future operating cash flows to be generated by the acquired businesses. At December 31, 1999, it was determined that there had been no impairment of intangible assets.

                        HEARST-ARGYLE TELEVISION. INC.

Deferred Acquisition and Financing Costs

  Acquisition costs are capitalized and will be included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

Investments

  Investments in 20% to 50% owned affiliates are accounted for under the equity method and investments in less than 20% owned affiliates are accounted for under the cost method.

Revenue Recognition

  Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which the time spots are aired. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues.

Income Taxes

  Prior to the acquisition of Pulitzer Broadcasting Company on March 18, 1999 (see Note 3), the Company is included in the consolidated federal income tax return of Hearst. Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of Hearst is allocated to the Company on a separate return basis. Federal income taxes currently payable through March 18, 1999 are paid directly to Hearst. Subsequent to March 18, 1999, the Company will file a stand-alone federal income tax return, as Hearst's ownership percentage fell below the 80% ownership threshold required to file a consolidated return. Federal income taxes currently payable are paid directly to the Internal Revenue Service. Federal and state income taxes for 1997 and federal income taxes for 1998 were paid to Hearst via the related party payable. Cash payments for state income taxes were $4.2 million and for federal and state income taxes were $37.2 million in 1998 and 1999, respectively. The Company files separate income tax returns in states where a consolidated return is not permitted. The provision for income taxes in the accompanying consolidated financial statements has been determined on a stand-alone basis. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

Earnings Per Share ("EPS")

  Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of shares issuable under the Company's stock option plan (see Note 11). The weighted average common shares outstanding for basic EPS and diluted EPS for all periods prior to September 1, 1997 represent the shares received by Hearst in the Hearst Transaction, approximately 41.3 million shares. All per share amounts included in the notes are the same for basic and diluted earnings per share unless otherwise noted.

Interest Rate Agreements

  The Company is not currently involved in any interest-rate agreements. However, the Company previously entered into interest-rate swap agreements, which expired during 1999, to modify the interest characteristics of its outstanding debt. These agreements involved the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is

                        HEARST-ARGYLE TELEVISION. INC.

recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in other liabilities or assets in 1998. Gains and losses on terminations of interest-rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Any swap agreements that are not designated with outstanding debt or notional amounts of interest-rate swap agreements in excess of the principal amounts of the underlying debt obligations are recorded as an asset or liability at fair value, with changes in fair value recorded as an adjustment to interest expense. See Note 6.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which is effective for all quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 amended the effective date for SFAS 133 from June 15, 1999 to June 15, 2000 which becomes effective for the Company's consolidated financial statements for the year ending December 31, 2001. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

Prior Year Reclassifications

  Certain reclassifications have been made to conform to current year presentation.

3. Acquisitions and Investments

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

                        HEARST-ARGYLE TELEVISION. INC.

  On April 24, 1998, the Company loaned STC Broadcasting, Inc. ("STC") $70.5 million ("STC Note Receivable"). The loan bore interest at 7.75% per year and was collateralized by the stock of the STC subsidiary that owned the assets comprising WPTZ/WNNE. On July 2, 1998, STC repaid this $70.5 million loan along with accrued interest.

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey--Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase consideration and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the cash and the Company's carrying value of the Exchanged Stations over the net fair market value of the tangible assets acquired and liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

  On January 5, 1999, effective January 1, 1999, for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520.4 million in cash, including a working capital adjustment of $0.4 million. As a result of this transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the programming rights under an existing Time Brokerage Agreement, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The merger and acquisition are collectively referred to as the "Kelly Transaction". The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $1.1 million have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill.

  On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37.1 million shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders (the "Pulitzer Issuance") and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Revolving Credit Facility (the "Financing"), and paid $5 million for the interest in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment, which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $1.7 billion has been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses. The final fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 1999; however, the changes, if any, are not expected to have a material effect on the consolidated financial statements of the Company.

  Giving effect to the STC Swap, the Kelly Transaction, the Pulitzer Merger, the Pulitzer Issuance, the Financing and the issuance of 3.7 million shares of Series A Common Stock to Hearst for $100 million (see Note 9), unaudited pro forma results of operations reflecting combined historical results for the Company's 22 owned television stations, five radio stations and fees for providing management services to the Company's

                        HEARST-ARGYLE TELEVISION. INC.

Managed Stations WMOR (formerly WWWB), KCWE, WPBF, WBAL-AM and WIYY-FM pursuant to a management agreement (See Note 13), as if all acquisitions occurred as of January 1, 1998, are as follows.

                                                                   Years Ended
                                                                  December 31,
                                                              ---------------------
                                                                 1998       1999
                                                              ---------- ----------
                                                              (In thousands, except
                                                                 per share data)
                                                                   (Unaudited)
     Total revenues.......................................... $  727,939 $  707,812
     Income before extraordinary item........................ $   45,475 $   32,051
     Income applicable to common stockholders................ $   33,227 $   27,537
     Net income per common share--basic and diluted.......... $     0.36 $     0.30
     Pro forma number of shares used in calculations
                --basic......................................     92,832     92,832
                --diluted....................................     92,871     92,871

  The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

  In September 1999, the Company invested $2 million of cash in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Geocast will use a portion of the Company's stations' digital broadcast spectrum as part of a new digital network infrastructure to deliver a program service, which includes the local stations' content and other national content and services, to personal computer users. As this investment represents less than a 10% interest, the investment is accounted for using the cost method. See Note 19.

  In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") in exchange for an equity interest in IBS. The Company and IBS will form a series of local partnerships for the development and management of local news/information/entertainment portal websites. As of December 31, 1999, the Company has a 26% equivalent interest in IBS, therefore, this investment is accounted for using the equity method. The Company's share of the loss of IBS is included in Equity in loss of affiliate in the accompanying consolidated statement of income for the year ended December 31, 1999.

4. Intangible Assets

  Intangible assets at December 31, 1998 and 1999 consist of the following:

                                                            1998        1999
                                                            ----        ----
                                                             (In thousands)
      FCC licenses....................................... $ 403,463  $2,381,616
      Cost in excess of net assets acquired..............   166,294     791,833
      Network affiliation agreement......................    95,301      95,493
      Advertiser client base asset.......................   122,828     122,828
      Favorable studio and office space..................    23,638      23,638
      Other..............................................    24,868      22,420
                                                          ---------  ----------
                                                            836,392   3,437,828
      Accumulated amortization...........................  (124,983)   (206,986)
                                                          ---------  ----------
      Total intangible assets, net....................... $ 711,409  $3,230,842
                                                          =========  ==========

                        HEARST-ARGYLE TELEVISION. INC.

5. Accrued Liabilities

  Accrued liabilities at December 31, 1998 and 1999 consist of the following:

                                                                 1998    1999
                                                                 ----    ----
                                                                (In thousands)
      Accrued interest......................................... $10,378 $12,081
      Payroll, benefits and related costs......................   6,913   9,729
      Accrued vacation.........................................   2,360   5,242
      Accrued payables.........................................   1,452   1,753
      Other taxes payable......................................   2,149   1,258
      Other accrued liabilities................................  11,180   9,586
                                                                ------- -------
        Total accrued liabilities.............................. $34,432 $39,649
                                                                ======= =======

6. Long-Term Debt

  Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                              1998      1999
                                                            -------- ----------
                                                              (In thousands)
      Revolving Credit Facility............................ $    --  $      --
      New Credit Facilities................................      --     611,000
      Senior Notes.........................................  500,000    500,000
      Private Placement Debt...............................  340,000    450,000
      Senior Subordinated Notes............................    2,596      2,596
                                                            -------- ----------
        Total long-term debt............................... $842,596 $1,563,596
                                                            ======== ==========

Credit Facility

  Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Revolving Credit Facility") with the Chase Manhattan Bank ("Chase"). For the years ended December 31, 1997, 1998 and 1999, the effective interest rate on borrowings from the Revolving Credit Facility outstanding during the year was 6.2%, 6.9% and 5.3%, respectively.

  On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with Chase, as the administrative agent for a consortium of banks. The deferred financing fees relating to the Revolving Credit Facility, of approximately $5.1 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1999.

  The New Credit Facilities of $1 billion (the "$1 Billion Facility") and $250 million (the "$250 Million Facility") mature on April 12, 2004 and April 12, 2003, respectively. There was $611 million outstanding under the New Credit Facilities at December 31, 1999.

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

                        HEARST-ARGYLE TELEVISION, INC.

The commitment fee ranges from 0.2% to 0.3% and from .15% to .25% for the $1 Billion Facility and the $250 Million Facility, respectively. For the year ended December 31, 1999, the effective interest rate on borrowings from the New Credit Facilities outstanding during the year was 6.5%.

  The New Credit Facilities contain certain financial and other covenants and restrictions on the Company that, among other things, (i) limit the Company's ratio of total debt to operating cash flow to not greater than 5.5 through December 30, 2001; 5.0 from December 31, 2001 through December 30, 2002; 4.5 from December 31, 2002 through December 30, 2003; and 4.0 from December 31, 2003 through the Maturity Date; (ii) require the Company to maintain a ratio of operating cash flow to interest expense of not less than 2.0 through September 30, 2001, and not less than 2.5 thereafter; (iii) require the Company to maintain a ratio of operating cash flow to "fixed charges" (generally, interest expense, scheduled repayments of principal, taxes and capital expenditures) of not less than 1.1; (iv) at such times when the ratio of total debt to operating cash flow is greater than or equal to 4.0, restrict the payment of dividends, the repurchase of stock and the purchase of ownership interests (investments) to the sum of (x) $150 million; (y) proceeds from future stock issuances; and, (z) one-third of cash provided by operations in excess of fixed charges; and, (v) require the Company to maintain a consolidated net worth of the sum of (x) $249,259,000; (y) 75% of the amount the consolidated net worth increased upon the consummations of both the Kelly Transaction and the Pulitzer Merger (see Note 3); and, (z) 25% of consolidated net income for each fiscal year beginning with the year ended December 31, 1999. As of December 31, 1999, the Company is in compliance with the aforementioned financial and other covenants and restrictions.

  The New Credit Facilities also provides that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board.

Private Placement Debt

  As part of the Hearst Transaction, the Company assumed $275 million of debt (the "Hearst Private Placement Debt"). The Company repaid the Hearst Private Placement Debt and a related "make-whole" premium of approximately $20.9 million during December 1997.

  On December 15, 1998 and January 14, 1999, the Company issued $340 million and $110 million, respectively, principal amount of senior notes to institutional investors (collectively, the "Private Placement Debt"). The Private Placement Debt has a maturity of 12 years, with an average life of 10 years and bears interest at 7.18% per annum. The Company used the proceeds from the Private Placement Debt to partially fund the Kelly Transaction. See
Note 3.

Senior Subordinated Notes

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

  The write-off of deferred financing fees relating to the Notes and the make-whole premium relating to the Hearst Private Placement Debt and the premium relating to the Notes, aggregated approximately $26.6 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1997.

                        HEARST-ARGYLE TELEVISION, INC.

  During February 1998, the Company repaid $102.4 million of the Notes at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes and incurred expenses related to the repayment of the Notes. The premium paid, the deferred financing fees relating to the Notes and the expenses incurred, aggregated approximately $17.3 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998. The outstanding balance of the Notes was $2.6 million at December 31, 1999.

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

  Interest expense, net for the years ended December 31, 1997, 1998 and 1999 consists of the following:

                                                        1997    1998     1999
                                                       ------- ------- --------
     Interest on borrowings:
       Revolving Credit Facility...................... $ 2,089 $ 2,262 $  3,840
       New Credit Facilities..........................      --      --   32,271
       Senior Notes...................................   2,917  35,409   35,875
       Private Placement Debt.........................   7,325   1,084   32,025
       Senior Subordinated Notes......................   4,851   2,250      253
       Amortization of deferred financings costs and
        other.........................................     635   2,416    3,200
                                                       ------- ------- --------
                                                        17,817  43,421  107,464
     Due to Hearst (See Note 13)......................  16,654     --       --
     Interest rate swap agreements:
       Changes in fair value for agreements with
        optional amounts in excess of outstanding
        borrowings....................................     176     778        3
                                                       ------- ------- --------
         Total interest expense.......................  34,647  44,199  107,467
     Interest income..................................   2,163   4,644      575
                                                       ------- ------- --------
     Total interest expense, net...................... $32,484 $39,555 $106,892
                                                       ======= ======= ========

                         HEARST-ARGYLE TELEVISION, INC.

7. Earnings Per Share

  The following tables set forth a reconciliation between basic EPS and diluted EPS in accordance with SFAS 128. See Note 2.

                                               Year Ended December 31, 1997
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Income before extraordinary item......   $51,138
     Less: Preferred stock dividends.......      (711)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $50,427      44,632       $1.13
     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --           42
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions.............   $50,427      44,674       $1.13
                                              =======      ======       =====
                                               Year Ended December 31, 1998
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Income before extraordinary item......   $59,683
     Less: Preferred stock dividends.......    (1,422)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders       $58,261      53,483       $1.09
     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --          216
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions.............   $58,261      53,699       $1.08
                                              =======      ======       =====
                                               Year Ended December 31, 1999
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------  ---------
                                             (In thousands, except per share
                                                          data)
     Income before extraordinary item......   $35,402
     Less: Preferred stock dividends.......    (1,422)
                                              -------      ------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $33,980      83,189       $0.41
     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --           40
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions.............   $33,980      83,229       $0.41
                                              =======      ======       =====

                        HEARST-ARGYLE TELEVISION, INC.

  The (i) 10,938 shares of Series A Preferred Stock, outstanding at December 31, 1997, 1998 and 1999 and convertible into Series A Common Stock at a conversion price of $35 per share, and (ii) common stock options for 205,615, 224,976 and 2,414,086 shares of Series A Common Stock, outstanding as of December 31, 1997, 1998 and 1999, respectively, were not included in the computation of diluted EPS because the conversion price or exercise price was greater than the average market price of the common shares during the calculation period. The shares for the common stock options are before the application of the treasury stock method.

8. Income Taxes

  The provision for income taxes relating to income before extraordinary item for the years ended December 31, 1997, 1998 and 1999, consists of the following:

                                                        1997    1998     1999
                                                       ------- -------  -------
                                                           (In thousands)
     Current:
       State and local................................ $ 5,924 $ 8,034  $ 1,539
       Federal........................................  11,674  26,537   26,519
                                                       ------- -------  -------
                                                        17,598  34,571   28,058
                                                       ------- -------  -------
     Deferred:
       State and local................................     --     (869)   2,999
       Federal........................................  17,765   9,094    2,254
                                                       ------- -------  -------
                                                        17,765   8,225    5,253
                                                       ------- -------  -------
     Provision for income taxes....................... $35,363 $42,796  $33,311
                                                       ======= =======  =======

  The effective income tax rate for the years ended December 31, 1997, 1998 and 1999 varied from the statutory U.S. Federal income tax rate due to the following:

                                                               1997  1998  1999
                                                               ----  ----  ----
     Statutory U.S. Federal income tax........................ 35.0% 35.0% 35.0%
     State income taxes, net of Federal tax benefit...........  4.5   4.6   4.3
     Other non-deductible business expenses...................  1.4   2.2   9.2
                                                               ----  ----  ----
     Effective income tax rate................................ 40.9% 41.8% 48.5%
                                                               ====  ====  ====

  Deferred income tax liabilities and assets at December 31, 1998 and 1999 consist of the following:

                                                          1998      1999
                                                        --------  --------
                                                           (In thousands)
     Deferred income tax liabilities:
       Accelerated depreciation.......................  $ 10,624  $ 49,809
       Accelerated funding of pension benefit
        obligation....................................     9,585    10,503
       Difference between book and tax basis of
        intangible assets.............................   138,240   725,253
                                                        --------  --------
     Total deferred income tax liabilities............   158,449   785,565
                                                        --------  --------
     Deferred income tax assets:
       Accrued expenses and other.....................     1,871     1,927
       Operating loss carryforwards...................     5,957    12,220
                                                        --------  --------
                                                           7,828    14,147
     Less: Valuation allowance........................    (5,662)  (12,035)
                                                        --------  --------
         Total deferred income tax assets.............     2,166     2,112
                                                        --------  --------
     Net deferred income tax liabilities..............  $156,283  $783,453
                                                        ========  ========

                        HEARST-ARGYLE TELEVISION, INC.

  The Company has net operating loss carryforwards for state income tax purposes of approximately $154.9 million, which expire between 2000 and 2019.

  The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of certain deferred income tax assets. The valuation allowance is maintained in deferred income tax assets for certain unused state net operating loss carryforwards.

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

  As of December 31, 1998, the Company had 200 million shares of authorized common stock, par value $.01 per share, with 100 million shares designated as Series A Common Stock and 100 million shares designated Series B Common Stock. On March 17, 1999, the Company amended and restated the Certificate of Incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million, increasing the Company's total authorized shares of common stock to 300 million. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors,
(i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company's Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company's Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company's Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company's Board of Directors.

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

                        HEARST-ARGYLE TELEVISION, INC.

  During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. During the year ended December 31, 1998, the Company spent approximately $50.7 million to repurchase approximately 1.7 million shares, of Series A Common Stock at an average price of $29.17. During the year ended December 31, 1999, the Company spent approximately $7.5 million to repurchase approximately 0.3 million shares, of Series A Common Stock at an average price of $24.81. Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 15 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. See Note 2.

  In connection with the Pulitzer Merger, the Company issued 37.1 million shares of Series A Common Stock (quoted market value of $26.0625 on March 18,
1999) to Pulitzer shareholders. See Note 3.

  On June 30, 1999 the Company issued to Hearst 3.7 million shares of the Company's Series A Common Stock for $100 million (the "Hearst Issuance"). The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its New Credit Facilities, thereby reducing the Company's overall debt leverage ratio and future interest expense.

10. Preferred Stock

  The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company's Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). Each series of Preferred Stock has 10,938 shares issued and outstanding at December 31, 1997, 1998 and 1999. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly. The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, the product of 1.1 times $35; and, (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year's conversion price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time after June 11, 2001 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

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

                        HEARST-ARGYLE TELEVISION, INC.

  A summary of the status of the Company's Option Plan as of December 31, 1997, 1998 and 1999, and changes for the period from September 1 to December 31, 1997 and for the years ended December 31, 1998 and 1999 is presented below:

                                                                Weighted Average
                                                     Options     Exercise Price
                                                    ----------  ----------------
     Outstanding at September 1, 1997..............  1,341,172       $12.77
      Granted......................................  1,843,215       $26.75
      Exercised....................................    (20,150)      $10.45
      Cancelled.................................... (1,168,247)      $12.35
      Forfeited....................................     (2,250)      $10.00
                                                    ----------       ------
     Outstanding at December 31, 1997..............  1,993,740       $25.85
      Granted......................................    178,190       $27.22
      Exercised....................................    (45,668)      $19.65
      Forfeited....................................    (27,567)      $28.03
                                                    ----------       ------
     Outstanding at December 31, 1998..............  2,098,695       $26.07
      Granted......................................    577,229       $26.48
      Exercised....................................    (44,450)      $23.13
      Forfeited....................................   (135,613)      $26.84
                                                    ----------       ------
     Outstanding at December 31, 1999..............  2,495,861       $26.18
                                                    ==========       ======
     Exercisable at December 31, 1997..............    210,125       $17.89
                                                    ==========       ======
     Exercisable at December 31, 1998..............    693,637       $24.40
                                                    ==========       ======
     Exercisable at December 31, 1999..............    607,353       $24.62
                                                    ==========       ======

The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                 Options Outstanding                      Options Exercisable
 ----------------------------------------------------- --------------------------
                                              Weighted
                   Number    Weighted Average Average    Number       Weighted
   Range of      Outstanding    Remaining     Exercise Exercisable    Average
Exercise Prices  at 12/31/99 Contractual Life  Price   At 12/31/99 Exercise Price
---------------  ----------- ---------------- -------- ----------- --------------
$10.00--
 $17.63              86,375     5.4 years      $11.72     75,075       $11.82
$22.75--
 $25.94             194,375     8.7 years      $25.82     29,000       $24.19
$26.50--
 $29.00           2,193,801     8.0 years      $26.68    503,278       $26.55
$35.25--
 $36.44              21,310     8.5 years      $36.25        --           --
                  ---------                              -------
                  2,495,861                              607,353
                  =========                              =======

  The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        HEARST-ARGYLE TELEVISION, INC.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 1997, 1998 and 1999. The weighted average fair value of options granted was $9.55, $9.55 and $12.48 in 1997, 1998 and 1999, respectively. The following assumptions were used for the period from September 1 to December 31, 1997 and for the years ended December 31, 1998 and 1999:

                                           1997          1998          1999
                                           ----          ----          ----
     Risk-free interest rate..........      5.5%          5.2%          5.3%
     Dividend yield...................      0.0%          0.0%          0.0%
     Volatility factor................     27.0%         30.0%         36.9%
     Expected life.................... 5 and 7 years 5 and 7 years 5 and 7 years

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Additionally, for purposes of this pro forma disclosure, the Company has included the amount of compensation cost, that would have been recognized in accordance with SFAS No. 123, for the discount related to shares purchased under the employee stock purchase plan (see Note 12). The Company's pro forma information is as follows:

                                             1997         1998         1999
                                         ------------ ------------ ------------
                                         (In thousands, except per share data)
     Pro forma net income..............  $     33,862 $     43,014 $     26,317
     Pro forma income applicable to
      common stockholders..............  $     33,151 $     41,592 $     24,895
     Pro forma basic income per common
      share............................  $       0.74 $       0.78 $       0.30
     Pro forma diluted income per
      common share.....................  $       0.74 $       0.77 $       0.30

  The Company has reserved 5.8 million shares of common stock for future issuance's in connection with the Option Plan at December 31, 1999.

12. Stock Purchase Plan

  The Company implemented a non-compensatory employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 82,555 shares for aggregate proceeds of approximately $1.8 million through December 31, 1999.

13. Related Party Transactions

  Prior to September 1, 1997, Hearst provided certain management services to the Company. Such services include data processing, legal, tax, treasury, internal audit, risk management, and other support services. The

                        HEARST-ARGYLE TELEVISION, INC.

Company was allocated expenses for the period January 1 to August 31, 1997 of $1,331,000, related to these services. In addition, Hearst allocated interest expense to the Company which was based on the average balance of divisional equity at an interest rate of 8% per annum. Allocated expenses are based on Hearst's estimate of expenses related to the services provided to the Company in relation to those provided to other divisions or subsidiaries of Hearst. Management believes that these allocations were made on a reasonable basis. However, the allocations are not necessarily indicative of the level of expenses that might have been incurred had the Company contracted directly with third parties. In addition, certain costs (principally salaries, fringe benefits and incentive compensation) were incurred by the Company, paid by Hearst and charged to the Company for the period January 1 to August 31, 1997 in the amount of $5,219,000.

  Subsequent to September 1, 1997, the Company has entered into a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station within 36 months of its acquisition); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local income taxes during the time the Company is part of the consolidated income tax return of Hearst (see Note 2)); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). For the period September 1 to December 31, 1997, and the years ended December 31, 1998, and 1999, the Company recorded revenues of approximately $700,000, $3,273,000,and $4,843,000, respectively, relating to the Management Agreement and expenses of approximately $900,000, $2,144,000, and $3,330,000 respectively, relating to the Services Agreement. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

14. Commitments and Contingencies

  The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 1999, scheduled under contracts for programs available are as follows (in thousands):

       2000............................................................. $56,715
       2001.............................................................   4,764
       2002.............................................................     484
       2003.............................................................      96
       2004.............................................................      42
       Thereafter.......................................................     --
                                                                         -------
                                                                         $62,101
                                                                         =======

                        HEARST-ARGYLE TELEVISION, INC.

  The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 1999, and employment contracts for key employees. Future minimum payments and barter obligations under terms of these agreements as of December 31, 1999 are as follows:

                                    Deduct   Net Operating Barter and Employment
                         Operating Operating     Lease      Program   and Talent
                          Leases   Sublease   Commitments    Rights   Contracts
                         --------- --------- ------------- ---------- ----------
                                             (In thousands)
2000....................  $ 3,910   $  740      $ 3,170     $ 24,246   $45,163
2001....................    3,652      889        2,763       63,002    25,302
2002....................    3,216      704        2,512       42,430    10,435
2003....................    2,932      --         2,932        9,999     3,034
2004....................    3,048      --         3,048        9,162       801
Thereafter..............   15,929      --        15,929        7,415       --
                          -------   ------      -------     --------   -------
                          $32,687   $2,333      $30,354     $156,254   $84,735
                          =======   ======      =======     ========   =======

  Rent expense, net for operating leases was approximately $3,461,000, $4,239,000 and $4,599,000 for the years ended December 31, 1997, 1998 and
1999, respectively.

  From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

15. Incentive Compensation Plans

  Hearst has a long-term incentive compensation plan that covered 13 employees of the Hearst Broadcast Group who were considered by management to be making substantial contributions to the growth and profitability of the Hearst Broadcast Group and Hearst. Grants awarded under this plan cover three-year operating cycles, with cash payouts made after the close of each three-year cycle based upon growth in operating performance. The annual amount charged to expense, which amounted to approximately $2,528,000, for the period January 1 to August 31, 1997, is determined by estimating the aggregate expense for each open three-year cycle; actual cash payouts related to the 1994--1996 cycle (paid in 1997) and to the 1995--1997 cycle (paid in 1998) resulted in disbursements (pretax) of $4,621,437 and $3,315,390, respectively.

  Hearst also has a short-term incentive compensation plan that covered the most senior key executives of the Hearst Broadcast Group who had the most impact on overall corporate policy, and are therefore those executives largely responsible for the growth and profitability of the Hearst Broadcast Group and Hearst's achieving specified financial performance objectives. Annual expense for the Hearst Broadcast Group amounted to approximately $259,000 for the period January 1 to August 31, 1997.

  Effective August 29, 1997, the Company's employees (formerly Hearst Broadcast Group employees) are no longer participants in such plans.

16. Pension and Employee Savings Plans

  Prior to September 1, 1997, the Hearst Broadcast Group had certain non-union employees that were eligible for participation in Hearst's noncontributory defined benefit plan (the "Retirement Plan") and Hearst's nonqualified retirement plan. Hearst also had defined benefit plans for eligible employees covered by collective

                        HEARST-ARGYLE TELEVISION, INC.

bargaining agreements. The costs of this plan were generally accrued and paid in accordance with the related agreements. These plans are collectively referred to as the "Pension Plans". In addition, the Hearst Broadcast Group contributed to a multiemployer union pension plan, for which no information for each contributing employer is available. The Hearst Broadcast Group's pension costs for these plans were allocated to the Company through divisional equity. The cost for such plans were approximately $1,583,000 for the period January 1 to August 31, 1997.

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

  On January 1, 1999, the Company adopted the final plan design of a supplemental retirement plan. In previous years, the Company has recorded estimated expenses for potential liabilities based on a proposed plan design. The disclosure presentation below includes the actual liabilities and expense based on the final plan design. The actual liabilities and expenses are not materially different from recorded estimated expenses for potential liabilities and are not expected to have a material effect on the consolidated financial statements of the Company.

  On March 18, 1999, the Company assumed liabilities for the retirement benefits of the transferring Pulitzer Broadcasting Company employees from the Pulitzer Merger (see Note 3). Immediately following the Pulitzer Merger, the Company began to provide the Retirement Plan to the Pulitzer Broadcasting Company non-union employees. Eligible transferring union employees began participation in a new defined benefit plan. As a result of the Pulitzer Merger, the Company remeasured the 1999 pension expense for the Retirement Plan using a 7.25% discount rate for the period March 19 to December 31, 1999. For the period January 1 to March 18, 1999, the 1999 pension expense was calculated based on a 6.75% discount rate.

  The plans described above are collectively referred to as the "Hearst-Argyle Pension Plans".

  Benefits under the Hearst-Argyle Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive year's compensation. The cost of the Hearst-Argyle Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees.

  The net pension benefit for the Hearst-Argyle Pension Plans and for the period from September 1 to December 31, 1997 and the years ended December 31, 1998 and 1999 in which the Company's employees participate are as follows:

                                                        Pension Benefits
                                                     -------------------------
                                                      1997     1998     1999
                                                      ----     ----     ----
                                                         (In thousands)
     Service cost..................................  $   679  $ 3,141  $ 4,852
     Interest cost.................................      830    2,644    3,933
     Expected return on plan assets................   (1,937)  (6,455)  (8,352)
     Amortization of prior service cost............       71      213      442
     Amortization of transitional asset............      (38)    (113)    (113)
     Recognized actuarial gain.....................     (183)    (432)    (673)
                                                     -------  -------  -------
       Net periodic (benefit)/cost.................     (578)  (1,002)      89
     Curtailment gain recognized...................      --       --      (155)
                                                     -------  -------  -------
       Net pension benefit.........................  $  (578) $(1,002) $   (66)
                                                     =======  =======  =======

                        HEARST-ARGYLE TELEVISION, INC.

  The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status at December 31, 1998 and 1999:

                                                              Pension Benefits
                                                              -----------------
                                                               1998      1999
                                                               ----      ----
                                                               (In thousands)
     Change in benefit obligation:
       Benefit obligation at beginning of year............... $38,571  $ 44,933
         Service cost........................................   3,141     4,852
         Interest cost.......................................   2,644     3,933
         Participant contributions...........................      13        12
         Plan amendments.....................................      --     2,581
         Acquisitions/divestitures...........................       8    15,757
         Benefits paid.......................................    (853)   (1,373)
         Curtailment gain....................................      --      (389)
         Actuarial (gain)/loss...............................   1,409   (15,487)
                                                              -------  --------
       Benefit obligation at end of year.....................  44,933    54,819

     Change in plan assets:
       Fair value of plan assets at beginning of year......... 72,551    81,294
         Actual return on plan assets, net....................  8,651    17,286
         Acquisitions/divestitures............................      3    15,641
         Employer contributions...............................    927     1,254
         Participant contributions............................     13        12
         Benefits paid........................................   (853)   (1,373)
                                                               ------  --------
       Fair value of plan assets end of year.................. 81,292   114,114

     Reconciliation of funded status:
       Funded status.......................................  $36,359  $ 59,295
       Unrecognized actuarial gain.........................   (9,976)  (34,381)
       Unrecognized transition asset.......................     (653)     (540)
       Unrecognized prior service cost.....................    2,140     4,044
                                                             -------  --------
         Net amount recognized at end of year..............  $27,870  $ 28,418
                                                             =======  ========
     Amounts recognized in the statement of financial
      position:
       Other assets........................................  $28,827  $ 32,798
       Other liabilities...................................     (957)   (4,380)
                                                             -------  --------
         Net amount recognized at end of year..............  $27,870  $ 28,418
                                                             =======  ========
     Additional year-end information for pension plans with
      accumulated benefit obligations in excess of plan
      assets:
       Projected benefit obligation........................  $ 3,473  $  6,353
       Accumulated benefit obligation......................  $   738  $  2,970
       Fair value of plan assets...........................  $   421  $  1,101

                        HEARST-ARGYLE TELEVISION, INC.

  The weighted-average assumptions used for computing the projected benefit obligation at December 31, 1998 and 1999 are as follows:

                                                             Pension Benefits
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
     Discount rate..........................................     6.75%     8.25%
     Expected long-term rate of return on plan assets.......     9.00      9.00
     Rate of compensation increase..........................     5.50      5.50

  The Hearst-Argyle Pension Plans' assets consist primarily of stocks, bonds and cash equivalents.

  The Company's contributions to the multiemployer union pension plan for the period from September 1 to December 31, 1997 and the years ended December 31, 1998 and 1999 were approximately $150,000, $466,000 and $470,000, respectively.

  The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to a 401(k) savings plan. The Company matches one-half of the employee contribution up to 6% of the employee's compensation. The Company contributions to this plan for the years ended December 31, 1997, 1998 and 1999 were approximately $807,000, $1,185,000 and
$2,182,000, respectively.

17. Fair Value of Financial Instruments

  The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

                                            December 31, 1998 December 31, 1999
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- --------
     Revolving Credit Facility............. $    --  $    --  $    --  $    --
     New Credit Facilities.................      --       --   611,000  649,401
     Senior Subordinated Notes.............    2,596    2,939    2,596    2,737
     Senior Notes..........................  500,000  516,842  500,000  468,356
     Private Placement Debt................  340,000  350,531  450,000  451,998
     Interest rate swaps...................      321      321      --       --

  The fair values of the Senior Subordinated Notes and the Senior Notes were determined based on the quoted market prices. The fair values of the New Credit Facilities, Private Placement Debt and the interest rate swap agreements were determined using discounted cash flow models.

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

                        HEARST-ARGYLE TELEVISION, INC.

18. Quarterly Information (unaudited)

                            1st Quarter        2nd Quarter      3rd Quarter       4th Quarter
                          ----------------- ----------------- ---------------- -----------------
                           1998      1999     1998     1999    1998     1999     1998     1999
                           ----      ----     ----     ----    ----     ----     ----     ----
                                          (In thousands, except per share data)
Total revenues..........  $87,252  $113,424 $109,713 $186,054 $95,045 $166,731 $115,303 $195,177
Station operating
 income.................   25,146    28,426   48,561   58,834  32,003   39,670   48,959   65,988
Income before
 extraordinary item.....    5,835     2,829   21,262   13,481  10,905    3,337   21,681   15,755
Net income (loss) (a)...   (4,134)    2,829   20,454   10,389  10,856    3,337   21,681   15,755
Income (loss) applicable
 to common
 stockholders (b).......   (4,490)    2,473   20,099   10,034  10,501    2,982   21,325   15,399
Income (loss) per common
 share--basic: (c)
Income before
 extraordinary item.....  $  0.10  $   0.04 $   0.39 $   0.15 $  0.20 $   0.03 $   0.40 $   0.17
Net income (loss).......  $ (0.09) $   0.04 $   0.37 $   0.11 $  0.20 $   0.03 $   0.40 $   0.17
Number of common shares
 used in the
 calculation               53,833    57,419   53,798   89,197  53,409   92,883   52,904   92,758
Income (loss) per common
 share--diluted: (c)
Income before
 extraordinary item.....  $  0.10  $   0.04 $   0.39 $   0.15 $  0.20 $   0.03 $   0.40 $   0.17
Net income (loss).......  $ (0.08) $   0.04 $   0.37 $   0.11 $  0.20 $   0.03 $   0.40 $   0.17
Number of common shares
 used in the
 calculation............   54,043    57,517   54,095   89,229  53,690   92,910   52,978   92,783

--------
(a) Net income (loss) for the each of the first, second and third quarters of 1998 and the second quarter of 1999 includes an extraordinary item representing the write-off of unamortized financing costs and premiums paid upon early extinguishment of Hearst-Argyle Television, Inc. debt. See
    Note 6.
(b) Net income (loss) applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(c) Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

19. Subsequent Events

  On January 31, 2000 the Company exercised its fixed-price option to acquire KQCA-TV for $850,000. The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement, which was acquired as part of the Kelly Transaction.

  On February 25, 2000, the Company invested an additional $8 million of cash in Geocast in return for an additional equity interest in Geocast. See Note 3. This investment will continue to be accounted for under the cost method. See
Note 2.

  On March 22, 2000, the Company invested $25 million in Consumer Financial Network, Inc. ("CFN") for an equity interest in CFN.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 is set forth under the headings "Executive Officers of the Company" and "Directors Election Proposal" in the Company's Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 is set forth under the heading "Executive Compensation and Other Matters" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is set forth under the heading "Principal Stockholders" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference.

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

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                         HEARST-ARGYLE TELEVISION, INC.

                                          Additions  Deductions
                                          ---------- -----------
                               Balance at
                               Beginning  Charged to                 Balance at
                                   of     Costs and  Deductions        End of
         Description             Period    Expenses   Describe         Period
         -----------           ---------- ---------- -----------     ----------
Year Ended December 31, 1997:
  Allowance for uncollectable
   accounts................... $1,693,000 $1,316,000 $  (805,000)(1) $2,204,000
Year Ended December 31, 1998:
  Allowance for uncollectable
   accounts................... $2,204,000 $1,119,000 $(1,297,000)(1) $2,026,000
Year Ended December 31, 1999:
  Allowance for uncollectable
   accounts................... $2,026,000 $2,820,000 $(1,984,000)(1) $2,862,000

--------
(1)  Net write-off of accounts receivable.

    (3) The following exhibits are filed as a part of this report:

   Exhibit
     No.                              Description
   -------                            -----------
   10.31   Employment Agreement, dated as of January 1, 1999, between the
           Company and David J. Barrett.
   10.32   Employment Agreement, dated as of January 1, 1999, between the
           Company and Anthony J. Vinciquerra.
   10.33   Employment Agreement, dated as of February 15, 1999, between the
           Company and Terry Mackin.
   10.34   Employment Agreement, dated as of January 1, 1999, between the
           Company and Philip Stolz.
   21.1    List of Subsidiaries of the Company.
   23.1    Consent of Deloitte & Touche LLP.
   24.1    Powers of Attorney (contained on signature page hereto).
   27.1    Financial Data Schedule.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 1999.

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

 3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-4 (File No. 333-72207)).

 3.3     Amendment No. 1 to the Amended and Restated Certificate of
         Incorporation of the Company (incorporated by reference to Exhibit 3.3 for the Company's 10-K for the fiscal year ended December 31, 1998).

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

 Exhibit
   No.                                 Description
 -------                               -----------
 4.8     Global Note representing $125,000,000 of 7% Senior Notes Due November
         15, 2007 (incorporated by reference to Exhibit 4.3 of the Company's
         Current Report on Form 8-K dated November 13, 1997).

 4.9     Global Note representing $175,000,000 of 7% Debentures Due November
         15, 2027 (incorporated by reference to Exhibit 4.4 of the Company's
         Current Report on Form 8-K dated January 13, 1998).

 4.10 Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.3 of the Company's Current
         Report on Form 8-K dated January 13, 1998).

 4.11    Specimen of the stock certificate for the Company's Series A Common
         Stock, $.01 par value per share (incorporated by reference to Exhibit
         4.11 of the Company's 10-K for the fiscal year ended December 31,
         1998).

 4.12    Form of Registration Rights Agreement among the Company and the
         Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

 4.13 Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File No. 333-
         72207)).

 10.1    Amended and Restated Employment Agreement of Harry T. Hawks
         (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration
         Statement on Form S-1 (File No. 33-96029)).

 10.2    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).

 10.3    Affiliation Agreement among Multimedia, Inc., Multimedia
         Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
         Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).

 10.4    Affiliation Agreement between combined Communications Corporation of
         Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
         Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).

 10.5    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and
         ABC, dated November 4, 1994 and Satellite Television Affiliation
         Agreements, dated November 9, 1994 (incorporated by reference to
         Exhibit 10.5(d) of the Company's Registration Statement on Form S-1
         (File No. 33-96029)).

 10.6    Form of Affiliation Agreement between Jackson Argyle Television, Inc.
         (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

 10.7    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and
         KHOG) and ABC (incorporated by reference to the Company's Current
         Report on Form 8-K dated June 11, 1996).

 10.8 Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended September 30, 1997).

 10.9 Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30,
         1997).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.10   Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30,
         1997).

 10.11 Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report for the quarter ended September 30, 1997).

 10.12   Television Affiliation Agreement for Television Broadcasting Station
         WBAL-TV, dated January 2, 1995, by and between National Broadcasting
         Company, Inc. and The Hearst Corporation (incorporated by reference to
         Exhibit 10.5 of the Company's Quarterly Report for the quarter ended
         September 30, 1997).

 10.13   Amendment to the Television Affiliation Agreement for Television
         Broadcasting Station WBAL-TV, dated January 2, 1995, by and between
         National Broadcasting Company, Inc. and The Hearst Corporation
         (incorporated by reference to Exhibit 10.6 of the Company's Quarterly
         Report for the quarter ended September 30, 1997).

 10.14 Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December 31, 1996).

 10.15 Employment Agreement, dated as of August 12, 1997, between the Company and Bob Marbut (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 17, 1997).

 10.16   Management Services Agreement, dated as of August 29, 1997, between
         The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17,
         1997).

 10.17   Option Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed October 17, 1997).

 10.18   Studio Lease Agreement, dated as of August 29, 1997, between The
         Hearst Corporation and the Company (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed October
         17, 1997).

 10.19   Services Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed October 17, 1997).

 10.20   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License
         Company and STC Broadcasting of Vermont Subsidiary, Inc., dated
         February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).

 10.21   Guaranty, given as of February 18, 1998 by the Company to STC
         Broadcasting of Vermont, Inc., STC License Company and STC
         Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to
         Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending
         December 31, 1997).

 10.22 Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer,
         Michael E. Pulitzer and David E. Moore (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 26,
         1998).

 10.23   Affiliation Agreement between Smith Television of Salinas Monterey
         License, L.P. (re: KSBW) and the National Broadcasting Company, Inc., dated March 20, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended June 30, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.24   Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).

 10.25   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WPTZ) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).

 10.26   Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).

 10.27   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WNNE) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.5 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).

 10.28   Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.34 of the Company's 10-K for the fiscal year ended December 31,
         1998).

 10.29   Form of 364-Day Credit Agreement, dated as of April 12, 1999, between
         Hearst-Argyle Television, Inc., the Lenders Party Thereto, The Chase
         Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report for the quarter ended
         March 31, 1999).

 10.30 Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders Party Thereto, The
         Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The
         Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended March 31, 1999).

 10.31 Employment Agreement, dated as of January 1, 1999, between the Company and David J. Barrett.

 10.32 Employment Agreement, dated as of January 1, 1999, between the Company and Anthony J. Vinciquerra.

 10.33   Employment Agreement, dated as of February 15, 1999, between the
         Company and Terry Mackin.

 10.34 Employment Agreement, dated as of January 1, 1999, between the Company and Philip Stolz.

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

                                          HEARST-ARGYLE TELEVISION, INC.

                                          By: /s/ Harry T. Hawks
                                             ----------------------------------
                                             Name:Harry T. Hawks
                                             Title:Executive Vice President
                                             and Chief
                                             Financial Officer

                                          Dated: March 30, 2000

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Hearst-Argyle Television, Inc. hereby constitutes and appoints Bob Marbut, David J. Barrett and Harry T. Hawks, or any of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 30, 2000.

                 Signature                            Title                  Date
                 ---------                            -----                  ----

              /s/ Bob Marbut                Co-Chief Executive Officer  March 30, 2000
___________________________________________  and Chairman of the Board
                Bob Marbut                   (Principal Executive
                                             Officer)

           /s/ David J. Barrett             President, Co-Chief         March 30, 2000
___________________________________________  Executive Officer and
             David J. Barrett                Director (Principal
                                             Executive Officer)

            /s/ Harry T. Hawks              Executive Vice President    March 30, 2000
___________________________________________  and Chief Financial
              Harry T. Hawks                 Officer (Principal
                                             Financial and Accounting
                                             Officer)

         /s/ Frank A. Bennack, Jr.          Director                    March 30, 2000
___________________________________________
           Frank A. Bennack, Jr.


                 Signature                            Title                  Date
                 ---------                            -----                  ----

           /s/ John G. Conomikes            Director                    March 30, 2000
___________________________________________
             John G. Conomikes

                                            Director                    March 30, 2000
___________________________________________
               Ken J. Elkins

            /s/ Victor F. Ganzi             Director                    March 30, 2000
___________________________________________
              Victor F. Ganzi

           /s/ George R. Hearst             Director                    March 30, 2000
___________________________________________
             George R. Hearst

         /s/ William R. Hearst III          Director                    March 30, 2000
___________________________________________
           William R. Hearst III

           /s/ Gilbert C. Maurer            Director                    March 30, 2000
___________________________________________
             Gilbert C. Maurer

          /s/ Michael E. Pulitzer           Director                    March 30, 2000
___________________________________________
            Michael E. Pulitzer

             /s/ David Pulver               Director                    March 30, 2000
___________________________________________
               David Pulver

           /s/ Virginia H. Randt            Director                    March 30, 2000
___________________________________________
             Virginia H. Randt

         /s/ Caroline L. Williams           Director                    March 30, 2000
___________________________________________
           Caroline L. Williams


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

  3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-4 (File No. 333-72207)).

  3.3    Amendment No. 1 to the Amended and Restated Certificate of
         Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Form 10-K for the fiscal year ended December 31,
         1998).

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

  4.9    Global Note representing $175,000,000 of 7% Debentures Due November
         15, 2027 (incorporated by reference to Exhibit 4.4 of the Company's
         Current Report on Form 8-K dated January 13, 1998).

 Exhibit
 No.                                   Description
 -------                               -----------
  4.10   Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee
         (incorporated by reference to Exhibit 4.3 of the Company's Current
         Report on Form 8-K dated January 13, 1998).

  4.11   Specimen of the stock certificate for the Company's Series A Common
         Stock, $.01 par value per share (incorporated by reference to Exhibit
         4.11 of the Company's Form 10-K for the fiscal year ended December 31,
         1998).

  4.12   Form of Registration Rights Agreement among the Company and the
         Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Registration Statement on Form S-4 (File No. 333-32487)).

  4.13 Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File No. 333-
         72207)).


 10.1    Amended and Restated Employment Agreement of Harry T. Hawks
         (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration
         Statement on Form S-1 (File No. 33-96029)).

 10.2    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).

 10.3    Affiliation Agreement among Multimedia, Inc., Multimedia
         Entertainment, Inc. (re: WLWT) and NBC (incorporated by reference to
         Exhibit 10.8(a) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).

 10.4    Affiliation Agreement between combined Communications Corporation of
         Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to
         Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending
         December 31, 1996).

 10.5    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and
         ABC, dated November 4, 1994 and Satellite Television Affiliation
         Agreements, dated November 9, 1994 (incorporated by reference to
         Exhibit 10.5(d) of the Company's Registration Statement on Form S-1
         (File No. 33-96029)).

 10.6    Form of Affiliation Agreement between Jackson Argyle Television, Inc.
         (re: WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's Registration Statement on Form S-1 (File No. 33-96029)).

 10.7    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and
         KHOG) and ABC (incorporated by reference to the Company's Current
         Report on Form 8-K dated June 11, 1996).

 10.8 Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended September 30, 1997).

 10.9 Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30,
         1997).

 10.10 Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and
         The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30,
         1997).

 10.11 Primary Television Affiliation Agreement for television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The
         Hearst Corporation (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report for the quarter ended September 30, 1997).

 Exhibit
   No.                                 Description
 -------                               -----------
 10.12   Television Affiliation Agreement for Television Broadcasting Station
         WBAL-TV, dated January 2, 1995, by and between National Broadcasting
         Company, Inc. and The Hearst Corporation (incorporated by reference to
         Exhibit 10.5 of the Company's Quarterly Report for the quarter ended
         September 30, 1997).

 10.13   Amendment to the Television Affiliation Agreement for Television
         Broadcasting Station WBAL-TV, dated January 2, 1995, by and between
         National Broadcasting Company, Inc. and The Hearst Corporation
         (incorporated by reference to Exhibit 10.6 of the Company's Quarterly
         Report for the quarter ended September 30, 1997).

 10.14 Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December 31, 1996).

 10.15 Employment Agreement, dated as of August 12, 1997, between the Company and Bob Marbut (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed October 17, 1997).

 10.16   Management Services Agreement, dated as of August 29, 1997, between
         The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17,
         1997).

 10.17   Option Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed October 17, 1997).

 10.18   Studio Lease Agreement, dated as of August 29, 1997, between The
         Hearst Corporation and the Company (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K filed October
         17, 1997).

 10.19   Services Agreement, dated as of August 29, 1997, between The Hearst
         Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K filed October 17, 1997).

 10.20   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License
         Company and STC Broadcasting of Vermont Subsidiary, Inc., dated
         February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
         Company's Form 10-K for the fiscal year ending December 31, 1997).

 10.21   Guaranty, given as of February 18, 1998 by the Company to STC
         Broadcasting of Vermont, Inc., STC License Company and STC
         Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to
         Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending
         December 31, 1997).

 10.22 Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer,
         Michael E. Pulitzer and David E. Moore (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K dated May 26,
         1998).

 10.23   Affiliation Agreement between Smith Television of Salinas Monterey
         License, L.P. (re: KSBW) and the National Broadcasting Company, Inc., dated March 20, 1996 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended June 30, 1998).

 10.24   Affiliation Agreement between Heritage Media Corp. (re: WPTZ) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).

 10.25   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WPTZ) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).

 10.26   Affiliation Agreement between Heritage Media Corp. (re: WNNE) and the
         National Broadcasting Company, Inc., dated August 28, 1995
         (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
         Report for the quarter ended June 30, 1998).

 Exhibit
   No.                                 Description
 -------                               -----------

 10.27   Amendment to Affiliation Agreement between Heritage Media Corp. (re:
         WNNE) and the National Broadcasting Company, Inc., dated January 1,
         1996 (incorporated by reference to Exhibit 10.5 of the Company's
         Quarterly Report for the quarter ended June 30, 1998).

 10.28   Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.34 of the Company's 10-K for the fiscal year ended December 31,
         1998).

 10.29   Form of 364-Day Credit Agreement, dated as of April 12, 1999, between
         Hearst-Argyle Television, Inc., the Lenders Party Thereto, The Chase
         Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to
         Exhibit 10.1 of the Company's Quarterly Report for the quarter ended
         March 31, 1999).

 10.30 Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders Party Thereto, The
         Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The
         Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended March 31, 1999).

 10.31 Employment Agreement, dated as of January 1, 1999, between the Company and David J. Barrett.

 10.32 Employment Agreement, dated as of January 1, 1999, between the Company and Anthony J. Vinciquerra.

 10.33   Employment Agreement, dated as of February 15, 1999, between the
         Company and Terry Mackin.

 10.34 Employment Agreement, dated as of January 1, 1999, between the Company and Philip Stolz.

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