Form 10-Q
period 2000-03-31
HEARST ARGYLE TELEVISION INC
filed 2000-05-12
CIK 949536

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March  31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to

                        Commission File Number:  0-27000

                         HEARST-ARGYLE TELEVISION, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                           74-2717523
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                       Identification Number)

888 SEVENTH AVENUE                                             (212) 887-6800
NEW YORK, NY  10106                           (Registrant's telephone number,
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

As of May 10, 2000, the Registrant had 92,791,090 shares of common stock outstanding. Consisting of 51,492,442 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     Index


                                                                                                                   Page No.
Part I          Financial Information

      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 (unaudited).....   1
                Condensed Consolidated Statements of Income for the Three Months Ended
                March 31, 1999 and 2000 (unaudited)..............................................................   3
                Condensed Consolidated Statements of Cash Flows for the Three Months Ended
                March 31, 1999 and 2000 (unaudited)..............................................................   4
                Notes to Condensed Consolidated Financial Statements.............................................   6

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations............   9

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......................................  11


Part II         Other Information

      Item 6.   Exhibits and reports on Form 8-K.................................................................  11


Signatures      .................................................................................................  12


Part I  Financial Information

     Item 1.  Financial Statements
     -------  --------------------


                         HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets

                                                         December 31, 1999             March 31, 2000
                                                                                        (Unaudited)
                                                         --------------------------------------------
                                                                           (In thousands)
Assets
Current assets:
  Cash and cash equivalents                                  $    5,632                  $    5,981
  Accounts receivable, net                                      159,395                     135,289
  Program and barter rights                                      56,393                      37,611
  Deferred income taxes                                           3,905                       3,905
  Related party receivable                                            -                          47
  Other                                                          11,809                       8,095
                                                             ----------                  ----------
Total current assets                                            237,134                     190,928
                                                             ----------                  ----------
Property, plant and equipment, net                              342,664                     344,957
                                                             ----------                  ----------
Intangible assets, net                                        3,230,842                   3,209,510
                                                             ----------                  ----------
Other assets:
  Deferred acquisition and financing costs, net                  30,836                      29,592
  Investments                                                    29,938                      62,115
  Program and barter rights, noncurrent                           5,072                       3,928
  Other                                                          36,741                      36,821
                                                             ----------                  ----------
Total other assets                                              102,587                     132,456
                                                             ----------                  ----------
Total assets                                                 $3,913,227                  $3,877,851
                                                             ==========                  ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                                         December 31, 1999             March 31, 2000
                                                                                        (Unaudited)
                                                         --------------------------------------------
                                                                           (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                        $   16,289                   $   15,736
   Accrued liabilities                                         39,649                       51,138
   Program and barter rights payable                           56,715                       38,262
   Related party payable                                        9,343                            -
   Other                                                        1,669                          943
                                                           ----------                   ----------
Total current liabilities                                     123,665                      106,079
                                                           ----------                   ----------

Program and barter rights payable, noncurrent                   5,386                        4,026
Long-term debt                                              1,563,596                    1,542,596
Deferred income taxes                                         787,358                      787,535
Other liabilities                                              16,431                       15,833
                                                           ----------                   ----------
Total noncurrent liabilities                                2,372,771                    2,349,990
                                                           ----------                   ----------

Stockholders' equity:
  Series A preferred stock                                          1                            1
  Series B preferred stock                                          1                            1
  Series A common stock                                           535                          535
  Series B common stock                                           413                          413
  Additional paid-in capital                                1,271,666                    1,272,457
  Retained earnings                                           202,285                      206,485
  Treasury stock, at cost                                     (58,110)                     (58,110)
                                                           ----------                   ----------
Total stockholders' equity                                  1,416,791                    1,421,782
                                                           ----------                   ----------

Total liabilities and stockholders' equity                 $3,913,227                   $3,877,851
                                                           ==========                   ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         1999                  2000
                                                                     -------------------------------------
                                                                     (In thousands, except per share data)
Total revenues                                                         $113,424              $169,930

Station operating expenses                                               55,902                81,073
Amortization of program rights                                           12,827                15,019
Depreciation and amortization                                            16,269                31,508
                                                                       --------              --------
Station operating income                                                 28,426                42,330

Corporate general and administrative expenses                             4,017                 4,035
                                                                       --------              --------
Operating income                                                         24,409                38,295

Interest expense, net                                                    19,216                28,966
Equity in loss of affiliate                                                   -                   907
                                                                       --------              --------
Income before income taxes                                                5,193                 8,422

Income taxes                                                              2,364                 3,866
                                                                       --------              --------
Net income                                                                2,829                 4,556

Less preferred stock dividends                                             (356)                 (356)
                                                                       --------              --------
Income applicable to common stockholders                               $  2,473              $  4,200
                                                                       ========              ========

Income per common share - basic:                                          $0.04                 $0.05
                                                                       ========              ========

Number of common shares used in the calculation                          57,419                92,768
                                                                       ========              ========

Income per common share - diluted:                                        $0.04                 $0.05
                                                                       ========              ========

Number of common shares used in the calculation                          57,528                92,790
                                                                       ========              ========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         1999                  2000
                                                                      ---------------------------------
                                                                                (In thousands)
Operating Activities
Net income                                                             $     2,829          $   4,556
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of intangible assets                                         10,307             21,683
  Amortization of program rights                                            12,827             15,019
  Program payments                                                         (12,551)           (14,905)
  Depreciation                                                               5,962              9,825
  Equity in loss of affiliate                                                    -                907
  Amortization of deferred financing costs                                     641                862
  Provision for doubtful accounts                                              220                478
  Fair value adjustments of interest rate protection agreements               (321)                 -
  Changes in operating assets and liabilities, net                          25,058             26,434
                                                                       -----------          ---------
Net cash provided by operating activities                                   44,972             64,859
                                                                       -----------          ---------
Investing Activities
Acquisition of Pulitzer Broadcasting Company                              (710,225)                 -
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.          (527,977)                 -
Investment in Consumer Financial Network, Inc.                                   -            (25,000)
Investment in Geocast Network Systems, Inc.                                      -             (8,000)
Other investing activities                                                       -                (89)
Purchases of property, plant, and equipment:
    Maintenance                                                             (4,266)            (8,403)
    Special projects/buildings/towers                                       (4,234)            (1,630)
    Digital                                                                 (2,085)              (823)
                                                                       -----------          ---------
Net cash used in investing activities                                   (1,248,787)           (43,945)
                                                                       -----------          ---------
Financing Activities
New Credit Facilities:
     Proceeds from issuance of long-term debt                                    -            101,000
     Repayment of long-term debt                                                 -           (122,000)
Revolving Credit Facility:
     Proceeds from issuance of long-term debt                              912,000                  -
     Repayment of long-term debt                                          (187,000)                 -
Issuance of Private Placement Debt                                         110,000                  -
Financing costs and other                                                   (2,262)                 -
Dividends paid on preferred stock                                             (356)              (356)
Series A Common Stock repurchases                                           (3,519)                 -
Proceeds from employee stock purchase plan                                       -                691
Exercise of stock options                                                      504                100
                                                                       -----------          ---------
Net cash provided by (used in) financing activities                        829,367            (20,565)
                                                                       -----------          ---------
(Decrease) increase in cash and cash equivalents                          (374,448)               349
Cash and cash equivalents at beginning of period                           380,980              5,632
                                                                       -----------          ---------
Cash and cash equivalents at end of period                             $     6,532          $   5,981
                                                                       ===========          =========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                                         Three Months Ended March 31,
                                                                         1999                  2000
                                                                      ---------------------------------
                                                                                (In thousands)
Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:
Pulitzer Merger
    Fair market value of assets acquired                                 $2,325,740
    Fair market value of liabilities assumed                               (648,680)
    Issuance of Series A Common Stock                                      (966,835)
                                                                         ----------
    Net cash paid for acquisition                                        $  710,225
                                                                         ==========

Kelly Transaction
    Fair market value of assets acquired                                 $  546,300
    Fair market value of liabilities assumed                                (18,323)
                                                                         ----------
    Net cash paid for acquisition                                        $  527,977
                                                                         ==========

Non-cash investing activity:
    Acquisition of Channel 58, Inc.                                                          $   891
                                                                                             =======

Cash paid during the period for interest                                 $    8,940          $18,926
                                                                         ==========          =======

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 2000


1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for a full year.

2.  Acquisitions and Investments

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued 37.1 million shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders (the "Pulitzer Issuance") and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Revolving Credit Facility (the "Financing"), and paid $5 million for the interest in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment, which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $1.7 billion has been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses.

On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement, which was acquired as part of the acquisition of Kelly Broadcasting Co. on January 5, 1999. The KQCA Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $891,000 has been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license.

The unaudited pro forma results of operations include (i) the historical results of the Company's 22 owned television stations (which excludes KQCA), five owned radio stations, (ii) fees from the three television and two radio stations managed by the Company (see Note 4), and (iii) the time brokerage agreement for KQCA from January 1, 1999 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to March 31, 2000, adjusted to reflect the Pulitzer Merger, the Pulitzer Issuance, the Financing and the issuance of 3.7 million shares of Series A Common Stock to The Hearst Corporation ("Hearst") for $100 million, as if the acquisition, the related financing and the equity issuances had occurred as of January 1, 1999, as follows:

                                                                                           Three Months Ended March 31,
                                                                                            1999                  2000
                                                                                       -------------------------------------
                                                                                                     (unaudited)
                                                                                       (In thousands, except per share data)
Total revenues                                                                            $158,052              $169,930
Net income (loss)                                                                         $   (405)             $  4,556
Income (loss) applicable to common stockholders                                           $   (761)             $  4,200
Income (loss) per common share - basic and diluted                                        $  (0.01)             $   0.05
Pro forma number of shares used in calculations  -  basic                                   92,844                92,768
                                                 -  diluted                                 92,844                92,790

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 2000

2.  Acquisitions and Investments (continued)

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

On February 25, 2000, the Company invested an additional $8 million of cash for a total investment of $10 million, in Geocast Network Systems, Inc. ("Geocast") in return for an additional equity interest in Geocast. Geocast will use a portion of the Company's stations' digital broadcast spectrum as part of a new digital network infrastructure to deliver a program service, which includes the local stations' content and other national content and services, to personal computer users. As this total investment represents less than a 10% interest in Geocast, the investment is accounted for using the cost method.

On March 22, 2000, the Company invested $25 million in Consumer Financial Network, Inc. ("CFN") for an equity interest in CFN. CFN is an online provider of consumer financial information and services. As this investment represents less than a 10% interest in CFN, the investment is accounted for using the cost method.

3. Long-Term Debt

   Long-term debt consists of the following:

                                             December 31,            March 31,
                                                  1999                  2000
                                            ----------------------------------
                                                                    (unaudited)
                                                        (In thousands)
   New Credit Facilities                      $  611,000            $  590,000
   Senior Notes                                  500,000               500,000
   Private Placement Debt                        450,000               450,000
   Senior Subordinated Notes                       2,596                 2,596
                                              ----------            ----------
    Total long-term debt                      $1,563,596            $1,542,596
                                              ==========            ==========


4.   Related Party Transactions

The Company recorded revenues of approximately $875,000 and $935,000 relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $765,000 and $892,000 relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three months ended March 31, 1999 and 2000, respectively. The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 2000



5.  Subsequent Events

Credit Facilities

The Company's 364-Day Credit Agreement dated April 12, 1999 for $250 million expired on April 10, 2000. The $1 billion credit facility with The Chase Manhattan Bank, which has an outstanding balance of $590 million at March 31, 2000, will mature on April 12, 2004.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         --------------


Results of Operations

On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company ("Pulitzer") and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of Series A Common Stock to Pulitzer shareholders (the "Pulitzer Issuance"). Additionally, in connection with the Pulitzer Merger, the Company drew-down $725 million from the Revolving Credit Facility (the "Financing"). See Note 2 of the notes to the condensed consolidated financial statements.

On June 30, 1999, the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to The Hearst Corporation ("Hearst") for $100 million (the "Hearst Issuance").

On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California) for $850,000 (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement, which was acquired as part of the acquisition of Kelly Broadcasting Co. on January 5, 1999.

Results of operations for the three months ended March 31, 2000 include: (i) the Company's 22 owned television stations (which excludes KQCA), five owned radio stations and fees from the three television and two radio stations managed by the Company (see Note 4 of the notes to the condensed consolidated financial statements) for the entire period; and, (ii) the time-brokerage agreement for KQCA from January 1 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to March 31, 2000. Results of operations for the three months ended March 31, 1999 include: (i) WCVB, WTAE, WBAL, KMBC, WISN, WLWT, KOCO, KITV, WAPT, KHBS/KHOG, KSBW, WPTZ/WNNE and KCRA, fees from the stations managed by the Company and the time-brokerage agreement for KQCA for the entire period; and, (ii) nine television stations and five radio stations acquired in the Pulitzer Merger from March 19 to March 31, 1999.

The following discussion of results of operations does not include the pro forma effects of the Pulitzer Merger and the related Pulitzer Issuance and Financing or the Hearst Issuance.


Three Months Ended March 31, 2000
Compared to Three Months Ended March 31, 1999

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended March 31, 2000 were $169.9 million, as compared to $113.4 million in the three months ended March 31, 1999, an increase of $56.5 million or 49.8%. The increase was primarily attributable to (i) the Pulitzer Merger which added $46 million to 2000 total revenues, (ii) an increase in political advertising revenues of the non-Pulitzer stations of $6.3 million during 2000, and (iii) an increase in advertising revenues resulting from the carriage of the Superbowl on the Company's ten owned American Broadcasting Companies (ABC) affiliates.

Station operating expenses. Station operating expenses in the three months ended March 31, 2000 were $81.1 million, as compared to $55.9 million in the three months ended March 31, 1999, an increase of $25.2 million or 45.1%. The increase was primarily attributable to the Pulitzer Merger, which added $24.9 million to station operating expenses during 2000.

Amortization of program rights. Amortization of program rights in the three months ended March 31, 2000 was $15 million, as compared to $12.8 million in the three months ended March 31, 1999, an increase of $2.2 million or 17.2%. The increase was primarily attributable to the Pulitzer Merger.

Depreciation and amortization. Depreciation and amortization of intangible assets was $31.5 million in the three months ended March 31, 2000, as compared to $16.3 million in the three months ended March 31, 1999, an increase of $15.2 million or 93.3%. The increase was primarily attributable to the Pulitzer Merger, which added $14.7 million, to depreciation and amortization of intangibles during 2000.

Station operating income. Station operating income in the three months ended March 31, 2000 was $42.3 million, as compared to $28.4 million in the three months ended March 31, 1999, an increase of $13.9 million or 48.9%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $4 million for the three months ended March 31, 2000 and 1999.

Interest expense, net. Interest expense, net was $29 million in the three months ended March 31, 2000, as compared to $19.2 million in the three months ended March 31, 1999, an increase of $9.8 million or 51%. This increase in interest expense was primarily attributable to a larger outstanding debt balance during the first quarter of 2000 than in the first quarter of 1999, which was the result of the Financing in connection with the Pulitzer Merger.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $0.9 million in the three months ended March 31, 2000. This loss represents the Company's equity interest in Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $3.9 million in the three months ended March 31, 2000, as compared to $2.4 million in the three months ended March 31, 1999, an increase of $1.5 million or 62.5%. The effective rate was 45.9% for the three months ended March 31, 2000 as compared to 45.5% for the three months ended March 31, 1999. This represents federal and state income taxes as calculated on the Company's income before income taxes. The increase in the effective rate relates primarily to the non-tax-deductible goodwill amortization related to the Pulitzer Merger. Management believes that the Company's effective rate should decrease as future pre-tax income increases and the effect of such non-deductible expenses decreases.

Net income. Net income was $4.6 million in the three months ended March 31, 2000, as compared to net income of $2.8 million in the three months ended March 31, 1999, an increase of $1.8 million or 64.3%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $74 million in the three months ended March 31, 2000, as compared to $45 million in the three months ended March 31, 1999, an increase of $29 million or 64.4%. The increase was primarily attributable to (i) the Pulitzer Merger, which added $18.6 million to broadcast cash flow during the 2000 period; (ii) an increase in political advertising revenues of $6.3 million; and, (iii) an increase in advertising revenues resulting from the carriage of the Superbowl on the Company's ten owned ABC affiliates. Broadcast cash flow margin increased to 43.5% for the three months ended March 31, 2000 from 39.6% for the three months ended March 31, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

On February 25, 2000, the Company invested an additional $8 million of cash for a total investment of $10 million, in Geocast Network Systems, Inc. ("Geocast") in return for an additional equity interest in Geocast. On March 22, 2000, the Company invested $25 million in Consumer Financial Network, Inc. ("CFN") for an equity interest in CFN. See Note 2 of the notes to the condensed consolidated financial statements. These equity investments were primarily funded through cash flow from operations and drawdowns from the New Credit Facilities.

Capital expenditures were $52.3 million in 1999 and $10.8 million during the three months ended March 31, 2000. The Company invested approximately $1.6 million in special projects/towers, approximately $0.8 million in digital conversion projects at various stations and $8.4 million in maintenance projects, during the 2000 period. The Company expects to spend approximately $38.9 million for the year ended December 31, 2000 including approximately (i) $23.4 million in maintenance projects, (ii) $9.2 million in digital projects,
(iii) $6.3 million in special projects/towers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's Credit Facilities are sensitive to changes in interest rates. As of March 31, 2000, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.



Part II   Other Information


Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------


(a)  Exhibits:
     ---------

Exhibit No.
-----------

27.1   Financial Data Schedule.


(b)  Reports on Form 8-K:
     --------------------

The Company did not file any reports on Form 8-K in the quarter ended March 31, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant




May 12, 2000                   By: /s/ Harry T. Hawks
-------------------------          -----------------------------------------
Date                               Harry T. Hawks, Executive Vice President and
                                   Chief Financial Officer,
                                   (Principal Financial and Accounting Officer)