Form 10-Q
period 2000-06-30
HEARST ARGYLE TELEVISION INC
filed 2000-08-14
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from________to_____________

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

                ----------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [_]

As of August 10, 2000, the Registrant had 92,314,131 shares of common stock outstanding. Consisting of 51,015,483 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.


================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                     Index



                                                                                                                          Page No.
Part I      Financial Information

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000 (unaudited)..................    1
            Condensed Consolidated Statements of Income for the Three and Six Months Ended
            June 30, 1999 and 2000 (unaudited)...........................................................................    3
            Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 1999 and 2000 (unaudited)...........................................................................    4
            Notes to Condensed Consolidated Financial Statements.........................................................    6

   Item 2.  Management's Discussion and Analysis of Financial Condition and  Results of Operations.......................    9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................................   12

Part II     Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders..........................................................   13

    Item 6. Exhibits and reports on Form 8-K.............................................................................   13


Signatures...............................................................................................................   14

Part I  Financial Information

     Item 1.  Financial Statements
     -------  --------------------


                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets


                                                                       December 31, 1999                    June 30, 2000
                                                                                                             (Unaudited)
                                                               -----------------------------------------------------------------
                                                                                        (In thousands)
Assets
Current assets:
  Cash and cash equivalents                                                $    5,632                          $    5,585
  Accounts receivable, net                                                    159,395                             166,747
  Program and barter rights                                                    56,393                              18,432
  Deferred income taxes                                                         3,905                               3,905
  Related party receivable                                                          -                                 893
  Net assets held  for sale                                                         -                               2,450
  Other                                                                        11,809                               7,782
                                                                           ----------                          ----------
Total current assets                                                          237,134                             205,794
                                                                           ----------                          ----------
Property, plant and equipment, net                                            342,664                             339,640
                                                                           ----------                          ----------
Intangible assets, net                                                      3,230,842                           3,187,053
                                                                           ----------                          ----------

Other assets:
  Deferred acquisition and financing costs, net                                30,836                              27,561
  Investments                                                                  29,938                              60,705
  Program and barter rights, noncurrent                                         5,072                               2,927
  Other                                                                        36,741                              37,289
                                                                           ----------                          ----------
Total other assets                                                            102,587                             128,482
                                                                           ----------                          ----------

Total assets                                                               $3,913,227                          $3,860,969
                                                                           ==========                          ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                                     December  31, 1999                    June 30, 2000
                                                                                                            (Unaudited)
                                                      ------------------------------------------------------------------
                                                                                 (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                        $   16,289                         $   15,621
   Accrued liabilities                                                         39,649                             40,738
   Program and barter rights payable                                           56,715                             19,401
   Related party payable                                                        9,343                                  -
   Other                                                                        1,669                              3,139
                                                                           ----------                         ----------
Total current liabilities                                                     123,665                             78,899
                                                                           ----------                         ----------

Program and barter rights payable, noncurrent                                   5,386                              2,762
Long-term debt                                                              1,563,596                          1,549,596
Deferred income taxes                                                         787,358                            786,856
Other liabilities                                                              16,431                             14,981
                                                                           ----------                         ----------
Total noncurrent liabilities                                                2,372,771                          2,354,195
                                                                           ----------                         ----------

Stockholders' equity:
  Series A preferred stock                                                          1                                  1
  Series B preferred stock                                                          1                                  1
  Series A common stock                                                           535                                536
  Series B common stock                                                           413                                413
  Additional paid-in capital                                                1,271,666                          1,273,065
  Retained earnings                                                           202,285                            222,479
  Treasury stock, at cost                                                     (58,110)                           (68,620)
                                                                           ----------                         ----------
Total stockholders' equity                                                  1,416,791                          1,427,875
                                                                           ----------                         ----------
Total liabilities and stockholders' equity                                 $3,913,227                         $3,860,969
                                                                           ==========                         ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)



                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                                 1999       2000       1999       2000
                                                         ---------------------------------------------
                                                               (In thousands, except per share data)

Total revenues                                               $186,054   $196,546   $299,478   $366,476

Station operating expenses                                     81,584     83,175    137,486    164,248
Amortization of program rights                                 15,763     14,954     28,590     29,973
Depreciation and amortization                                  29,873     31,781     46,142     63,289
                                                             --------   --------   --------   --------
Station operating income                                       58,834     66,636     87,260    108,966

Corporate general and administrative expenses                   4,324      3,931      8,341      7,966
                                                             --------   --------   --------   --------
Operating income                                               54,510     62,705     78,919    101,000

Interest expense, net                                          29,776     31,016     48,992     59,982
Equity in loss of affiliate                                         -      1,470          -      2,377
                                                             --------   --------   --------   --------
Income before income taxes and extraordinary item              24,734     30,219     29,927     38,641

Income taxes                                                   11,253     13,870     13,617     17,736
                                                             --------   --------   --------   --------
Income before extraordinary item                               13,481     16,349     16,310     20,905

Extraordinary item, loss on early retirement of debt,
 net of income tax benefit of $2,041 for the three
 and six months ended June 30, 1999                            (3,092)        -      (3,092)         -
                                                             --------   --------   --------   --------
Net income                                                     10,389     16,349     13,218     20,905
Less preferred stock dividends                                   (355)      (355)      (711)      (711)
                                                             --------   --------   --------   --------
Income applicable to common stockholders                     $ 10,034   $ 15,994   $ 12,507   $ 20,194
                                                             ========   ========   ========   ========

Income per common share - basic:
 Before extraordinary item                                   $   0.15   $   0.17   $   0.21   $   0.22
 Extraordinary item                                             (0.04)         -      (0.04)         -
                                                             --------   --------   --------   --------
   Net income                                                $   0.11   $   0.17   $   0.17   $   0.22
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                89,197     92,617     73,396     92,495
                                                             ========   ========   ========   ========

Income per common share - diluted:
 Before extraordinary item                                   $   0.15   $   0.17   $   0.21   $   0.22
 Extraordinary item                                             (0.04)         -      (0.04)         -
                                                             --------   --------   --------   --------
 Net income                                                  $   0.11   $   0.17   $   0.17   $   0.22
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                89,225     92,634     73,452     92,515
                                                             ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               1999                   2000
                                                                    ----------------------------------------------
                                                                                     (In thousands)

Operating Activities
Net income                                                                      $    13,218               $ 20,905
Adjustments to reconcile net income to net cash provided by
operating activities:
  Extraordinary item, loss on early retirement of debt                                5,133                      -
  Depreciation                                                                       13,626                 19,906
  Amortization of intangible assets                                                  32,516                 43,383
  Amortization of deferred financing costs                                            1,469                  2,900
  Amortization of program rights                                                     28,590                 29,973
  Program payments                                                                  (27,326)               (29,825)
  Provision for doubtful accounts                                                       648                  1,013
  Equity in loss of affiliate                                                             -                  2,377
  Fair value adjustments of interest rate protection agreements                        (321)                     -
  Deferred income taxes                                                                (792)                  (502)
  Changes in operating assets and liabilities, net                                   (7,769)               (15,950)
                                                                                -----------               --------
Net cash provided by operating activities                                            58,992                 74,180
                                                                                -----------               --------

Investing Activities
Investment in Consumer Financial Network, Inc.                                            -                (25,024)
Investment in Geocast Network Systems, Inc.                                               -                 (8,000)
Acquisition of Pulitzer Broadcasting Company                                       (711,574)                     -
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.                   (529,621)                     -
Other investing activities                                                              (24)                  (136)
Purchases of property, plant, and equipment:
   Special projects/buildings                                                       (21,532)                (2,104)
   Digital                                                                           (4,524)                (1,560)
   Maintenance                                                                      (10,371)               (13,582)
                                                                                -----------               --------
Net cash used in investing activities                                            (1,277,646)               (50,406)
                                                                                -----------               --------



See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                                                   Six Months Ended June 30,
                                                                                  1999                   2000
                                                                        ---------------------------------------------
                                                                                    (In thousands)
Financing Activities
Financing costs and other                                                       $  (10,510)      $              -
Issuance of Private Placement Debt                                                 110,000                      -
Dividends paid on preferred stock                                                     (711)                  (711)
Revolving Credit Facility:
    Proceeds from issuance of long-term debt                                       912,000                      -
    Payment of long-term debt                                                     (912,000)                     -
New Credit Facilities:
    Proceeds from issuance of long-term debt                                       790,000                191,000
    Payment of long-term debt                                                     (146,000)              (205,000)
Series A Common Stock:
    Issuances                                                                       99,700                      -
    Repurchases                                                                     (3,519)               (10,510)
Proceeds from employee stock purchase plan                                             440                  1,300
Exercise of stock options                                                              725                    100
                                                                                ----------              ---------
Net cash provided by (used in) financing activities                                840,125                (23,821)
                                                                                ----------              ---------
Decrease in cash and cash equivalents                                             (378,529)                   (47)
Cash and cash equivalents at beginning of period                                   380,980                  5,632
                                                                                ----------              ---------
Cash and cash equivalents at end of period                                      $    2,451              $   5,585
                                                                                ==========              =========

Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:
Pulitzer Merger
  Fair market value of assets acquired                                          $2,316,424
  Fair market value of liabilities assumed                                        (638,015)
  Issuance of Series A Common Stock                                               (966,835)
                                                                                ----------
  Net cash paid for acquisition                                                 $  711,574
                                                                                ==========
  Kelly Transaction
  Fair market value of assets acquired                                          $  547,512
  Fair market value of liabilities assumed                                         (17,891)
                                                                                ----------
Net cash paid for acquisition                                                   $  529,621
                                                                                ==========

Cash paid during the period for interest                                        $   46,447              $  57,520
                                                                                ==========              =========
Cash paid during the period for taxes                                           $   14,653              $  13,321
                                                                                ==========              =========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2000


1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for a full year.

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

The unaudited pro forma results of operations include (i) the historical results of the Company's 22 owned television stations (which excludes KQCA) and five owned radio stations, (ii) fees from the three television and two radio stations managed by the Company (see Note 5), and (iii) the time brokerage agreement for KQCA from January 1, 1999 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to June 30, 2000, adjusted to reflect the Pulitzer Merger, the Pulitzer Issuance, the Financing and the issuance of 3.7 million shares of Series A Common Stock to The Hearst Corporation ("Hearst") for $100 million, as if the acquisition, the related financing and the equity issuances had occurred as of January 1, 1999, as follows:


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                    1999                 2000
                                                                           --------------------------------------------
                                                                                            (unaudited)
                                                                               (In thousands, except per share data)
Total revenues                                                                      $344,106             $366,476
Net income                                                                          $  9,250             $ 20,905
Income applicable to common stockholders                                            $  8,539             $ 20,194
Income per common share - basic and diluted                                         $   0.09             $   0.22
Pro forma number of shares used in calculations  -  basic                             92,844               92,495
                                                 -  diluted                           92,897               92,515

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 2000

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



3. Long-Term Debt

   Long-term debt consists of the following:

                                                                       December 31,            June 30,
                                                                           1999                  2000
                                                                 --------------------------------------------
                                                                                              (unaudited)
                                                                                 (In thousands)
  New Credit Facilities                                                 $  611,000            $  597,000
  Senior Notes                                                             500,000               500,000
  Private Placement Debt                                                   450,000               450,000
  Senior Subordinated Notes                                                  2,596                 2,596
                                                                        ----------            ----------
    Total long-term debt                                                $1,563,596            $1,549,596
                                                                        ==========            ==========


Credit Facilities

On April 12, 1999, the Company entered into two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase"), as the administrative agent for a consortium of banks. The credit facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver / term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. The $1 Billion Facility, which has an outstanding balance of $597 million at June 30, 2000, will mature on April 12, 2004.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 2000


4.     Net Assets Held For Sale

Included in the caption Net Assets Held For Sale on the accompanying condensed consolidated balance sheet as of June 30, 2000, are the net assets of WXII-AM and WLKY-AM, located in Greensboro, NC and Louisville, KY, respectively. On August 8, 2000, the Company sold the two radio stations, WXII-AM and WLKY-AM, to Truth Broadcasting Corporation. See Note 6.


5.     Related Party Transactions

The Company recorded revenues of approximately $1.5 million and $2.3 million during the three and six months ended June 30, 1999, respectively, and $1.3 million and $2.2 million during the three and six months ended June 30, 2000, respectively, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $765,000 and $1.5 million during the three and six months ended June 30, 1999, respectively, and $969,000 and $1.9 million during the three and six months ended June 30, 2000, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

The Company recorded net revenues of approximately $1.7 million during the three months ended June 30, 2000, relating to advertising sales to one of the Company's equity interest investments (which is accounted for using the cost method). See Note 2.

6.     Subsequent Events

On August 1, 2000, Emmis Communications Corp. ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) under a Program Service and Time Brokerage Agreement for a period of up to three years. During the three-year period, the Company will receive a time brokerage fee from Emmis. Emmis has made an initial payment of $20 million to an intermediary for the option to acquire the stations during the three-year period for a total purchase price of $160 million.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. See Note 4 for further discussion.

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

Results of operations for the three and six months ended June 30, 2000 include:
(i) the historical results of the Company's 22 owned television stations (which excludes KQCA) and five owned radio stations, and fees from the three television and two radio stations managed by the Company (see Note 5 of the notes to the condensed consolidated financial statements) for the entire period presented, and (ii) the time brokerage agreement for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 through June 30, 2000. Results of operations for the three and six months ended June 30, 1999 include: (i) WCVB, WTAE, WBAL, KMBC, WISN, WLWT, KOCO, KITV, WAPT, KHBS/KHOG, KSBW, WPTZ/WNNE and KCRA; fees from the three television and two radio stations managed by the Company (see Note 5 of the notes to the condensed consolidated financial statements); and, the time-brokerage agreement for KQCA for the entire period; and, (ii) nine television stations and five radio stations acquired in the Pulitzer Merger from March 19 through June 30, 1999.

The following discussion of results of operations does not include the pro forma effects of the Pulitzer Merger and the related Pulitzer Issuance and Financing or the Hearst Issuance.


Three Months Ended June 30, 2000
Compared to Three Months Ended June 30, 1999

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended June 30, 2000 were $196.5 million, as compared to $186.1 million in the three months ended June 30, 1999, an increase of $10.4 million or 5.6%. The increase was primarily attributable to (i) increased demand for advertising by national and local advertisers principally in the internet, telecommunications and movies segments during the 2000 period, and (ii) an increase in political advertising revenues of $1.5 million during the 2000 period.

Station operating expenses. Station operating expenses in the three months ended June 30, 2000 were $83.2 million, as compared to $81.6 million in the three months ended June 30, 1999, an increase of $1.6 million or 2%. The increase was primarily attributable to payroll increases.

Amortization of program rights. Amortization of program rights in the three months ended June 30, 2000 was $15 million, as compared to $15.8 million in the three months ended June 30, 1999, a decrease of $0.8 million or 5.1%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $31.8 million in the three months ended June 30, 2000, as compared to $29.9 million in the three months ended June 30, 1999, an increase of $1.9 million or 6.4%. The increase was primarily attributable to increased capital expenditures in 1999 and 2000 related to digital conversions and special projects.

Station operating income. Station operating income in the three months ended June 30, 2000 was $66.6 million, as compared to $58.8 million in the three months ended June 30, 1999, an increase of $7.8 million or 13.3%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.9 million in the three months ended June 30, 2000, as compared to $4.3 million in the three months ended June 30, 1999, a decrease of $0.4 million or 9.3%.

Interest expense, net. Interest expense, net was $31 million in the three months ended June 30, 2000, as compared to $29.8 million in the three months ended June 30, 1999, an increase of $1.2 million or 4%. This increase in interest expense was primarily attributable to (i) an increase in interest rates, which impacted the variable rate portion of the Company's debt, and (ii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the $250 Million Facility on April 10, 2000 (see note 3 of the notes to the condensed consolidated financial statements), offset by a lower outstanding debt balance in the second quarter of 2000 than in the second quarter of 1999.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $1.5 million in the three months ended June 30, 2000. This loss represents the Company's equivalent equity interest in Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $13.9 million in the three months ended June 30, 2000, as compared to $11.3 million in the three months ended June 30, 1999, an increase of $2.6 million or 23%. The effective rate was 45.9% for the three months ended June 30, 2000 as compared to 45.5% for the three months ended June 30, 1999. This represents federal and state income taxes as calculated on the Company's income before income taxes. The increase in the effective rate relates primarily to the full year impact in 2000, as compared to the partial year impact in 1999, of the non-tax-deductible goodwill amortization related to the Pulitzer Merger. Management believes that the Company's effective rate should decrease as future pre-tax income increases and the effect of such non-deductible expenses decreases.

Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in the three months ended June 30, 1999. This extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility.

Net income. Net income was $16.3 million in the three months ended June 30, 2000, as compared to $10.4 million in the three months ended June 30, 1999, an increase of $5.9 million or 56.7%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $98.5 million in the three months ended June 30, 2000, as compared to $89.7 million in the three months ended June 30, 1999, an increase of $8.8 million or 9.8%. The increase was primarily attributable to (i) increased demand for advertising by national and local advertisers principally in the internet, telecommunications and movies segments during the 2000 period, and (ii) an increase in political advertising revenues of $1.5 million during the 2000 period. Broadcast cash flow margin increased to 50.1% for the three months ended June 30, 2000 from 48.2% for the three months ended June 30, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Six Months Ended June 30, 2000
Compared to Six Months Ended June 30, 1999

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the six months ended June 30, 2000 were $366.5 million, as compared to $299.5 million in the six months ended June 30, 1999, an increase of $67 million or 22.4%. The increase was primarily attributable to (i) the Pulitzer Merger which added $46 million to 2000 total revenues; (ii) an increase in political advertising revenues of $7.8 million during 2000 (includes the increase from Pulitzer Broadcasting Company stations after their acquisition on March 19, 1999); (iii) an increase in advertising revenues resulting from the carriage of the Superbowl on the Company's ten owned American Broadcasting Companies (ABC) affiliates; and, (iv) an increased demand for advertising by national and local advertisers principally in the internet, telecommunications and movies segments during the second quarter of 2000.

Station operating expenses. Station operating expenses in the six months ended June 30, 2000 were $164.2 million, as compared to $137.5 million in the six months ended June 30, 1999, an increase of $26.7 million or 19.4%. The increase was primarily attributable to the Pulitzer Merger, which added $24.9 million to station operating expenses during 2000.

Amortization of program rights. Amortization of program rights in the six months ended June 30, 2000 was $30 million, as compared to $28.6 million in the six months ended June 30, 1999, an increase of $1.4 million or 4.9%. The increase was primarily attributable to the Pulitzer Merger.

Depreciation and amortization. Depreciation and amortization of intangible assets was $63.3 million in the six months ended June 30, 2000, as compared to $46.1 million in the six months ended June 30, 1999, an increase of $17.2 million or 37.3%. The increase was primarily attributable to (i) the Pulitzer Merger, which added $14.7 million, to depreciation and amortization of intangibles during 2000 and, (ii) increased capital expenditures in 1999 and 2000 related to digital conversions and special projects.

Station operating income. Station operating income in the six months ended June 30, 2000 was $101 million, as compared to $78.9 million in the six months ended June 30, 1999, an increase of $22.1 million or 28%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $8 million in the six months ended June 30, 2000, as compared to $8.3 million in the six months ended June 30, 1999, a decrease of $0.3 million or 3.6%.

Interest expense, net. Interest expense, net was $60 million in the six months ended June 30, 2000, as compared to $49 million in the six months ended June 30, 1999, an increase of $11 million or 22.4%. This increase in interest expense was primarily attributable to (i) a larger outstanding debt balance during the first quarter of 2000 than in the first quarter of 1999, which was the result of the Financing in connection with the Pulitzer Merger, (ii) an increase in interest rates during the second quarter of 2000, which impacted the variable rate portion of the Company's debt, and (iii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the $250 Million Facility on April 10, 2000 (see note 3 of the notes to the condensed consolidated financial statements).

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $2.4 million in the six months ended June 30, 2000. This loss represents the Company's equivalent equity interest in Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $17.7 million in the six months ended June 30, 2000, as compared to $13.6 million in the six months ended June 30, 1999, an increase of $4.1 million or 30.1%. The effective rate was 45.9% for the six months ended June 30, 2000 as compared to 45.5 % for the six months ended June 30, 1999. This represents federal and state income taxes as calculated on the Company's income before income taxes. The increase in the effective rate relates primarily to the full year impact in 2000, as compared to the partial year impact in 1999, of the non-tax-deductible goodwill amortization related to the Pulitzer Merger. Management believes that the Company's effective rate should decrease as future pre-tax income increases and the effect of such non-deductible expenses decreases.

Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in the six months ended June 30, 1999. This extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility.

Net income. Net income was $20.9 million in the six months ended June 30, 2000, as compared to net income of $13.2 million in the six months ended June 30, 1999, an increase of $7.7 million or 58.3%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $172.4 million in the six months ended June 30, 2000, as compared to $134.7 million in the six months ended June 30, 1999, an increase of $37.7 million or 28%. The increase was primarily attributable to (i) the Pulitzer Merger, which added $18.6 million to broadcast cash flow during the 2000 period; (ii) an increase in political advertising revenues of $7.8 million; (iii) an increase in advertising revenues resulting from the carriage of the Superbowl on the Company's ten owned ABC affiliates; and, (iv) an increased demand for advertising by national and local advertisers principally in the internet, telecommunications and movies segments during the second quarter of 2000. Broadcast cash flow margin increased to 47% for the six months ended June 30, 2000 from 45% for the six months ended June 30, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

On April 12, 1999, the Company entered into two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase"), as the administrative agent for a consortium of banks. The credit facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver / term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. The $1 Billion Facility, which has an outstanding balance of $597 million at June 30, 2000, will mature on April 12, 2004.

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

Capital expenditures were $52.3 million in 1999 and $17.2 million during the six months ended June 30, 2000. The Company invested approximately $2.1 million in special projects/towers, approximately $1.5 million in digital conversion projects at various stations and $13.6 million in maintenance projects, during the 2000 period. The Company expects to spend approximately $38.8 million for the year ended December 31, 2000 including approximately (i) $23.2 million in maintenance projects, (ii) $9.2 million in digital projects, and (iii) $6.4 million in special projects/towers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's Credit Facilities are sensitive to changes in interest rates. As of June 30, 2000, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Part II   Other Information


Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

The Company held its annual stockholders meeting on May 9, 2000.

All nominees standing for election as directors were elected. The following chart indicates the number of votes cast for and against and the number withheld with respect to each nominee for director:

     Proposal One
     ------------


Nominee                                           For                   Against                 Withheld
-------                                           ---                   -------                 ---------
Caroline L. Williams (1)                        48,357,537                -0-                   187,328
Frank A. Bennack, Jr. (2)                       41,298,648                -0-                     -0-
John G. Conomikes (2)                           41,298,648                -0-                     -0-
George R. Hearst, Jr. (2)                       41,298,648                -0-                     -0-
Bob Marbut (2)                                  41,298,648                -0-                     -0-
Gilbert C. Maurer (2)                           41,298,648                -0-                     -0-

_________
(1) Series A Director. To be elected by the holders of Series A shares voting as a class.
(2) Series B Director. To be elected by the holders of Series B shares voting as a class.


Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:
     ---------

Exhibit No.
-----------

10.1 Option Agreement between Hearst-Argyle Properties, Inc. and Emmis Communications Corporation dated as of June 5, 2000.

27.1   Financial Data Schedule.


(b)   Reports on Form 8-K:
      --------------------

The Company did not file any reports on Form 8-K in the quarter ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



August 14, 2000            By:  /s/ Harry T. Hawks
---------------                 ------------------
Date                            Harry T. Hawks, Executive Vice President and
                                Chief Financial Officer,(Principal Financial
                                and Accounting Officer)