Form 10-Q
period 2000-09-30
HEARST ARGYLE TELEVISION INC
filed 2000-11-13
CIK 949536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO _____

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

Yes  [X]          No  [_]

As of November 9, 2000, the Registrant had 92,143,098 shares of common stock outstanding. Consisting of 50,844,450 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                      Index


                                                                                                              Page No.
Part I         Financial Information

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000 (unaudited)..1
               Condensed Consolidated Statements of Income for the Three and Nine Months Ended
               September 30, 1999 and 2000 (unaudited)...........................................................3
               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 1999 and 2000 (unaudited)...........................................................4
               Notes to Condensed Consolidated Financial Statements..............................................6


      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............9


      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................13


Part II        Other Information


      Item 6.  Exhibits and reports on Form 8-K.................................................................13


Signatures     .................................................................................................14

Part I  Financial Information

        Item 1.  Financial Statements
        -------  --------------------

                         HEARST-ARGYLE TELEVISION, INC.

                      Condensed Consolidated Balance Sheets


                                                December 31, 1999      September 30, 2000
                                                                           (Unaudited)
                                                 --------------------------------------------
                                                              (In thousands)
Assets
Current assets:
   Cash and cash equivalents                      $      5,632          $      9,373
   Accounts receivable, net                            159,395               150,411
   Program and barter rights                            56,393                73,342
   Deferred income taxes                                 3,905                 3,905
   Related party receivable                                  -                    35
   Other                                                11,809                 8,508
                                                  ------------          ------------
Total current assets                                   237,134               245,574
                                                  ------------          ------------

Property, plant and equipment, net                     342,664               336,030
                                                  ------------          ------------

Intangible assets, net                               3,230,842             3,165,371
                                                  ------------          ------------

Other assets:
   Deferred acquisition and financing costs, net        30,836                26,876
   Investments                                          29,938                58,787
   Program and barter rights, noncurrent                 5,072                 3,633
   Other                                                36,741                37,889
                                                  ------------          ------------
Total other assets                                     102,587               127,185
                                                  ------------          ------------

Total assets                                      $  3,913,227          $  3,874,160
                                                  ============          ============

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


                                              December 31, 1999    September 30, 2000
                                                                      (Unaudited)
                                              ---------------------------------------
                                                          (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                           $     16,289        $    14,978
   Accrued liabilities                              39,649             53,456
   Program and barter rights payable                56,715             73,206
   Related party payable                             9,343                  -
   Other                                             1,669                557
                                              ------------        -----------
Total current liabilities                          123,665            142,197
                                              ------------        -----------

Program and barter rights payable,
   noncurrent                                        5,386              4,445
Long-term debt                                   1,563,596          1,489,596
Deferred income taxes                              787,358            787,298
Other liabilities                                   16,431             13,630
                                              ------------        -----------
Total noncurrent liabilities                     2,372,771          2,294,969
                                              ------------        -----------

Stockholders' equity:
  Series A preferred stock                               1                  1
  Series B preferred stock                               1                  1
  Series A common stock                                535                536
  Series B common stock                                413                413
  Additional paid-in capital                     1,271,666          1,273,608
  Retained earnings                                202,285            231,557
  Treasury stock, at cost                          (58,110)           (69,122)
                                              ------------        -----------
Total stockholders' equity                       1,416,791          1,436,994
                                              ------------        -----------

Total liabilities and stockholders' equity    $  3,913,227        $ 3,874,160
                                              ============        ===========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                    1999            2000            1999             2000
                                                               -----------------------------------------------------------------
                                                                            (In thousands, except per share data)

Total revenues                                                      $166,731       $178,404         $466,209        $544,880

Station operating expenses                                            80,609         80,582          218,095         244,830
Amortization of program rights                                        16,051         14,612           44,641          44,585
Depreciation and amortization                                         30,401         31,199           76,543          94,488
                                                                    --------       --------         --------        --------
Station operating income                                              39,670         52,011          126,930         160,977

Corporate general and administrative expenses                          3,559          5,193           11,900          13,159
                                                                    --------       --------         --------        --------
Operating income                                                      36,111         46,818          115,030         147,818

Interest expense, net                                                 28,968         28,532           77,960          88,514
(Gain) on disposition of assets                                            -         (1,070)               -          (1,070)
Equity in loss of affiliate                                                -          1,919                -           4,296
                                                                    --------       --------         --------        --------
Income before income taxes and extraordinary item                      7,143         17,437           37,070          56,078

Income taxes                                                           3,806          8,004           17,423          25,740
                                                                    --------       --------         --------        --------
Income before extraordinary item                                       3,337          9,433           19,647          30,338

Extraordinary item, loss on early retirement of debt, net
    of income tax benefit of  $2,041 for the nine
    months ended September 30, 1999                                        -              -           (3,092)              -
                                                                    --------       --------         --------        --------
Net income                                                             3,337          9,433           16,555          30,338
Less preferred stock dividends                                          (355)          (355)          (1,066)         (1,066)
                                                                    --------       --------         --------        --------
Income applicable to common stockholders                            $  2,982       $  9,078         $ 15,489        $ 29,272
                                                                    ========       ========         ========        ========

Income per common share - basic:
    Before extraordinary item                                       $   0.03       $   0.10         $   0.23        $   0.32
    Extraordinary item                                                     -              -            (0.04)              -
                                                                    --------       --------         --------        --------
    Net income                                                      $   0.03       $   0.10         $   0.19        $   0.32
                                                                    ========       ========         ========        ========

Number of common shares used in the calculation                       92,883         92,308           79,963          92,563
                                                                    ========       ========         ========        ========

Income per common share - diluted:
    Before extraordinary item                                       $   0.03       $   0.10         $   0.23        $   0.32
    Extraordinary item                                                     -              -            (0.04)              -
                                                                    --------       --------         --------        --------
    Net income                                                      $   0.03       $   0.10         $   0.19        $   0.32
                                                                    ========       ========         ========        ========

Number of common shares used in the calculation                       92,909         92,325           80,010          92,582
                                                                    ========       ========         ========        ========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              1999                 2000
                                                                       -----------------------------------------
                                                                                   (In thousands)

Operating Activities
Net income                                                             $     16,555          $   30,338
Adjustments to reconcile net income to net cash provided by
operating activities:
  Extraordinary item, loss on early retirement of debt                        5,133                   -
  Depreciation                                                               22,714              29,418
  Amortization of intangible assets                                          53,829              65,070
  Amortization of deferred financing costs                                    2,334               3,828
  Amortization of program rights                                             44,641              44,585
  Program payments                                                          (41,629)            (44,621)
  Equity in loss of affiliate                                                     -               4,296
  Provision for doubtful accounts                                               860               1,585
  Gain on disposition of assets                                                   -              (1,070)
  Fair value adjustments of interest rate protection agreements                (321)                  -
  Deferred income taxes                                                        (234)                (60)
  Changes in operating assets and liabilities, net                            3,336               7,486
                                                                       ------------          ----------
Net cash provided by operating activities                                   107,218             140,855
                                                                       ------------          ----------

Investing Activities
Investment in ProAct Technologies Corp. (formerly Consumer
   Financial Network, Inc.)                                                       -             (25,027)
Investment in Geocast Network Systems, Inc.                                  (2,016)             (8,000)
Proceeds from disposition of assets                                               -               3,473
Acquisition of Pulitzer Broadcasting Company                               (711,914)                  -
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc.           (529,646)                  -
Capital call - Arizona Diamondbacks                                            (491)                  -
Other investing activities                                                      (68)               (368)
Purchases of property, plant, and equipment:
   Special projects/buildings                                               (23,503)             (2,466)
   Digital                                                                   (8,075)             (2,991)
   Maintenance                                                              (14,756)            (17,600)
                                                                       ------------          ----------
Net cash used in investing activities                                    (1,290,469)            (52,979)
                                                                       ------------          ----------

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              1999                 2000
                                                                      ----------------------------------------
                                                                                   (In thousands)
Financing Activities
Financing costs and other                                             $     (10,550)       $           -
Issuance of Private Placement Debt                                          110,000                    -
Dividends paid on preferred stock                                            (1,066)              (1,066)
Revolving Credit Facility:
         Proceeds from issuance of long-term debt                           912,000                    -
         Payment of long-term debt                                         (912,000)                   -
New Credit Facilities:
         Proceeds from issuance of long-term debt                           943,000              263,000
         Payment of long-term debt                                         (332,000)            (334,000)
Series A Common Stock:
         Issuances                                                           99,477                    -
         Repurchases                                                         (6,021)             (11,012)
Repayment of Senior Notes                                                         -               (3,000)
Proceeds from employee stock purchase plan                                    1,166                1,843
Exercise of stock options                                                       819                  100
                                                                      -------------        -------------
Net cash provided by (used in) financing activities                         804,825              (84,135)
                                                                      -------------        -------------
(Decrease) increase in cash and cash equivalents                           (378,426)               3,741
Cash and cash equivalents at beginning of period                            380,980                5,632
                                                                      -------------        -------------
Cash and cash equivalents at end of period                            $       2,554        $       9,373
                                                                      =============        =============

Supplemental Cash Flow Information:
Businesses acquired in purchase transactions:

Pulitzer Merger
  Fair market value of assets acquired                                $   2,317,166
  Fair market value of liabilities assumed                                 (638,417)
  Issuance of Series A Common Stock                                        (966,835)
                                                                      -------------
  Net cash paid for acquisition                                       $     711,914
                                                                      =============
Kelly Transaction
  Fair market value of assets acquired                                $     547,512
  Fair market value of liabilities assumed                                  (17,866)
                                                                      -------------
  Net cash paid for acquisition                                       $     529,646
                                                                      =============

Cash paid during the period for interest                              $      63,040        $      77,075
                                                                      =============        =============
Cash paid during the period for taxes                                 $      29,843        $      25,736
                                                                      =============        =============

See notes to condensed consolidated financial statements.


                         HEARST-ARGYLE TELEVISION, INC.


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


1.   Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for a full year.

2.   Acquisitions, Dispositions and Investments

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

On August 1, 2000, Emmis Communications Corp. ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP- AM and KKLT-FM) (the "Phoenix Transaction") under a Program Service and Time Brokerage Agreement for a period of up to three years. During that period, the Company will receive a time brokerage fee from Emmis. Emmis has made an initial payment of $20 million to an intermediary for the option to acquire the stations during the period of up to three years for a total purchase price of $160 million. See Note 5.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. This sale resulted in a $1.1 million gain which is included in Gain on Disposition of Assets.

The unaudited pro forma results of operations include (i) the historical results of the Company's 22 owned television stations (which excludes KQCA) (ii) fees from the three television and two radio stations managed by the Company (see
Note 4), (iii) the time brokerage agreement for KQCA from January 1, 1999 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1, 2000 to September 30, 2000, (iv) the historical results of KTAR-AM, KMVP-AM and KKLT-FM from January 1, 1999 through July 31, 2000, and the time brokerage agreement for these stations from August 1, 2000 through September 30, 2000, and (v) the historical results of WXII-AM and WLKY-AM from January 1, 1999 through August 8, 2000, adjusted to reflect the Pulitzer Merger, the Pulitzer Issuance, the Financing, the issuance of 3.7 million shares of Series A Common Stock to The Hearst Corporation ("Hearst") for $100 million and the Phoenix Transaction, as if these transactions had occurred as of January 1, 1999, as follows:

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)
                               September 30, 2000


2.       Acquisitions, Dispositions and Investments (continued)



                                                    Nine Months Ended
                                                       September 30,
                                                1999                  2000
                                           -------------------------------------
                                                        (unaudited)
                                           (In thousands, except per share data)
Total revenues                               $  501,459            $  537,551
Net income                                   $   12,905            $   30,338
Income applicable to common stockholders     $   11,839            $   29,272
Income per common share - basic and diluted  $     0.13            $     0.32
Pro forma number of shares
   used in calculations  -   basic               92,857                92,563
                         - diluted               92,901                92,582



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

On March 22, 2000, the Company invested $25 million in ProAct Technologies Corp. ("ProAct") (formerly Consumer Financial Network, Inc.) for an equity interest in ProAct. ProAct is an online provider of consumer financial information and services. As this investment represents less than a 10% interest in ProAct, the investment is accounted for using the cost method.

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)
                               September 30, 2000

3.   Long-Term Debt

     Long-term debt consists
     of the following:
                                  December 31,        September 30,
    (In thousands)                    1999                 2000
                              ---------------------------------------
                                                        (unaudited)
     New Credit Facilities          $  611,000           $  540,000

     Senior Notes                      500,000              497,000
     Private Placement Debt            450,000              450,000
     Senior Subordinated Notes           2,596                2,596
                                    ----------           ----------
       Total long-term debt         $1,563,596           $1,489,596
                                    ==========           ==========

Credit Facilities

On April 12, 1999, the Company entered into two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase"), as the administrative agent for a consortium of banks. The credit facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver/term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. The $1 Billion Facility, which had an outstanding balance of $540 million at September 30, 2000, will mature on April 12, 2004.

Senior Notes

On September 29, 2000, the Company repaid $3 million of its 7.5% Senior Notes due November 15, 2027, for a price of $2.7 million. The gain resulting from this repayment was insignificant. The repayment was funded by the New Credit Facility.

4.    Related Party Transactions

The Company recorded revenues of approximately $1.2 million and $3.5 million during the three and nine months ended September 30, 1999, respectively, and $920,000 and $3.1 million during the three and nine months ended September 30, 2000, respectively, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $795,000 and $2.3 million during the three and nine months ended September 30, 1999, respectively, and $958,000 and $2.8 million during the three and nine months ended September 30, 2000, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

The Company recorded net revenues of approximately $4.5 million during the nine months ended September 30, 2000, relating to advertising sales to one of the Company's equity interest investments (which is accounted for using the cost method). See Note 2.

5.       Proposed Acquisition and Subsequent Events

Proposed Acquisition

In September 2000, the Company announced that it entered into an agreement to acquire WMUR-TV in Manchester, New Hampshire for $185 million. The Company expects this acquisition to be part of a three party swap including Emmis (see
Note 2). The purchase price is expected be funded by (i) $160 million from Emmis, once Emmis exercises their option to purchase the Phoenix radio stations (see Note 2), and (ii) $25 million plus the cost of any transaction expenses from the Company's New Credit Facility (see Note 3). This swap is expected to close in the first quarter of 2001.

Financing Arrangements

On October 5, 2000 and October 20, 2000, the Company repaid $3.7 million and $10 million, respectively, of its 7% Senior Notes, due January 15, 2018, for a price of $3.2 million and $8.7 million, respectively. Additionally, on November 7, 2000, the Company repaid $13.5 million of its 7.5% due November 15, 2027 for a price of $12 million. These repayments were funded using the $1 Billion Facility (see Note 3).

Item 2.   Management's Discussion and Analysis of Financial  Condition
-------   ------------------------------------------------------------
          and Results of Operations
          -------------------------

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

On August 1, 2000, Emmis Communications Corp. ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Transaction") under a Program Service and Time Brokerage Agreement for a period of up to three years. During that period, the Company will receive a time brokerage fee from Emmis. Emmis has made an initial payment of $20 million to an intermediary for the option to acquire the stations during the period of up to three years for a total purchase price of $160 million. See Note 2 of the notes to the condensed consolidated financial statements.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. See Note 2 of the notes to the condensed consolidated financial statements.

Results of operations for the three and nine months ended September 30, 2000 include (i) the historical results of the Company's 22 owned television stations (which excludes KQCA) and fees from the three television and two radio stations managed by the Company (see Note 4 of the notes to the condensed consolidated financial statements) for the entire period presented; (ii) the time brokerage agreement for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 through September 30, 2000; (iii) the historical results of KTAR-AM, KMVP-AM and KKLT-FM from January 1 through July 31, 2000, and the time brokerage agreement for these stations from August 1 through September 30, 2000; and, (iv) the historical results of WXII-AM and WLKY-AM from January 1 through August 8, 2000. Results of operations for the three and nine months ended September 30, 1999 include the historical results of: (i) WCVB, WTAE, WBAL, KMBC, WISN, WLWT, KOCO, KITV, WAPT, KHBS/KHOG, KSBW, WPTZ/WNNE and KCRA; fees from the three television and two radio stations managed by the Company (see Note 4 of the notes to the condensed consolidated financial statements); and, the time-brokerage agreement for KQCA for the entire period presented; and, (ii) the nine television stations and five radio stations acquired in the Pulitzer Merger from March 19 through September 30, 1999.


The following discussion of results of operations does not include the pro forma effects of the Pulitzer Merger and the related Pulitzer Issuance and Financing or the Hearst Issuance (for the nine months ended September 30, 1999) or the Phoenix Transaction (for the 1999 and 2000 periods).


Three Months Ended September 30, 2000
Compared to Three Months Ended September 30, 1999

Total revenues. Total revenues include (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended September 30, 2000 were $178.4 million, as compared to $166.7 million in the three months ended September 30, 1999, an increase of $11.7 million or 7%. The increase was primarily attributable to (i) an increase in gross political advertising revenues during the 2000 period, and (ii) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. This increase was partially offset by the Phoenix Transaction which reduced total revenues by $1.7 million in the 2000 period, however, this had no effect on Broadcast Cash Flow.

Station operating expenses. Station operating expenses were $80.6 million in the three months ended September 30, 2000 and September 30, 1999.

Amortization of program rights. Amortization of program rights in the three months ended September 30, 2000 was $14.6 million, as compared to $16.1 million in the three months ended September 30, 1999, a decrease of $1.5 million or 9.3%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $31.2 million in the three months ended September 30, 2000, as compared to $30.4 million in the three months ended September 30, 1999, an increase of $0.8 million or 2.6%. The increase was primarily attributable to increased capital expenditures in 1999 and 2000 related to digital conversions and special projects.

Station operating income. Station operating income in the three months ended September 30, 2000 was $52 million, as compared to $39.7 million in the three months ended September 30, 1999, an increase of $12.3 million or 31%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $5.2 million in the three months ended September 30, 2000, as compared to $3.6 million in the three months ended September 30, 1999, an increase of $1.6 million or 44.4%. The increase was primarily attributable to an increase in compensation expense due to the Company's improved results of operations in 2000 as compared to 1999.

Interest expense, net. Interest expense, net was $28.5 million in the three months ended September 30, 2000, as compared to $29 million in the three months ended September 30, 1999, a decrease of $0.5 million or 1.7%. This decrease in interest expense was primarily attributable to a lower outstanding debt balance in the third quarter of 2000 than in the third quarter of 1999 offset by an increase in interest rates, which impacted the variable portion of the Company's debt.

Gain on disposition of assets. The Company recorded a gain on disposition of assets of $1.1 million in the three months ended September 30, 2000. This gain resulted from the sale of WXII-AM and WLKY-AM to Truth Broadcasting Corporation on August 8, 2000. See Note 2 of the notes to the condensed consolidated financial statements.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $1.9 million in the three months ended September 30, 2000. This loss represents the Company's equivalent equity interest in the operating loss of Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $8 million in the three months ended September 30, 2000, as compared to $3.8 million in the three months ended September 30, 1999, an increase of $4.2 million or 111%. The effective rate was 45.9% for the three months ended September 30, 2000 as compared to 53.3% for the three months ended September 30, 1999. This represents federal and state income taxes as calculated on the Company's income before income taxes. The decrease in the effective rate relates primarily to the impact of the non-tax deductible goodwill amortization related to the Pulitzer merger. The effect of the non-tax deductible goodwill amortization decreased as the pre-tax income increased in 2000 as compared to 1999. Management believes that the Company's effective rate should continue to decrease as future pre-tax income increases and the effect of such non-deductible expenses continues to decrease.

Net income. Net income was $9.4 million in the three months ended September 30, 2000, as compared to $3.3 million in the three months ended September 30, 1999, an increase of $6.1 million or 185%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $83 million in the three months ended September 30, 2000, as compared to $71.8 million in the three months ended September 30, 1999, an increase of $11.2 million or 15.6%. The increase was primarily attributable to (i) an increase in gross political advertising revenues during the 2000 period, and (ii) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. Broadcast cash flow margin increased to 46.5% for the three months ended September 30, 2000 from 43.1% for the three months ended September 30, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Nine Months Ended September 30, 2000
Compared to Nine Months Ended September 30, 1999

Total revenues. Total revenues include (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the nine months ended September 30, 2000 were $544.9 million, as compared to $466.2 million in the nine months ended September 30, 1999, an increase of $78.7 million or 16.9%. The increase was primarily attributable to (i) the Pulitzer Merger which added $46 million to 2000 total revenues, (ii) an increase in gross political advertising revenues during 2000, (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates, and
(iv) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. This increase was partially offset by the Phoenix Transaction which reduced total revenues by $1.7 million in the 2000 period, however, this had no effect on Broadcast Cash Flow.

Station operating expenses. Station operating expenses in the nine months ended September 30, 2000 were $244.8 million, as compared to $218.1 million in the nine months ended September 30, 1999, an increase of $26.7 million or 12.2%. The increase was primarily attributable to the Pulitzer Merger, which added $24.9 million to station operating expenses during 2000.

Amortization of program rights. Amortization of program rights was $44.6 million in the nine months ended September 30, 2000 and September 30, 1999.

Depreciation and amortization. Depreciation and amortization of intangible assets was $94.5 million in the nine months ended September 30, 2000, as compared to $76.5 million in the nine months ended September 30, 1999, an increase of $18 million or 23.5%. The increase was primarily attributable to (i) the Pulitzer Merger, which added $14.7 million to depreciation and amortization of intangibles during 2000 and, (ii) increased capital expenditures in 1999 and 2000 related to digital conversions and special projects.

Station operating income. Station operating income in the nine months ended September 30, 2000 was $161 million, as compared to $126.9 million in the nine months ended September 30, 1999, an increase of $34.1 million or 26.9%. The increase in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $13.2 million in the nine months ended September 30, 2000, as compared to $11.9 million in the nine months ended September 30, 1999, an increase of $1.3 million or 10.9%. The increase was primarily attributable to an increase in compensation expense due to the Company's improved results of operations in 2000 as compared to 1999.

Interest expense, net. Interest expense, net was $88.5 million in the nine months ended September 30, 2000, as compared to $78 million in the nine months ended September 30, 1999, an increase of $10.5 million or 13.5%. This increase in interest expense was primarily attributable to (i) a larger outstanding debt balance during the first quarter of 2000 than in the first quarter of 1999, which was the result of the Financing in connection with the Pulitzer Merger,
(ii) an increase in interest rates, which impacted the variable rate portion of the Company's debt, and (iii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the $250 Million Facility on April 10, 2000 (see Note 3 of the notes to the condensed consolidated financial statements).

Gain on disposition of assets. The Company recorded a gain on disposition of assets of $1.1 million in the nine months ended September 30, 2000. This gain resulted from the sale of WXII-AM and WLKY-AM to Truth Broadcasting Corporation on August 8, 2000. See Note 2 of the notes to the condensed consolidated financial statements.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $4.3 million in the nine months ended September 30, 2000. This loss represents the Company's equivalent equity interest in the operating loss of IBS.

Income taxes. Income tax expense was $25.7 million in the nine months ended September 30, 2000, as compared to $17.4 million in the nine months ended September 30, 1999, an increase of $8.3 million or 47.7%. The effective rate was 45.9% for the nine months ended September 30, 2000 as compared to 47.0 % for the nine months ended September 30, 1999. This represents federal and state income taxes as calculated on the Company's income before income taxes. The decrease in the effective rate relates primarily to the impact of the non-tax deductible goodwill amortization related to the Pulitzer merger. The effect of the non-tax deductible goodwill amortization decreased as the pre-tax income increased in 2000 as compared to 1999. Management believes that the Company's effective rate should continue to decrease as future pre-tax income increases and the effect of such non-deductible expenses continues to decrease.

Extraordinary item. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in the nine months ended September 30, 1999. This extraordinary item, which resulted from the early retirement of the Company's Revolving Credit Facility, includes the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility.

Net income. Net income was $30.3 million in the nine months ended September 30, 2000, as compared to net income of $16.6 million in the nine months ended September 30, 1999, an increase of $13.7 million or 82.5%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $255.4 million in the nine months ended September 30, 2000, as compared to $206.5 million in the nine months ended September 30, 1999, an increase of $48.9 million or 23.7%. The increase was primarily attributable to (i) the Pulitzer Merger, which added $18.6 million to broadcast cash flow during the 2000 period, (ii) an increase in gross political advertising revenues, (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates, and
(iv) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. Broadcast cash flow margin increased to 46.9% for the nine months ended September 30, 2000 from 44.3% for the nine months ended September 30, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

On April 12, 1999, the Company entered into two new revolving credit facilities (the "New Credit Facilities") with the Chase Manhattan Bank ("Chase"), as the administrative agent for a consortium of banks. The credit facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver / term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. The $1 Billion Facility, which has an outstanding balance of $540 million at September 30, 2000, will mature on April 12, 2004.

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

On September 26, 2000 and November 7, 2000, the Company repaid $3 million and $13.5 million, respectively, of its 7.5% Senior Notes due November 15, 2027, for a price of $2.6 million and $12 million, respectively. Additionally, on October 5, 2000 and October 20, 2000, the Company repaid $3.7 million and $10 million, respectively, of its 7% Senior Notes, due January 15, 2018, for a price of $3.2 million and $8.7 million, respectively. These repayments were funded by drawdowns from the $1 Billion Facility.

During the first quarter of 2001, the company anticipates it will close on the swap of the Phoenix radio stations for WMUR-TV. In connection with this transaction, the Company expects to borrow approximately $25 million plus the cost of any transaction expenses from the New Credit Facility. See Note 5 of the notes to the condensed consolidated financial statements.

Capital expenditures were $52.3 million in 1999 and $23.1 million during the nine months ended September 30, 2000. The Company invested approximately (i)$2.5 million in special projects/towers, approximately (ii) $3 million in digital conversion projects at various stations (iii) $17.6 million in maintenance projects, during the 2000 period. The Company expects to spend approximately $35.4 million for the year ended December 31, 2000 including approximately (i) $23.5 million in maintenance projects, (ii) $8.5 million in digital projects, and (iii) $3.4 million in special projects/towers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's $1 Billion Facility is sensitive to changes in interest rates. As of September 30, 2000, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Part II   Other Information

Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------

(a)      Exhibits:
         ---------

Exhibit No.
-----------

10.1 Asset Purchase Agreement among Hearst-Argyle Television, Inc., Hearst-Argyle Properties, Inc. and WMUR-TV, Inc. dated September 7, 2000.

10.2 Letter Agreement between Hearst-Argyle Television, Inc. and NBC Television Network ("NBC") dated June 30, 2000.

27.1     Financial Data Schedule.


(b)      Reports on Form 8-K:
         --------------------

The Company did not file any reports on Form 8-K in the quarter ended September 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Hearst-Argyle Television, Inc.
                                     ------------------------------------
                                     Registrant



November 13, 2000                  By:  /s/ Harry T. Hawks
--------------------------------        ---------------------------------
Date                                    Harry T. Hawks,
                                        Executive Vice President and
                                        Chief Financial Officer,
                                        (Principal Financial and
                                        Accounting Officer)