Form 10-K405
period 2000-12-31
HEARST ARGYLE TELEVISION INC
filed 2001-03-27
CIK 949536

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

   For the fiscal year ended December 31, 2000
                                      or

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


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 19, 2001, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $311,375,157.

  Shares of Common Stock outstanding as of March 19, 2001: 91,749,994 shares (consisting of 50,451,346 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

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

                                    PART I

ITEM 1. BUSINESS

  As of March 19, 2001, Hearst-Argyle Television, Inc. (the "Company") owned or managed 27 television stations that reached approximately 17.5% of U.S. television households, and five radio stations. The Company is one of the country's largest independent, or non-network-owned, TV station groups. The Company is also the largest ABC affiliate group and the second largest NBC affiliate group.

General

  The Company was formed in 1994 as a Delaware corporation under the name Argyle Television, Inc. ("Argyle"), and its business operations began in January 1995 with the consummation of its acquisition of three television stations. Pursuant to a merger transaction that was consummated on August 29, 1997 and effective September 1, 1997 (the "Hearst Transaction"), The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle and merged a wholly owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). Since the Hearst Transaction, the Company has acquired additional television stations through certain asset purchase, asset exchange or merger transactions, including, but not limited to, a merger transaction with Pulitzer Publishing Company ("Pulitzer") on March 18, 1999, whereby the Company acquired Pulitzer's nine television stations and five radio stations and a 3.5% interest in the Arizona Diamondbacks major league baseball team.

  The Company also holds certain equity investments in Internet Broadcasting Systems, Inc. ("IBS"), and ProAct Technologies Corp. ("ProAct") (formerly Consumer Financial Network, Inc.). The Company and IBS have formed a series of local partnerships for the development and management of local news/information/entertainment portal websites. ProAct provides on-line human resources support to corporations.

  As of March 19, 2001, Hearst owned, through its wholly owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation ("Hearst Holdings"), and Hearst Broadcasting, Inc., a Delaware corporation ("Hearst Broadcasting"), 100% of the issued and outstanding shares of Series B Common Stock, par value $.01 per share, of the Company (the "Series B Common Stock," and together with the Series A Common Stock, par value $.01 per share, of the Company, the "Series A Common Stock," the "Common Stock") and approximately 38% of the issued and outstanding shares of the Series A Common Stock, representing in the aggregate approximately 65.9% of the outstanding voting power of the Common Stock. Through its ownership of the Series B Common Stock, Hearst Broadcasting is entitled to elect as a class all but two members of the Board of Directors of the Company (the "Board"). Holders of the Series A Common Stock, together with the Company's Series A Preferred Stock, par value $.01 per share, and Series B Preferred Stock, par value $.01 per share, are entitled to elect the remaining two members of the Board. In connection with Hearst's contribution of its broadcast group to Argyle on August 29, 1997, Hearst agreed that, for as long as it held any shares of Series B Common Stock and to the extent that Hearst during such time also held any shares of Series A Common Stock, it would vote its shares of Series A Common Stock with respect to the election of directors only in the same proportion as the shares of Series A Common Stock not held by Hearst are so voted.

  The Company is organized under the laws of the State of Delaware and its principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, (212) 887-6800. The Series A Common Stock is listed on the NYSE under the symbol "HTV."

Recent Developments

  On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc., renamed KQCA Hearst-Argyle Television, Inc., (the license for KQCA-TV in Sacramento, California). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement.

  On June 5, 2000, the Company, pursuant to an Option Agreement with Emmis Communication Corporation ("Emmis"), granted Emmis an option (the "Option") to acquire the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for a total purchase price of $160 million. In connection with the execution of the Option Agreement, the Company entered into a Program Service and Time Brokerage Agreement with Emmis, pursuant to which Emmis agreed to manage the Phoenix Stations beginning on August 1, 2000 and ending on the earlier to occur of (i) Emmis' exercise of the Option, (ii) the termination of the Option Agreement, or (iii) June 5, 2003. Emmis has exercised the Option and the closing of the sale of the Phoenix Stations is anticipated to be effective late in the first quarter of 2001.

  On June 30, 2000, the Company committed to a new affiliation agreement with NBC covering its 10 NBC-affiliated stations (WBAL-TV, WLWT-TV, WYFF-TV, KCRA-TV, WESH-TV, WDSU-TV, WGAL-TV, WXII-TV, WPTZ-TV/WNNE-TV, and KSBW-TV). The new agreement is for a 9-year, 6-month term, terminating on December 31, 2009.

  On August 8, 2000, the Company sold two of its radio stations, WXII-AM and WLKY-AM, located in Greensboro, NC and Louisville, KY, respectively, to Truth Broadcasting Corporation for $3.5 million.

  On September 7, 2000, the Company entered into an Asset Purchase Agreement with WMUR-TV, Inc., pursuant to which it agreed to acquire WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, for $185 million. On January 8, 2001, the Company announced that it would provide programming and other services to WMUR-TV pursuant to a Time Brokerage Agreement. The Time Brokerage Agreement will expire upon the completion of the Company's acquisition of WMUR-TV. The closing of the acquisition of WMUR-TV is anticipated to be effective late in the first quarter of 2001.

  Pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., subsequent to the closing of the acquisition of WMUR-TV, the Company has also agreed to acquire WBOY-TV, the NBC affiliate serving Clarksburg-Weston, West Virginia, for $20 million. This transaction is expected to close in the second quarter of 2001.

  During 2000, the Company repaid (i) $28 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of approximately $24.8 million, and
(ii) approximately $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of approximately $19.6 million. These repayments were funded using the Company's revolving credit facility with a consortium of banks led by The Chase Manhattan Bank, Bank of New York, Toronto Dominion and Bank of Montreal.

  On December 6, 2000, the Company entered into a program development and distribution arrangement with NBC Owned and Operated Stations and Gannett Broadcasting ("Gannett"). The first project is intended to be "The Other Half," an hour-long daytime talk show that will explore the world of women through the eyes of men, with production to commence in fall 2001.

  On January 24, 2001, the Company and NBC Enterprises announced an agreement in principle to combine their respective television production and distribution units into a new venture to produce and syndicate first-run and original-for-cable programming. It is intended that this new venture will participate in projects with the arrangement among the Company, NBC and Gannett station groups referred to in the preceding paragraph.

The Stations

  Of the 27 television stations the Company owns or manages, 20 are in the top 50 of the 210 generally recognized geographic designated market areas ("DMAs") according to A.C. Nielsen Co. ("Nielsen") estimates for the 2000-2001 television broadcasting season. The Company owns 23 television stations and three radio stations. In addition, the Company manages two television stations (WMOR-TV in the Tampa, Florida market and WPBF-TV in the West Palm Beach, Florida market) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), that are owned by Hearst. The Company also provides management services to Hearst in order to allow Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV in Kansas City, Missouri (the "Missouri LMA"). Finally, the Company provides programming and other services to WMUR-TV in the Manchester, New Hampshire market. The Company, as noted previously, is in the process of completing the acquisition of WMUR-TV. For the year ended December 31, 2000, on a pro forma basis, the Company's total revenues and broadcast cash flow were $740 million and $362.7 million, respectively.

  The following table sets forth certain information for each of the Company's owned and managed television stations:

                                                                 Percentage of
                                                                     U.S.
                          Market  Television   Network            Television
         Market           Rank(1)  Station   Affiliation Channel Households(2)
         ------           ------- ---------- ----------- ------- -------------
Boston, MA...............     6      WCVB        ABC          5       2.19%
Manchester, NH(3)........     6      WMUR        ABC          9        --
Tampa, FL(4).............    14      WMOR        IND         32       1.48%
Sacramento, CA...........    19      KCRA        NBC          3       1.16%
Sacramento, CA...........    19      KQCA        WB          58        --
Pittsburgh, PA...........    20      WTAE        ABC          4       1.11%
Orlando, FL..............    21      WESH        NBC          2       1.10%
Baltimore, MD............    24      WBAL        NBC         11       0.99%
Kansas City, MO..........    30      KMBC        ABC          9       0.82%
Kansas City, MO(4).......    30      KCWE        UPN         29        --
Cincinnati, OH...........    32      WLWT        NBC          5       0.81%
Milwaukee, WI............    33      WISN        ABC         12       0.81%
Greenville, SC...........    35      WYFF        NBC          4       0.72%
New Orleans, LA..........    42      WDSU        NBC          6       0.62%
West Palm Beach, FL(4)...    43      WPBF        ABC         25       0.62%
Oklahoma City, OK........    45      KOCO        ABC          5       0.59%
Lancaster, PA............    46      WGAL        NBC          8       0.59%
Greensboro, NC...........    47      WXII        NBC         12       0.59%
Louisville, KY...........    48      WLKY        CBS         32       0.58%
Albuquerque, NM..........    50      KOAT        ABC          7       0.56%
Des Moines, IA...........    70      KCCI        CBS          8       0.39%
Honolulu, HI.............    72      KITV        ABC          4       0.38%
Omaha, NE................    75      KETV        ABC          7       0.37%
Jackson, MS..............    88      WAPT        ABC         16       0.30%
Burlington,
 VT/Plattsburgh, NY......    91   WPTZ/WNNE      NBC       5/31       0.29%
Ft. Smith/Fayetteville,
 AR......................   115   KHBS/KHOG      ABC      40/29       0.22%
Monterey-Salinas, CA.....   118      KSBW        NBC          8       0.22%
                                                                     -----
  Total..................                                            17.51%
                                                                     =====

--------
(1) Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2000-2001 season.
(2) Based on Nielsen estimates for the 2000-2001 season.
(3) Television station WMUR-TV is managed by the Company pursuant to a Time Brokerage Agreement with WMUR-TV, Inc. The Time Brokerage Agreement will expire upon the Company's acquisition of WMUR-TV, which is expected to close late in the first quarter of 2001.
(4) Television stations WMOR-TV and WPBF-TV are managed by the Company under a management agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under a Program Services and Time Brokerage Agreement between Hearst and the licensee of television station KCWE-TV in Kansas City, Missouri.

  The following table sets forth certain information for each of the Company's owned and managed radio stations:

                                           Market   Radio
                    Market                 Rank(1) Station         Format
                    ------                 ------- --------  -------------------
     Phoenix, AZ(2).......................    17   KTAR (AM)      News/Talk
                                                   KMVP (AM)       Sports
                                                   KKLT (FM)     Light Rock
     Baltimore, MD(3).....................    24   WBAL (AM)      News/Talk
                                                   WIYY (FM) Album Oriented Rock

--------
(1) Market rank is based on Duncan's 2000 Radio Market Guide.
(2) The Company's radio stations in Phoenix, AZ are managed by Emmis pursuant to a Time Brokerage Agreement.
(3) WBAL (AM) and WIYY (FM) radio stations are managed by the Company under a management agreement with Hearst.

  The Company has an option to acquire WMOR-TV and Hearst's interests and option with respect to KCWE-TV (together with WMOR-TV, the "Option Properties"), as well as a right of first refusal until approximately August 2003 with respect to WPBF-TV (if such station is proposed by Hearst to be sold to a third party). The option period for each Option Property commenced in February 1999 and terminates in August 2003 and the purchase price is the fair market value of the station as determined by the parties, or an independent third-party appraisal, subject to certain specified parameters. If Hearst elects to sell an Option Property prior to the commencement of, or during, the option period, the Company will have a right of first refusal to acquire such Option Property. The exercise of the option and the right of first refusal will be by action of the independent directors of the Company, and any option exercise may be withdrawn by the Company after receipt of the third-party appraisal.

Network Affiliation Agreements and Relationship

  General. Each of the Company's owned or managed television stations (collectively, the "Stations") is affiliated with one of the following networks pursuant to a network affiliation agreement: ABC, NBC, CBS, UPN and WB (each, a "Network"), except WMOR-TV in Tampa, Florida, which is currently operating as an independent station. Each affiliation agreement provides the affiliated Station with the right to rebroadcast all programs transmitted by the Network with which the Station is affiliated. In return, the Network has the right to sell a substantial majority of the advertising time during such broadcasts. The long established networks (ABC, CBS and NBC) generally pay the station a specified network compensation payment which varies with the time of day in exchange for every hour that a station broadcasts the network programming. Typically, prime-time programming generates the highest hourly network compensation payments. In the past year, however, ABC, CBS and NBC have begun to eliminate or sharply reduce compensation payments to stations for clearance of network programming. In some cases, networks have undertaken to cut compensation when a station is to be sold and the affiliation agreement is to be assigned or transferred or when an old affiliation agreement has expired. The Company's new affiliation agreement with NBC referred to below provides for compensation weighted towards the first part of the term and declines to zero by the end of the term. The more recently established networks (FOX, UPN, WB and PAX) generally pay little or no cash compensation for the clearance of network programming. They tend, however, to offer the affiliated station more advertising availabilities for local sale within network programming than do the long established networks.

  Twelve of the Stations have network affiliation agreements with ABC, 10 of the Stations have agreements with NBC, two of the Stations have agreements with CBS, one of the Stations has an agreement with WB and one of the Stations has an agreement with UPN. In addition, three of the Company's radio stations have affiliation agreements with networks that provide certain content (i.e., news, sports, etc.) for such stations. The Company's radio stations are less dependent on their affiliation agreements for programming. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

  ABC. Generally, the term of each affiliation agreement with ABC is two years, renewable for successive two-year periods, and each affiliation agreement is subject to cancellation by either party upon six months notice to the other party. In the case of WTAE, the affiliation agreement is not subject to cancellation on six months notice, and the term of the affiliation agreement will be successively renewed unless either party gives the other notice of non-renewal six months prior to the end of the then current term. In the case of KITV, the affiliation agreement is not expressly renewable but is effective through January 2005. In the case of WAPT, the affiliation agreement is for a term of 10 years (through March 5, 2005). In the case of WPBF, the affiliation agreement is for a term of 8 years (through August 30, 2003). In the case of KETV and KOAT, the affiliation agreements are each for a term of 10 years (through November 1, 2004). In the case of KOCO, the term of affiliation has been extended through December 31, 2004. In 1994 negotiations commenced to renew the ABC affiliation agreements relating to the ABC affiliates acquired in the Hearst Transaction to provide for, among other things, 10-year terms and increased compensation. Such agreements are still in the process of negotiation and documentation has not yet been finalized, although the Company is receiving its increased compensation. In the case of WMUR-TV, the affiliation agreement is for a term of 10 years, expiring on August 7, 2005. In addition, the Company has agreed to certain modifications in the compensation package with ABC as a result of the Monday Night Football package.

  NBC. In June, 2000, the Company agreed to a new affiliation agreement with NBC for its current roster of NBC-affiliated stations: WBAL, WLWT, WYFF, WGAL, WXII, WPTZ/WNNE, KSBW, KCRA, WESH and WDSU. The term of the new agreement is for a period of nine years, six months, terminating December 31, 2009.

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

The Commercial Television Broadcasting Industry

  General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for broadcasting in any one geographic area, and a license to operate a television station must be granted by the Federal Communications Corporation or FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television and satellite delivery systems, however, have reduced to some extent the VHF signal advantage.

  All television stations in the country are grouped by Nielsen, a national audience measuring service, into 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. These specific geographic markets are referred to by Nielsen as DMAs. Nielsen periodically publishes data on estimated audiences for the television stations in the various markets throughout the country. The estimates are expressed in terms of the percentage of the total potential audience in the market viewing a station (the station's "rating") and of the percentage of households using television actually viewing the station (the station's "share"). Nielsen provides such data on the basis of total television households and selected demographic groupings in the market. Nielsen uses two methods of determining a station's ability to attract viewers. In larger geographic markets, ratings are determined by a combination of meters connected directly to selected television sets and weekly diaries of television viewing, while in smaller markets only weekly diaries are utilized.

  Historically, three broadcast networks--ABC, NBC and CBS--dominated broadcast television. In recent years, however, Fox effectively has evolved into the fourth network, even though it produces less of prime time programming than the other major networks. In addition, UPN, WB and, more recently, PAX have been launched as television networks. Stations that operate without network affiliations are referred to as "independent" stations. All of the Stations are affiliated with networks, except WMOR-TV, which became an independent station as of October 1, 1999. The acquisition of CBS by Viacom in May, 2000 resulted in the ownership of two networks (CBS and UPN) by one company in violation of FCC rules. The FCC has granted Viacom a temporary waiver of the dual network rule for twelve months. It is unknown at this time whether Viacom will sell or shut down the UPN network or whether the FCC may permanently waive or eliminate the dual network rule. The Company operates only one UPN affiliate, KCWE-TV, Kansas City, pursuant to an LMA.

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

  Television station revenues are derived primarily from local, regional and national advertising and, to a much lesser extent, from Network Compensation and revenues from studio or tower rental and commercial production activities. As noted previously, the Network Compensation component of station revenues is projected to decline in the future. Advertising rates are set based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts. From time to time, proposals have been advanced in the U.S. Congress and at the FCC to require television broadcast stations to provide advertising time to political candidates at no or reduced charge, which would eliminate in whole or in part advertising revenues from political candidates.

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

  The television broadcasting industry is continually faced with such technological change and innovation, the possible rise in popularity of competing entertainment and communications media and governmental restrictions or actions of federal regulatory bodies, including the FCC and the Federal Trade Commission, any of which could have a material effect on the Stations. Technological innovation, and the resulting proliferation of programming alternatives such as cable, direct satellite-to-home services, pay-per-view and home video and entertainment systems have fractionalized television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, cable television has captured an increasing market share, while the aggregate viewership of the major television networks has declined. In addition, the expansion of cable television and other industry changes have increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase the Company's programming costs or impair its ability to acquire programming.

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

  The Stations compete for television viewership share against local network-affiliated and independent stations, as well as against cable and alternate methods of video transmission. These other transmission methods can increase competition for a station by bringing into its market distant broadcasting signals not otherwise available to the station's audience and also by serving as a distribution system for non-broadcast programming originated on the cable system.

  Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems or "wireless cable" satellite master antenna television systems and some low power, in-home satellite services. The Stations also face competition from high-powered direct broadcast satellite services, such as EchoStar (DISH Network) and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

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

  Advertising rates are based upon the size of the market in which a station operates, a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, the aggressiveness and knowledgeability of sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates also are determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Broadcast television stations compete for advertising revenues with other broadcast television stations and with the print media, radio stations, internet Web sites and cable system operators serving the same market. Additional competitors for advertising revenues include a variety of other media, including direct marketing. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not generally for advertising dollars.

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

  Pulitzer Merger. On March 18, 1999, pursuant to authority granted to it by the FCC, the Company consummated its acquisition of certain television stations owned by Pulitzer Publishing Company. Because the Company's acquisition of certain of the Pulitzer stations was not in compliance with the FCC's then-existing television duopoly rule, which prohibited the common ownership of television broadcast stations with overlapping Grade B signal contours, the FCC's consent to the Pulitzer Merger was subject to certain conditions.

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

  In addition, because the FCC's revised TV duopoly rule now permits the ownership of two television stations in the same DMA if at least eight independently owned and operating full-power television stations remain in the market and at least one of the two stations is not among the top four-ranked stations in the market based on audience share, the Company was able to acquire KQCA(TV) which, along with the Company's KCRA-TV, is located in the Sacramento, California, market. The KQCA acquisition was consummated on January 31, 2000. As noted above, the Company had been providing programming to KQCA(TV), pursuant to the KQCA Time Brokerage Agreement, since January 5, 1999.

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

  The following table provides the expiration dates for the main station licenses of the Company's television stations:

                                                                Expiration of
      Station                                                   FCC License(1)
      -------                                                  ----------------
      WCVB.................................................... April 1, 2007
      WMUR(2)................................................. April 1, 2007
      WMOR(3)................................................. February 1, 2005
      KCRA.................................................... December 1, 2006
      KQCA.................................................... December 1, 2006
      WTAE.................................................... August 1, 2007
      WESH.................................................... February 1, 2005
      WBAL.................................................... October 1, 2004
      KMBC.................................................... February 1, 2006
      KCWE(3)................................................. February 1, 2006
      WLWT.................................................... October 1, 2005
      WISN.................................................... December 1, 2005
      WYFF.................................................... December 1, 2004
      WDSU.................................................... June 1, 2005
      WPBF(3)................................................. February 1, 2005
      KOCO.................................................... June 1, 2006
      WGAL.................................................... August 1, 2007
      WXII.................................................... December 1, 2004
      WLKY.................................................... August 1, 2005
      KOAT.................................................... October 1, 2006
      KOCT (satellite station of KOAT)........................ October 1, 2006
      KOVT (satellite station of KOAT)........................ October 1, 2006

                                                                Expiration of
      Station                                                   FCC License(1)
      -------                                                  ----------------
      KCCI.................................................... February 1, 2006
      KITV.................................................... February 1, 2007
      KHVO (satellite station of KITV)........................ February 1, 2007
      KMAU (satellite station of KITV)........................ February 1, 2007
      KETV.................................................... June 1, 2006
      WAPT.................................................... June 1, 2005
      WPTZ.................................................... June 1, 2007
      WNNE (satellite station of WPTZ)........................ April 1, 2007
      KHBS.................................................... June 1, 2005
      KHOG (satellite station of KHBS)........................ June 1, 2005
      KSBW.................................................... December 1, 2006

--------
(1) For more information, you should read "Digital Television Service" below relating to the transition to digital television.
(2) WMUR-TV is managed by the Company pursuant to a Time Brokerage Agreement.
(3) WMOR-TV and WPBF-TV are managed by the Company under a management agreement with Hearst. In addition, the Company provides certain management services to Hearst pursuant to a Management Agreement which allows Hearst to fulfill its obligations under a certain Programming Services and Time Brokerage Agreement between Hearst and KCWE-TV Inc., the licensee of KCWE.

  Ownership Regulation. The Communications Act, FCC rules and regulations and the Telecommunications Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. As detailed below, in August 1999, the FCC substantially revised a number of its multiple ownership and attribution rules. In three separate orders, the FCC revised its rules regarding measurements of and limitations on national television ownership, restrictions of local television ownership and radio-television cross-ownership, and attribution of broadcast ownership interests. The three orders, which resolve a number of rulemaking proceedings launched at the beginning of the decade, take into consideration mandates included in the Telecommunications Act, which liberalized the radio ownership rules and directed the FCC to consider similar deregulation for television. In January 2001, the FCC acted on reconsideration of these orders and made some modest revisions. Judicial review of some aspects of the rules will likely be sought. The FCC's various broadcast ownership rules, inclusive of the recent revisions, are summarized below:

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

  Local Television Ownership. The FCC's new TV local ownership rule permits parties to own two television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the new rules permit parties in larger markets to own up to two TV stations in the same DMA so long as at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The local ownership also applies to same-market local marketing agreements ("LMAs") involving more than 15% of the brokered station's program time, although current LMAs entered into prior to November 5, 1996 will be exempt from the local television ownership rule for a limited period of time of either two or five years, depending on the LMA's date of adoption. Further, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. The Company is currently in full compliance with the FCC's local television ownership rule and the Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri has been grandfathered until the conclusion of the FCC's biennial review of its broadcast ownership rules in 2004.

  National Television Ownership Cap. On the national level, the Communications Act imposes a 35% national audience reach cap for television ownership, under which one party may have an attributable interest in television stations which reach no more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station for this purpose by 50%. The FCC will consider whether the national ownership cap and the "UHF Discount" should be modified as part of the biennial review of its broadcast ownership rules initiated in 2000. Additionally, under the new FCC rules, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of that market only once for national cap purposes. The constitutionality of the national cap is being challenged in two cases pending in the United States Court of Appeals for the District of Columbia.

  Radio-Television Cross Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances. The FCC's new radio-television cross-ownership rule embodies a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations (if 8 full-power television stations would remain in the market post-transaction) or, if permissible under the new local television ownership rule, two television stations and six radio stations.

  Waivers of the new radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the local television ownership rule, the FCC will not waive the radio-television cross-ownership rules in situations of failing or unbuilt stations.

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

  The FCC opened an inquiry to review specifically the newspaper/radio waiver policy, and in 1997 the Newspaper Association of America ("NAA") filed a Petition for Rulemaking, seeking complete elimination of the newspaper cross-ownership restrictions. This rule was also part of the FCC's broad 1998 biennial review of ownership rules. The FCC has not, however, indicated a timetable for action in any of these proceedings. With all of these proceedings still pending after the FCC has opened the door to numerous media consolidations under the three August 1999 orders, NAA filed an emergency petition in August 1999 seeking immediate action suspending enforcement of the newspaper cross-ownership rule, or temporarily relaxing its waiver policy. On January 24, 2001, the FCC announced in its 2000 Biennial Review that it would "in the future" issue a Notice of Proposed Rulemaking looking toward relaxation of the newspaper-broadcast cross-ownership rule.

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

  Importantly, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. It should also be noted that the single majority shareholder exemption has been eliminated, but existing nonattributable minority stakes are grandfathered if they were in place before December 14, 2000. In a related development on March 2, 2001, the United States Court of Appeals for the District of Columbia held the FCC's elimination of the single majority shareholder exemption to be unjust in the context of cable television. That case has been remanded to the FCC for further proceedings.

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

  Local Marketing Agreements. Under LMAs, also referred to as Time Brokerage Agreements or TBAs, the licensee of one station provides the programming for another licensee's station. Under the FCC's rules, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Thus, in the future with respect to markets in which the Company owns television stations, the Company generally will not be able to enter into an LMA with another television station in the same market if it cannot acquire that station under the revised local television ownership rule.

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

  Video Description. In an effort to assist visually impaired viewers, the FCC has adopted video description rules which require the insertion into a TV program of narrated descriptions of settings and actions that are not otherwise reflected in the dialogue, such as the movement of a person in the scene. Currently, the FCC's rules require that for emergency information, all stations must make the critical details accessible to people with visual disabilities. Effective second quarter 2002, the FCC's rules will require television stations in the top 25 markets that are affiliated with ABC, CBS, NBC and Fox to provide a minimum of 50 hours per quarter of described prime time and/or children's programming. Also, the rules will generally require all television stations to pass through any video description received from a programming provider, provided the station has the technical capability to do so. The FCC has indicated that it will consider in the future whether and when to increase the 50 hour requirement and to include more stations under the rule.

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

  Equal Employment Opportunity. On January 17, 2001, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. On January 31, 2001, the FCC suspended the effectiveness of the majority of the FCC's EEO rules. The only requirements left in effect are the FCC's general requirements to afford equal opportunity in employment and the FCC's prohibition on employment discrimination. The FCC and other parties have petitioned the court for rehearing.

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

  Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC has required affiliates of ABC, CBS, NBC and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other broadcasters must follow suit by May 1, 2002.

  The Company's digital television implementation schedule is as follows:

                                                    FCC Mandated
                                                    Timetable For
                           Market  Analog    DTV   Construction of
Station (Affiliation)      Rank(1) Channel Channel DTV Facilities
---------------------      ------- ------- ------- ---------------
WCVB, Boston, MA (ABC)...      6       5      20    May 1, 1999
WMUR, Manchester, NH
 (ABC)...................      6       9      59    May 1, 1999
WMOR, Tampa, FL
 (Independent)(2)........     13      32      19    May 1, 2002
WTAE, Pittsburgh, PA
 (ABC)...................     20       4      51    Nov. 1, 1999
KCRA, Sacramento, CA
 (NBC)...................     19       3      35    Nov. 1, 1999
KQCA, Sacramento, CA
 (WB)....................     19      58      46    May 1, 2002
WESH, Orlando, FL
 (NBC)(3)................     22       2      11    Nov. 1, 1999
WBAL, Baltimore, MD
 (NBC)...................     24      11      59    Nov. 1, 1999
WLWT, Cincinnati, OH
 (NBC)...................     32       5      35    Nov. 1, 1999
WISN, Milwaukee, WI
 (ABC)...................     33      12      34    May 1, 2002
KMBC, Kansas City, MO
 (ABC)...................     31       9      14    May 1, 2002
KCWE, Kansas City, MO
 (UPN)(2)................     31      29      31    May 1, 2002
WYFF, Greenville, SC
 (NBC)...................     35       4      59    May 1, 2002
WDSU, New Orleans, LA
 (NBC)...................     41       6      43    May 1, 2002
KOCO, Oklahoma City, OK
 (ABC)...................     45       5      16    May 1, 2002
WPBF, West Palm Beach, FL
 (ABC)(2)................     43      25      16    May 1, 2002
WGAL, Lancaster, PA
 (NBC)...................     46       8      58    May 1, 2002
WXII, Winston-Salem, NC
 (NBC)...................     47      12      31    May 1, 2002
KOAT, Albuquerque, NM
 (ABC)...................     49       7      21    May 1, 2002
KOCT, Carlsbad, NM
 (ABC)...................     49       6      19    May 1, 2002
KOVT, Silver City, NM
 (ABC)...................     49      10      12    May 1, 2002
KOFT, Farmington, NM
 (ABC)...................     49       3       8    May 1, 2002
WLKY, Louisville, KY
 (CBS)...................     48      32      26    May 1, 2002

                                                    FCC Mandated
                                                    Timetable For
                           Market  Analog    DTV   Construction of
Station (Affiliation)      Rank(1) Channel Channel DTV Facilities
---------------------      ------- ------- ------- ---------------
KCCI, Des Moines, IA
 (CBS)...................     70       8      31     May 1, 2002
KITV, Honolulu, HI
 (ABC)...................     71       4      40     May 1, 2002
KMAU, Wailuku, HI (ABC)..     71      12      29     May 1, 2002
KHVO, Hilo, HI (ABC).....     71      13      18     May 1, 2002
KETV, Omaha, NE (ABC)....     73       7      20     May 1, 2002
WAPT, Jackson, MS (ABC)..     89      16      21     May 1, 2002
WPTZ, Plattsburgh, NY
 (NBC)...................     91       5      14     May 1, 2002
WNNE, White River
 Junction, VT (NBC)......     91      31      25     May 1, 2002
KSBW, Monterey, CA
 (NBC)...................    112       8      43     May 1, 2002
KHBS, Fort Smith, AR
 (ABC)...................    118      40      21     May 1, 2002
KHOG, Fayetteville, AR
 (ABC)...................    118      29      15     May 1, 2002

--------
(1) Market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2000-2001 season.
(2) WMOR-TV and WPBF-TV are managed by the Company under the Management Agreement with Hearst. In addition, the Company provides certain management services to Hearst in order to allow Hearst to fulfill its obligations under Program Services and Time Brokerage Agreement with KCWE-TV, Inc., the licensee of KCWE-TV.
(3) WESH-TV has not commenced digital broadcasting. The Company has obtained an extension from the FCC regarding the commencement of digital broadcasting at WESH-TV.

  The FCC's plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station's non-digital channel if, in any given market: (1) one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have "exercised due diligence" in attempting to convert to digital broadcasting; (2) digital-to-analog converter technology is not available in such market; or (3) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

  In January 2001, the FCC took several actions affecting the digital transition. The FCC ruled that:

  . stations with two channels in the DTV core spectrum (2-51) must elect their final channel by December 31, 2003 so that the FCC may make plans to repackage and auction the unused spectrum.

  . while full DTV signal replication of existing Grade B NTSC signal coverage will not be required by 2004, a stronger signal of an as yet undetermined strength will be required by December 31, 2004.

  . after December 31, 2004, stations that are not replicating their NTSC signal coverage with a DTV signal will lose interference protection.

  .  it would not adopt standards for the performance of DTV television sets.

  . stations may elect to have one of their signals, NTSC or DTV, carried by cable operators, but not both.

  . cable systems are required to carry only one broadcast television program stream and program-related content. Thus, ancillary services and multiplexed program or data streams are not required to be carried by cable systems.

  While the FCC's decision on dual must carry was announced as "tentative," the effect of the decision is to require negotiations between broadcasters and cable operators over carriage terms for ancillary services and multiplexed programs or data streams.

  The FCC also is considering the impact of low power television ("LPTV") stations on digital broadcasting. Currently, stations in the LPTV service are authorized with "secondary" frequency use status, and, as such, may not cause interference to, and must accept interference from, full service television stations. With the conversion to digital television now underway, LPTV stations, which already were required to protect existing analog television stations, are now required to protect the new digital television stations and allotments as well. Thus, if an LPTV station causes interference to a new digital television station, the LPTV station must either find a suitable replacement channel or, if unable to do so, cease operating. In recognition of the consequences the digital television transition could have on many LPTV stations, Congress enacted a law in November 1999 creating a new "Class A" LPTV service that will afford some measure of primary status (i.e., interference protection) to certain qualifying LPTV stations. Thus, full service television stations have to provide interference protection to all LPTV stations certified as Class A.

  In December 1999, the FCC commenced a proceeding seeking comment on the public interest obligations of television broadcast licensees. Specifically, the FCC is requesting information in four general areas: (1) the new flexibility and capabilities of digital television, such as multiple channel transmission; (2) service to local communities in terms of providing information on public interest activities and disaster relief; (3) enhancing access to the media by persons with disabilities and using digital television to encourage diversity in the digital era; and (4) enhancing the quality of political discourse. The FCC stated that it was not proposing new rules or policies, but merely seeking to create a forum for public debate on how broadcasters can best serve the public interest during and after the transition to digital television. In January 2001, the FCC's Chairman issued a report to Congress containing certain recommendations. The rulemaking proceeding remains pending, however.

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

  In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to 16 DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. Under SHVIA, satellite carriers are permitted to retransmit local signals of television broadcasters for a period of six months from the November 29, 1999 enactment of SHVIA, without receiving retransmission consent. After the six-month period, satellite carriers will be required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. The agreement between the Company and Lifetime also applies to the grant of DBS retransmission consent rights, for which Lifetime will also compensate the Company. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. In addition, SHVIA extended the compulsory license allowing the satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate).

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

  Low Power FM. In January 2000, the FCC created two new classes of noncommercial low power FM radio stations ("LPFM"). One class (LP100) will operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) will operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed "to serve very localized communities or underrepresented groups within communities." In December 2000, Congress adopted and the President signed into law certain restrictions on the development of the LPFM radio service. The Company cannot predict the impact the introduction of low power FM radio stations may have on our business.

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

Employees

  As of December 31, 2000, the Company had approximately 2,868 full-time employees and 382 part-time employees. A total of approximately 884 employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

  The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each Station generally includes owned or leased offices, studios, transmitter sites and antenna sites. Typically, offices and main studios are located together, while transmitters and antenna sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 2000. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

                                                       Owned or    Approximate
Station/Property Location             Use               Leased         Size
-------------------------             ---              --------    -----------
Corporate                  Washington D.C. Office       Leased     3,191 sq. ft.
                           New York Office              Leased    39,864 sq. ft.
                           San Antonio Office           Leased     2,547 sq. ft.
WCVB                       Office and studio             Owned    90,002 sq. ft.
 Boston, MA                Office and studio            Leased     3,617 sq. ft.
                           Tower and transmitter        Leased     1,600 sq. ft.
KCRA/KQCA                  Office, studio and tower      Owned    75,000 sq. ft.
 Sacramento, CA            Tower and transmitter         Owned     2,400 sq. ft.
                           Tower and transmitter        Leased     1,200 sq. ft.
                           Office                       Leased     3,910 sq. ft.
WTAE                       Office and studio             Owned    68,033 sq. ft.
 Pittsburgh, PA            Tower and transmitter         Owned          37 acres
                           Office                       Leased       609 sq. ft.
WESH                       Studio, transmitter, tower    Owned    61,300 sq. ft.
 Orlando, FL               Office                       Leased     1,310 sq. ft.
 Daytona Beach, FL         Studio and office             Owned    26,000 sq. ft.
                           Tower (under construction) Partnership      190 acres
WBAL                       Office and studio             Owned    63,000 sq. ft.
 Baltimore, MD             Tower and transmitter      Partnership      3.5 acres
KMBC                       Office and studio            Leased    58,514 sq. ft.
 Kansas City, MO           Tower and transmitter         Owned        11.6 acres
WLWT                       Office and studio             Owned    54,000 sq. ft.
 Cincinnati, OH            Tower and transmitter         Owned         4.2 acres
WISN                       Office and studio             Owned    88,000 sq. ft.
 Milwaukee, WI             Tower and transmitter         Owned         5.5 acres
WYFF                       Office and studio             Owned    50,856 sq. ft.
 Greenville, SC            Tower and transmitter         Owned         1.5 acres
WDSU                       Office and studio             Owned    50,525 sq. ft.
 New Orleans, LA           Transmitter                   Owned         8.3 acres
KOCO                       Office and studio             Owned    28,000 sq. ft.
 Oklahoma City, OK         Tower and transmitter         Owned          85 acres
WGAL                       Studio and tower              Owned    58,900 sq. ft.
 Lancaster, PA             Office                       Leased     2,380 sq. ft.
WXII                       Office and studio             Owned    38,027 sq. ft.
 Winston-Salem, NC         Tower and transmitter         Owned       223.6 acres
                           Office                       Leased       550 sq. ft.
WLKY                       Office and studio             Owned    37,842 sq. ft.
 Louisville, KY            Tower and transmitter         Owned        40.0 acres

                                                   Owned or  Approximate
 Station/Property Location            Use           Leased       Size
 -------------------------            ---          --------  -----------
KOAT                         Office and studio      Owned   37,315 sq. ft.
 Albuquerque, NM             Tower and transmitter  Owned      330.5 acres
KCCI                         Office and studio      Owned   52,000 sq. ft.
 Des Moines, IA              Tower and transmitter  Owned      119.5 acres
KITV                         Office and studio      Owned   35,000 sq. ft.
 Honolulu, HI                Tower and transmitter  Leased     130 sq. ft.
                             Tower and transmitter  Leased     304 sq. ft.
                             Tower and transmitter  Leased       2.7 acres
KETV                         Office and studio      Owned   39,798 sq. ft.
 Omaha, NE                   Tower and transmitter  Owned       23.3 acres
WAPT                         Office and studio      Owned    8,600 sq. ft.
 Jackson, MS                 Tower and transmitter  Owned         24 acres
WPTZ                         Office and studio      Owned   12,800 sq. ft.
 Plattsburgh, NY             Office                 Leased   3,900 sq. ft.
                             Tower and transmitter  Owned      13.25 acres
WNNE                         Office and studio      Leased   5,600 sq. ft.
 Burlington, VT              Tower and transmitter  Leased             --
KHBS/KHOG                    Office and studio      Owned   47,004 sq. ft.
 Fort Smith/Fayetteville, AR Office and studio      Leased   1,110 sq. ft.
                             Tower and transmitter  Leased       2.5 acres
                             Tower and transmitter  Owned       26.7 acres
KSBW                         Office and studio      Owned   85,726 sq. ft.
 Monterey-Salinas, CA        Tower and transmitter  Owned      160.2 acres
                             Office                 Leased   1,150 sq. ft.
KTAR-AM/KMVP-AM/KKLT-FM      Office and studio      Owned   22,000 sq. ft.
 Phoenix, AZ                 Transmitter            Owned    1,450 sq. ft.
                             Studio                 Leased   1,130 sq. ft.

  In addition, on January 8, 2001, the Company began leasing the following property pursuant to the Time Brokerage Agreement with WMUR-TV, Inc.:

                                                 Owned or  Approximate
Station/Property Location           Use           Leased       Size
-------------------------           ---          --------  -----------
WMUR                       Office and studio      Lease   67,440 sq. ft.
 Manchester, NH            Office                 Lease    2,154 sq. ft.
                           Tower and transmitter  Lease        2.5 acres
                           Transmitter            Lease        2.0 acres
                           Transmitter            Lease      200 sq. ft.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Series A Common Stock is listed on the NYSE under the symbol "HTV." The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Series A Common Stock on the NYSE.

                                                                 High     Low
                                                                ------- --------
       1999
         First Quarter......................................... 35 1/4  21
         Second Quarter........................................ 29 1/2  22 1/16
         Third Quarter......................................... 27 3/8  20
         Fourth Quarter........................................ 27 1/16 19 15/16
       2000
         First Quarter......................................... 29 1/4  20 1/4
         Second Quarter........................................ 24      18 11/16
         Third Quarter......................................... 23 7/16 18 15/16
         Fourth Quarter........................................ 20 5/8  17 1/16

  On March 19, 2001, the closing price for the Series A Common Stock on the NYSE was $21 3/64, and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 769.

  The Company has not paid any dividends on the Series A Common Stock or the Series B Common Stock since inception and does not expect to pay any dividends on either class in the immediate future. The Company's credit facilities with Chase limits the ability of the Company to pay dividends under certain conditions.

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

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997 (effective September 1, 1997 for accounting purposes) The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. ("Argyle") and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., "Hearst-Argyle" or the "Company") (the "Hearst Transaction"). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The presentation of the historical consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group, the accounting acquirer. Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities (collectively "STC") for KSBW, the NBC affiliate serving the Monterey
- Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "STC Swap") (see
Note 3 of the notes to the consolidated financial statements). On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related Time Brokerage Agreement ("TBA") for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction") (see Note 3 of the notes to the consolidated financial statements). On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Business") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 9 of the notes to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew-down $725 million from the Revolving Credit Facility (the "Financing") (see Note 6 of the notes to the consolidated financial statements). On June 30, 1999 the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance") (see Note 9 of the notes to the consolidated financial statements). On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the license for KQCA-TV which the Company previously operated under a TBA as discussed above) (the "KQCA Acquisition"). On August 1, 2000, Emmis Communications Corp. ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Transaction") under a TBA for a period of up to three years. On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation. See Note 3 of the notes to the consolidated financial statements.

  The pro forma consolidated financial data for the year ended December 31, 2000 includes the historical results of the Company's owned stations and fees from the stations managed by the Company, adjusted to reflect the Phoenix Transaction as if the agreement had been entered into on January 1, 2000; and, the exclusion of Special charge, Other expense, net, and Extraordinary item. Such pro forma data is not necessarily indicative of the actual results that would have occurred nor of results that may occur.

                         Hearst-Argyle Television, Inc.
                     (In thousands, except per share data)

                                             Historical
                          -----------------------------------------------------
                                      Years Ended December 31,
                          -----------------------------------------------------  Pro Forma
                            1996     1997(a)   1998(b)     1999(c)     2000(d)    2000(e)
                          --------  ---------  --------  -----------  ---------  ---------
Statement of income
 data:
Total revenues..........  $283,971  $ 333,661  $407,313  $   661,386  $ 747,281  $ 739,952
Station operating
 expenses...............   121,501    142,096   173,880      300,420    325,736    318,407
Amortization of program
 rights.................    40,297     40,129    42,344       60,009     58,460     58,460
Depreciation and
 amortization...........    16,971     22,924    36,420      108,039    125,207    125,207
                          --------  ---------  --------  -----------  ---------  ---------
Station operating
 income.................   105,202    128,512   154,669      192,918    237,878    237,878
Corporate general and
 administrative
 expenses...............     7,658      9,527    12,635       17,034     17,281     17,281
Special charge..........       --         --        --           --      15,362        --
                          --------  ---------  --------  -----------  ---------  ---------
Operating income........    97,544    118,985   142,034      175,884    205,235    220,597
Interest expense, net...    21,235     32,484    39,555      106,892    116,163    116,163
Other expense, net......       --         --        --           --       3,930        --
Equity in loss of
 affiliate (f)..........       --         --        --           279      6,234      6,234
                          --------  ---------  --------  -----------  ---------  ---------
Income before income
 taxes and extraordinary
 item...................    76,309     86,501   102,479       68,713     78,908     98,200
Income taxes............    31,907     35,363    42,796       33,311     36,438     44,248
                          --------  ---------  --------  -----------  ---------  ---------
Income before
 extraordinary item.....    44,402     51,138    59,683       35,402     42,470     53,952
Extraordinary item (g)..       --     (16,212)  (10,826)      (3,092)     2,455        --
                          --------  ---------  --------  -----------  ---------  ---------
Net income..............    44,402     34,926    48,857       32,310     44,925     53,952
Less preferred stock
 dividends (h)..........       --        (711)   (1,422)      (1,422)    (1,422)    (1,422)
                          --------  ---------  --------  -----------  ---------  ---------
Income applicable to
 common stockholders....  $ 44,402  $  34,215  $ 47,435  $    30,888  $  43,503  $  52,530
                          ========  =========  ========  ===========  =========  =========
Income per common
 share--basic:
Before extraordinary
 item...................  $   1.08  $    1.13  $   1.09  $      0.41  $    0.44  $    0.57
                          ========  =========  ========  ===========  =========  =========
Net income..............  $   1.08  $    0.77  $   0.89  $      0.37  $    0.47  $    0.57
                          ========  =========  ========  ===========  =========  =========
Number of shares used in
 the
 calculation (i)........    41,299     44,632    53,483       83,189     92,435     92,435
                          ========  =========  ========  ===========  =========  =========
Income per common
 share--diluted:
Before extraordinary
 item...................  $   1.08  $    1.13  $   1.08  $      0.41  $    0.44  $    0.57
                          ========  =========  ========  ===========  =========  =========
Net income..............  $   1.08  $    0.77  $   0.88  $      0.37  $    0.47  $    0.57
                          ========  =========  ========  ===========  =========  =========
Number of shares used in
 the
 calculation (i)........    41,299     44,674    53,699       83,229     92,457     92,457
                          ========  =========  ========  ===========  =========  =========
Other data:
Broadcast cash flow
 (j)....................  $117,947  $ 150,972  $190,486  $   304,564  $ 362,748  $ 362,748
Broadcast cash flow
 margin (k).............      41.5%      45.2%     46.8%        46.0%      48.5%      49.0%
Operating cash flow
 (j)....................  $109,457  $ 141,445  $177,851  $   287,530  $ 345,467  $ 345,467
Operating cash flow
 margin (k).............      38.5%      42.4%     43.7%        43.5%      46.2%      46.7%
Adjusted after-tax cash
 flow (j)...............  $ 61,373  $  74,062  $ 96,103  $   143,441  $ 178,062  $ 179,159
Cash flow provided by
 operating activities...  $ 65,801  $  67,689  $133,638  $   138,914  $ 189,311  $ 189,311
Cash flow used in
 investing activities...  $ (7,764) $(131,973) $(47,531) $(1,317,922) $ (62,184) $ (62,184)
Cash flow (used in)
 provided by financing
 activities.............  $(58,145) $  74,161  $282,114  $   803,660  $(126,979) $(126,979)
Capital expenditures....  $  7,764  $  21,897  $ 22,722  $    52,402  $  32,001  $  32,001
Program payments........  $ 44,523  $  40,593  $ 42,947  $    56,402  $  58,797  $  58,797


Balance sheet data
 (at year end):
Cash and cash
 equivalents............  $  2,882 $   12,759 $  380,980 $    5,632 $    5,780 $    5,780
Total assets............  $366,956 $1,044,482 $1,421,140 $3,913,227 $3,817,989 $3,817,989
Total debt (including
 current portion).......       N/A $  490,000 $  842,596 $1,563,596 $1,448,492 $1,448,492
Divisional/Stockholders'
 equity (l).............  $259,020 $  326,654 $  324,390 $1,416,791 $1,444,376 $1,444,376

                       See notes on the following pages.

                       Notes to Selected Financial Data

(a) The Hearst Transaction was consummated on August 29, 1997. The selected financial data includes results from (i) WCVB, WTAE, WBAL, WISN, KMBC and WDTN for the entire period presented; (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO and the Company's share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC/WPRI with the owner of another television station in the same market (the "Clear Channel Venture") from September 1 through December 31, 1997; and, (iii) management fees derived by the Company from WMOR (formerly WWWB), WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations") from September 1 through December 31, 1997.
(b) Includes results from (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN and KMBC, and fees derived by the Company from the Managed Stations for the entire period presented; and, (ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31, 1998 and KSBW and WPTZ/WNNE from June 1 through December 31, 1998 (the "STC Swap").
(c) Includes results from (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN, KMBC, KSBW, WPTZ/WNNE, the Kelly Broadcasting Business and fees derived by the Company from the Managed Stations for the entire period presented, and (ii) the Pulitzer Broadcasting Business from March 19 through December 31, 1999.
(d) Includes (i) the historical results of the Company's 22 owned television stations (which excludes KQCA) and management fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for KQCA from January 1 through January 31, 2000 and the results of KQCA, after the acquisition by the Company, from February 1 through December 31, 2000; (iii) the historical results of KTAR-AM, KMVP-AM and KKLT-FM from January 1 through July 31, 2000, and the TBA for these stations from August 1 through December 31, 2000; and (iv) the historical results of WXII-AM from January 1 through August 8, 2000.
(e) Includes the historical results of the Company's 23 owned stations and fees derived by the Company from the Managed Stations, adjusted to reflect the Phoenix Transaction as if the agreement had been entered into on January 1, 2000; and, the exclusion of Special charge, Other expense, net, and Extraordinary item.
(f) Represents the Company's share of the loss of Internet Broadcasting Systems, Inc. for the Company's equity investment (see Note 3 of the notes to the consolidated financial statements).
(g) Represents the discounts/premiums received/paid upon early extinguishment of the Company's debt and the related write-off of unamortized deferred financing costs.
(h) Gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(i) The number of shares used in the per share calculation reflects retroactively approximately 41.3 million shares received by Hearst in the Hearst Transaction for all periods prior to September 1, 1997.
(j) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets plus amortization of program rights, minus program payments. Operating cash flow, also known as EBITDA, is defined as broadcast cash flow less corporate general and administrative expenses. Adjusted after-tax cash flow is defined as income before extraordinary item plus (i) depreciation and amortization, and (ii) special charge and other expense, net (net of the related tax benefit of $8,907 in the year ended December 31, 2000). Adjusted after-tax cash flow does not give effect to deferred income taxes. The Company has included these measures because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. These measures are also frequently used by investors, analysts, valuation firms and lenders. Broadcast cash flow, operating cash flow and adjusted after-tax cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.
(k) Broadcast cash flow margin and operating cash flow margin are broadcast cash flow and operating cash flow, respectively, divided by total revenues, expressed as a percentage. These measures may not be comparable to similarly titled measures used by other companies.
(l) Divisional / Stockholders' equity includes net amounts due to Hearst and affiliates for the periods prior to September 1, 1997. The Company has not paid any dividends on its Common Stock since inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 23 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") in exchange for a management fee. See Note 13 of the notes to the consolidated financial statements.

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities
(collectively "STC") for KSBW, the NBC affiliate serving the Monterey - Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT television market (the "STC Swap"). See Note 3 of the notes to the consolidated financial statements.

  On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related Time Brokerage Agreement ("TBA") for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction"). See Note 3 of the notes to the consolidated financial statements.

  On March 18, 1999, the Company acquired the nine television and five radio stations (the "Pulitzer Broadcasting Business") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 9 of the notes to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew-down $725 million from the Revolving Credit Facility (the "Financing"). See Note 6 of the notes to the consolidated financial statements.

  On June 30, 1999 the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance"). See Note 9 of the notes to the consolidated financial statements.

  On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the license for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under the TBA discussed above.

  On August 1, 2000, Emmis Communications Corporation ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-
FM) (the "Phoenix Transaction") under a TBA for a period of up to three years. During that period, the Company receives a time brokerage fee from Emmis. See
Note 3 of the notes to the consolidated financial statements.

  On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. See Note 3 of the notes to the consolidated financial statements.

  The following discussion of results of operations does not include the full-year pro forma effects of the STC Swap (for 1998), the Kelly Transaction (for
1998), the Pulitzer Merger and the related Pulitzer Issuance and Financing (for 1998 and 1999), the Hearst Issuance (for 1998 and 1999) or the Phoenix Transaction (for 1998, 1999 and 2000).

  Results of operations for the year ended December 31, 2000 include (i) the historical results of the Company's 22 owned television stations (which excludes KQCA) and management fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for KQCA from

January 1 through January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 through December 31, 2000; (iii) the historical results of KTAR-AM, KMVP-AM and KKLT-FM from January 1 through July 31, 2000, and the TBA for these stations from August 1 through December 31, 2000; and (iv) the historical results of WXII-AM and WLKY-AM from January 1 through August 8, 2000. Results of operations for the year ended December 31, 1999 include results from (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE, the Kelly Broadcasting Business and management fees derived by the Company from the Managed Stations for the entire period, and (ii) the Pulitzer Broadcasting Business from March 19 through December 31, 1999. Results of operations for the year ended December 31, 1998 include: (i) WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO and management fees derived by the Company from the Managed Stations for the entire period; (ii) WDTN and the Company's share of the Clear Channel Venture (WNAC/WPRI) from January 1 through May 31, 1998; and,
(iii) KSBW and WPTZ/WNNE from June 1 through December 31, 1998.

 Year Ended December 31, 2000
 Compared to Year Ended December 31, 1999

  Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the year ended December 31, 2000 were $747.3 million, as compared to $661.4 million in the year ended December 31, 1999, an increase of $85.9 million or 13%. The increase was primarily attributable to (i) the Pulitzer Merger which added $46 million to 2000 total revenues; (ii) an increase in gross political advertising revenues during 2000; (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates; and, (iv) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. This increase was partially offset by the Phoenix Transaction which reduced total revenues by $5 million in the 2000 period, however, this had no effect on Broadcast Cash Flow.

  Station operating expenses. Station operating expenses in the year ended December 31, 2000 were $325.7 million, as compared to $300.4 million in the year ended December 31, 1999, an increase of $25.3 million or 8.4%. The increase was primarily attributable to the Pulitzer Merger which added $24.9 million to station operating expenses during 2000.

  Amortization of program rights. Amortization of program rights in the year ended December 31, 2000 was $58.5 million, as compared to $60 million in the year ended December 31, 1999, a decrease of $1.5 million or 2.5%.

  Depreciation and amortization. Depreciation and amortization of intangible assets was $125.2 million in the year ended December 31, 2000, as compared to $108 million in the year ended December 31, 1999, an increase of approximately $17.2 million or 15.9%. The increase was primarily attributable to (i) the Pulitzer Merger which added $14.7 million to depreciation and amortization of intangible assets in 2000, and (ii) an increase in capital expenditures in 1999 and 2000 related to digital conversions and special projects.

  Station operating income. Station operating income in the year ended December 31, 2000 was $237.9 million, as compared to $192.9 million in the year ended December 31, 1999, an increase of $45 million or 23.3%, due to the items discussed above.

  Corporate general and administrative expenses. Corporate general and administrative expenses were $17.3 million in the year ended December 31, 2000, as compared to $17 million in the year ended December 31, 1999, an increase of $0.3 million or 1.8%.

  Special charge. The Company recorded a special charge of $15.4 million in the year ended December 31, 2000. This special charge represents a one-time charge resulting from the cost of the Company's Incentive Retirement Program
(IRP). See Note 15 of the notes to the consolidated financial statements.

  Interest expense, net. Interest expense, net, was $116.2 million in the year ended December 31, 2000, as compared to $106.9 million in the year ended December 31, 1999, an increase of $9.3 million or 8.7%. The increase in interest expense, net, was primarily attributable to (i) a larger outstanding debt balance during the first quarter of 2000 than in the first quarter of 1999, which was the result of the Financing in connection with the Pulitzer Merger; (ii) an increase in interest rates, which impacted the variable rate portion of the Company's debt; and, (iii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the $250 Million Facility on April 10, 2000 (see Note 6 of the notes to the consolidated financial statements). These increases were partially offset by a lower outstanding debt balance in the third and fourth quarter of 2000 as compared to 1999.

  Other expense, net. The Company recorded (i) a $5 million write down of the carrying value of the Company's investment in Geocast Network Systems, Inc. ("Geocast"), which is partially offset by a $1.1 million gain from the sale of WXII-AM and WLKY-AM.

  Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $6.2 million in the year ended December 31, 2000, as compared to $0.3 million in the year ended December 31, 1999. This loss represents the Company's equity interest in Internet Broadcasting Systems, Inc. ("IBS").

  Income taxes. Income tax expense was $36.4 million for the year ended December 31, 2000, as compared to $33.3 million for the year ended December 31, 1999, an increase of $3.1 million or 9.3%. The effective rate was 46.2% for the year ended December 31, 2000, as compared to 48.5% for the year ended December 31, 1999. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The decrease in the effective rate relates primarily to the impact of the non-tax deductible goodwill amortization related to the Pulitzer Merger. The effect of the non-tax deductible goodwill amortization decreased as the pre-tax income increased in 2000 as compared to 1999.

  Extraordinary item. The Company recorded an extraordinary item of $2.5 million, net of the related income tax expense, in 2000. The 2000 extraordinary item represents the gain which resulted from the repurchase of the Company's Senior Notes, partially offset by the write-off of the unamortized deferred financing costs associated with these Senior Notes. The Company recorded an extraordinary item of $3.1 million, net of the related income tax benefit, in 1999. This extraordinary item represents the loss which resulted from the early retirement of the Company's Revolving Credit Facility, including the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility.

  Net income. Net income totaled $44.9 million in the year ended December 31, 2000, as compared to $32.3 million in the year ended December 31, 1999, an increase of $12.6 million or 39%, due to the items discussed above.

  Broadcast Cash Flow. Broadcast cash flow totaled $362.7 million in the year ended December 31, 2000, as compared to $304.6 million in the year ended December 31, 1999, an increase of $58.1 million or 19.1%. The increase was primarily attributable to (i) the Pulitzer merger, which added $18.6 million to broadcast cash flow during the 2000 period, (ii) an increase in gross political advertising revenues, (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates, and (iv) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. Broadcast cash flow margin increased to 48.5% for the year ended December 31, 2000, as compared to 46.0% for the year ended December 31, 1999. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies in the broadcast industry.

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

  Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $0.3 million in the year ended December 31, 1999. This loss represents the Company's equity interest in IBS.

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

Liquidity and Capital Resources

  On April 12, 1999, the Company retired its $1 billion revolving credit facility (the "Revolving Credit Facility") and replaced it with two new revolving credit facilities (the "New Credit Facilities") with a consortium of banks led by the Chase Manhattan Bank, Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 Million revolver/term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. There was $546 million outstanding under the New Credit Facilities as of December 31, 2000. See Note 6 of the notes to the consolidated financial statements.

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

  In connection with the Pulitzer Merger, the Company issued 37.1 million shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt and paid $5 million for an interest in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Revolving Credit Facility to refinance the assumed debt and pay related transaction expenses. See Notes 3 and 6 of the notes to the consolidated financial statements.

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

  In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") for an equity interest in IBS. In September 1999 and February 2000, the Company invested $2 million and $8 million, respectively, in Geocast Network Systems, Inc. ("Geocast") for an equity interest in Geocast. In March 2000, the Company invested $25 million in ProAct Technologies Corporation ("ProAct") (formerly Consumer Financial Network, Inc.) for an equity interest in ProAct. See Note 3 of the notes to the consolidated financial statements. These equity investments were primarily funded through drawdowns from the New Credit Facilities. In the fourth quarter of 2000, the Company wrote-down its investment in Geocast by $5 million in order to approximate the investment's realizable value, pursuant to the Company's assessment of various strategic alternatives available to Geocast. In February 2001, the remaining $5.1 million of the Geocast investment was written-off after Geocast's Board of Directors declined the strategic alternatives and decided to liquidate the company. See Notes 3 and 18 of the notes to the consolidated financial statements.

  In September 2000, the Company entered into an Asset Purchase Agreement with WMUR-TV, Inc. to acquire WMUR-TV, the ABC affiliate serving the Manchester, NH television market for $185 million. The Company expects this acquisition to be part of a three party swap including Emmis (see Note 3 of the notes to the consolidated financial statements). On August 1, 2000, Emmis began managing the operations of the Phoenix radio stations under a TBA for a period of up to three years. Additionally, Emmis made an initial payment of $20 million to an intermediary for the option to acquire the Phoenix radio stations during a period of up to three years for a total purchase price of $160 million. In November 2000, Emmis exercised its option and entered into an agreement to purchase the Phoenix radio stations. Effective January 8, 2001, the Company assumed the management responsibilities of WMUR-TV under a TBA. The Company will manage WMUR-TV until it takes full ownership of the station. In conjunction with the finalized WMUR acquisition agreement, the purchase price, including a working capital adjustment, of approximately $189 million was deposited in escrow by an intermediary. This purchase price was funded through the intermediary by (i) $168.3 million from the New Credit Facility, and (ii) $20.7 million from the option payment made by Emmis and interest on the option payment. However, once the three party swap closes, the purchase price is expected to be funded by (i) $160 million from Emmis, when Emmis purchases the Phoenix radio stations, and (ii) $25 million plus the cost of any transaction expenses from the Company's New Credit Facility. At this point, the Company will be refunded $160 million of the amount currently in escrow. These transactions have received all regulatory approvals and are expected to close late in the first quarter of 2001. See Note 18 of the notes to the consolidated financial statements.

  Additionally, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., subsequent to the closing of the acquisition of WMUR-TV, the Company has agreed to acquire WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market for $20 million. This acquisition is expected to be funded from the Company's New Credit Facility. This transaction is expected to close in the second quarter of 2001. See Note 18 of the notes to the consolidated financial statements.

  Borrowings related to the purchase of WMUR-TV and WBOY-TV will increase the Company's interest expense by approximately $3.1 million per year based on the borrowings at the time of the transactions. The increase in interest expense will be funded from the increase in cash flow from operations due to the acquisition of WMUR-TV and WBOY-TV.

  During 2000, the Company repaid (i) $28 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $24.8 million, and (ii) $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $19.6 million. These repayments were funded by the New Credit Facility. The gain, net of the write-off of the deferred financing fees, of $4.1 million, before income tax expense, was classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 2000.

  Capital expenditures were $32 million and $52.4 million in 2000 and 1999, respectively. The Company invested approximately (i) $22.4 million in maintenance projects, (ii) $6.5 million in digital conversion projects at various stations, and (iii) $3.1 million in special projects during 2000. The Company expects to spend approximately $40.1 million for the year ending December 31, 2001, including approximately (i) $23 million in digital projects, (ii) $14.1 million in maintenance projects, and (iii) $3 million in special projects.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and related amendments (SFAS 137 and SFAS 138) require that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position and is effective for the Company's consolidated financial statements beginning January 1, 2001. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company has long-term debt obligations at December 31, 2000 that are sensitive to changes in interest rates. See Notes 2 and 6 of the notes to the consolidated financial statements.

  For long-term debt obligations, the following table presents the fair value at December 31, 1999 and 2000 and the future cash flows by expected maturity dates based on debt balances at December 31, 2000. See Note 16 of the notes to the consolidated financial statements.

                          December 31, 1999                  December 31, 2000
                          ----------------- ----------------------------------------------------
                                                        Expected Maturities
                          Carrying   Fair   -------------------------------------------   Fair
                           Value    Value   2001-2003   2004   2005 Thereafter  Total    Value
                          -------- -------- --------- -------- ---- ---------- -------- --------
                                                      (In thousands)
Long-term debt:
 Variable rate
  New Credit Facilities.. $611,000 $649,401    --     $546,000 --         --   $546,000 $546,474
 Fixed rate
  Senior Notes........... $500,000 $468,356    --          --  --    $449,305  $449,305 $442,535
  Senior Subordinated
   Notes................. $  2,596 $  2,737    --          --  --    $  2,596  $  2,596 $  2,710
  Private Placement
   Debt.................. $450,000 $451,998    --          --  --    $450,000  $450,000 $435,429

  The Company's annualized weighted average interest rate for variable rate long-term debt for the years ended December 31, 1999 and 2000 is 6.5% and 7.5%, respectively. The annualized weighted average interest rate for fixed rate long-term debt is 7.2% for the years ended December 31, 1999 and 2000.

  The Company's New Credit Facilities are sensitive to interest rates. As of December 31, 2000, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO HISTORICAL FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Hearst-Argyle Television, Inc.
Report of Deloitte & Touche LLP............................................  34
Consolidated Balance Sheets as of December 31, 1999 and 2000...............  35
Consolidated Statements of Income for the Years Ended
 December 31, 1998, 1999 and 2000..........................................  36
Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1998, 1999 and 2000..........................................  37
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1998, 1999 and 2000..........................................  38
Notes to Consolidated Financial Statements.................................  40

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York
February 5, 2001
(February 23, 2001 as to Note 18)

                         HEARST-ARGYLE TELEVISION, INC.

                          Consolidated Balance Sheets

                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ ------------
                                                           (In thousands)
Assets
Current assets:
 Cash and cash equivalents..........................   $    5,632   $    5,780
 Accounts receivable, net of allowance for doubtful
  accounts of $2,862 and $3,807 in 1999 and 2000,
  respectively......................................      159,395      162,579
 Program and barter rights..........................       56,393       53,716
 Deferred income taxes..............................        3,905        3,339
 Related party receivable...........................          --           280
 Other..............................................       11,809        6,591
                                                       ----------   ----------
   Total current assets.............................      237,134      232,285
                                                       ----------   ----------
Property, plant and equipment:
 Land, building and improvements....................      137,545      138,685
 Broadcasting equipment.............................      251,484      281,503
 Office furniture, equipment and other..............       31,221       34,879
 Construction in progress...........................       10,289        4,091
                                                       ----------   ----------
                                                          430,539      459,158
 Less accumulated depreciation......................      (87,875)    (124,741)
                                                       ----------   ----------
Property, plant and equipment, net..................      342,664      334,417
                                                       ----------   ----------
Intangible assets, net..............................    3,230,842    3,142,004
                                                       ----------   ----------
Other assets:
 Deferred acquisition and financing costs, net of
  accumulated amortization of $4,591 and $10,986 in
  1999 and 2000, respectively.......................       30,836       24,692
 Investments........................................       29,938       53,811
 Program and barter rights, noncurrent..............        5,072        2,403
 Other..............................................       36,741       28,377
                                                       ----------   ----------
   Total other assets...............................      102,587      109,283
                                                       ----------   ----------
   Total assets.....................................   $3,913,227   $3,817,989
                                                       ==========   ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable...................................   $   16,289   $   15,874
 Accrued liabilities................................       39,649       51,976
 Program and barter rights payable..................       56,715       54,405
 Related party payable..............................        9,343          --
 Other..............................................        1,669        1,493
                                                       ----------   ----------
   Total current liabilities........................      123,665      123,748
                                                       ----------   ----------
Program and barter rights payable, noncurrent.......        5,386        2,339
Long-term debt......................................    1,563,596    1,448,492
Deferred income taxes...............................      787,358      777,929
Other liabilities...................................       16,431       21,105
                                                       ----------   ----------
   Total noncurrent liabilities.....................    2,372,771    2,249,865
                                                       ----------   ----------
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, 10,938 shares issued and
 outstanding in 1999 and 2000 (aggregate liquidation
 preference of $10,938).............................            1            1
Series B preferred stock, 10,938 shares issued and
 outstanding in 1999 and 2000 (aggregate liquidation
 preference of $10,938).............................            1            1
Series A common stock, par value $.01 per share,
 200,000,000 shares authorized in 1999 and 2000, and
 53,485,287 and 53,624,254 shares issued in 1999 and
 2000, respectively.................................          535          536
Series B common stock, par value $.01 per share,
 100,000,000 shares authorized in 1999 and 2000 and
 41,298,648 shares issued and outstanding in 1999
 and 2000...........................................          413          413
Additional paid-in capital..........................    1,271,666    1,274,257
Retained earnings...................................      202,285      245,788
Treasury stock, at cost, 2,037,015 and 2,997,115
 shares of Series A common stock in 1999 and 2000,
 respectively.......................................      (58,110)     (76,620)
                                                       ----------   ----------
   Total stockholders' equity.......................    1,416,791    1,444,376
                                                       ----------   ----------
   Total liabilities and stockholders' equity.......   $3,913,227   $3,817,989
                                                       ==========   ==========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                       Consolidated Statements of Income

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1998      1999      2000
                                                 --------  --------  --------
                                                 (In thousands, except per
                                                        share data)
Total revenues.................................. $407,313  $661,386  $747,281
Station operating expenses......................  173,880   300,420   325,736
Amortization of program rights..................   42,344    60,009    58,460
Depreciation and amortization...................   36,420   108,039   125,207
                                                 --------  --------  --------
Station operating income........................  154,669   192,918   237,878
Corporate general and administrative expenses...   12,635    17,034    17,281
Special charge..................................      --        --     15,362
                                                 --------  --------  --------
Operating income................................  142,034   175,884   205,235
Interest expense, net...........................   39,555   106,892   116,163
Other expense, net..............................      --        --      3,930
Equity in loss of affiliate.....................      --        279     6,234
                                                 --------  --------  --------
Income before income taxes and extraordinary
 item...........................................  102,479    68,713    78,908
Income taxes....................................   42,796    33,311    36,438
                                                 --------  --------  --------
Income before extraordinary item................   59,683    35,402    42,470
Extraordinary item, (loss) /gain on early re-
 tirement of debt, net of income tax
 benefit/(expense) of $6,448, $2,041 and
 ($1,622) in 1998, 1999 and 2000, respectively..  (10,826)   (3,092)    2,455
                                                 --------  --------  --------
Net income......................................   48,857    32,310    44,925
Less preferred stock dividends..................   (1,422)   (1,422)   (1,422)
                                                 --------  --------  --------
Income applicable to common stockholders........ $ 47,435  $ 30,888  $ 43,503
                                                 ========  ========  ========
Income per common share--basic:
  Before extraordinary item..................... $   1.09  $   0.41  $   0.44
  Extraordinary item............................    (0.20)    (0.04)     0.03
                                                 --------  --------  --------
  Net income.................................... $   0.89  $   0.37  $   0.47
                                                 ========  ========  ========
Number of common shares used in the
 calculation....................................   53,483    83,189    92,435
                                                 ========  ========  ========
Income per common share--diluted:
  Before extraordinary item..................... $   1.08  $   0.41  $   0.44
  Extraordinary item............................    (0.20)    (0.04)     0.03
                                                 --------  --------  --------
  Net income.................................... $   0.88  $  0 .37  $  0 .47
                                                 ========  ========  ========
Number of common shares used in the
 calculation....................................   53,699    83,229    92,457
                                                 ========  ========  ========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Consolidated Statements of Stockholders' Equity

                            Common Stock              Additional
                          ----------------- Preferred  Paid-In   Retained  Treasury
                          Series A Series B   Stock    Capital   Earnings   Stock      Total
                          -------- -------- --------- ---------- --------  --------  ----------
                                           (In thousands, except share data)
Balances at January 1,
 1998...................    $125     $413      $ 2    $  202,152 $123,962  $    --   $  326,654
Net income..............     --       --       --            --    48,857       --       48,857
Dividends paid on
 preferred stock........     --       --       --            --    (1,422)      --       (1,422)
Stock options
 exercised..............       1      --       --            897      --        --          898
Treasury stock
 purchased--Series A
 Common Stock (1,736,515
 shares)................     --       --       --            --       --    (50,653)    (50,653)
Other...................     --       --       --             56      --        --           56
                            ----     ----      ---    ---------- --------  --------  ----------
Balances at December 31,
 1998...................     126      413        2       203,105  171,397   (50,653)    324,390
Net income..............     --       --       --            --    32,310       --       32,310
Shares issued in
 connection with the
 Pulitzer Merger........     371      --       --        966,464      --        --      966,835
Issuance of 3,686,636
 shares of Series A
 Common Stock to Hearst
 for cash...............      37      --       --         99,432      --        --       99,469
Dividends paid on
 preferred stock........     --       --       --            --    (1,422)      --       (1,422)
Employee stock purchase
 plan proceeds..........       1      --       --          1,783      --        --        1,784
Stock options
 exercised..............     --       --       --            882      --        --          882
Treasury stock
 purchased--Series A
 Common Stock (300,500
 shares)................     --       --       --            --       --     (7,457)     (7,457)
                            ----     ----      ---    ---------- --------  --------  ----------
Balances at December 31,
 1999...................     535      413        2     1,271,666  202,285   (58,110)  1,416,791
Net income..............     --       --       --            --    44,925       --       44,925
Dividends paid on
 preferred stock........     --       --       --            --    (1,422)      --       (1,422)
Employee stock purchase
 plan proceeds..........       1      --       --          2,253      --        --        2,254
Stock options
 exercised..............     --       --       --            138      --        --          138
Tax benefit from stock
 plans..................     --       --       --            200      --        --          200
Treasury stock
 purchased--Series A
 Common Stock (960,100
 shares)................     --       --       --            --       --    (18,510)    (18,510)
                            ----     ----      ---    ---------- --------  --------  ----------
Balances at December 31,
 2000...................    $536     $413      $ 2    $1,274,257 $245,788  $(76,620) $1,444,376
                            ====     ====      ===    ========== ========  ========  ==========

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                  Years Ended December 31,
                                                  1998       1999      2000
                                                 -------  ----------  -------
                                                       (In thousands)
Operating Activities
Net income...................................... $48,857  $   32,310  $44,925
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Extraordinary item, loss (gain) on early
   retirement of debt...........................  17,274       5,133   (4,077)
  Depreciation..................................  14,317      32,520   38,452
  Amortization of intangible assets.............  22,103      75,519   86,755
  Amortization of deferred financing costs......   2,416       3,200    4,401
  Amortization of program rights................  42,344      60,009   58,460
  Program payments.............................. (42,947)    (56,402) (58,797)
  Deferred income taxes.........................   8,225       1,314   (7,944)
  Equity in loss of affiliate...................     --          279    6,234
  Other expense, net............................     --          --     3,930
  Provision for doubtful accounts...............   1,119       1,563    2,852
  Changes in operating assets and liabilities:
    Accounts receivable.........................    (149)    (17,255)  (6,907)
    Other assets................................   2,164      (9,838)  13,195
    Accounts payable and accrued liabilities....   5,771       2,552   12,778
    Fair value adjustment interest rate
     protection agreement.......................     321        (321)     --
    Other liabilities...........................  11,823       8,331   (4,946)
                                                 -------  ----------  -------
Net cash provided by operating activities....... 133,638     138,914  189,311
                                                 -------  ----------  -------
Investing Activities
Acquisition of Pulitzer Broadcasting Company....     --     (712,301)     --
Acquisition of Kelly Broadcasting Co. and
 Kelleproductions, Inc..........................     --     (530,073)     --
Merger with the Hearst Broadcast Group..........     --          --       --
Swap Transaction with STC....................... (22,084)        --       --
Investment in ProAct Technologies Corp..........     --          --   (25,027)
Investment in Geocast Network Systems, Inc......     --       (2,052)  (8,005)
Investment in Internet Broadcasting Systems,
 Inc............................................     --      (20,101)     --
Capital call -- Arizona Diamondbacks............     --         (982)     --
Proceeds from disposition of assets.............     --          --     3,473
Acquisition costs and other.....................  (3,115)       (399)    (781)
Issuance of STC note receivable................. (70,500)        --       --
Repayment of STC note receivable................  70,500         --       --
Proceeds from sale of equipment.................     390         388      157
Purchases of property, plant, and equipment:
  Maintenance...................................  (9,999)    (19,141) (22,449)
  Digital.......................................  (3,892)     (8,244)  (6,495)
  Special projects / buildings..................  (8,831)    (25,017)  (3,057)
                                                 -------  ----------  -------
Net cash used in investing activities........... (47,531) (1,317,922) (62,184)
                                                 -------  ----------  -------

                See notes to consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                   Years Ended December 31,
                                                 ------------------------------
                                                   1998       1999       2000
                                                 --------  ----------  --------
                                                        (In thousands)
Financing Activities
Repayment of Senior Notes......................  $     --  $       --  $(44,439)
Issuance of Private Placement Debt.............   340,000     110,000       --
Issuance of Senior Notes.......................   200,000         --        --
Repayment of Senior Subordinated Notes.........  (116,705)        --        --
New Credit Facilities:
  Proceeds from issuance of long-term debt.....       --    1,007,000   368,000
  Repayment of long-term debt..................       --     (396,000) (433,000)
Revolving Credit Facility:
  Proceeds from issuance of long-term debt.....    42,000     912,000       --
  Repayment of long-term debt..................  (127,000)   (912,000)      --
Series A Common Stock:
  Issuances....................................       --       99,469       --
  Repurchases..................................   (50,653)     (7,457)  (18,510)
Financing costs and other......................    (5,004)    (10,596)      --
Proceeds from employee stock purchase plan.....       --        1,784     2,254
Dividends paid on preferred stock..............    (1,422)     (1,422)   (1,422)
Exercise of stock options......................       898         882       138
                                                 --------  ----------  --------
Net cash provided by (used in) financing activ-
 ities.........................................   282,114     803,660  (126,979)
                                                 --------  ----------  --------
Increase (decrease) in cash and cash equiva-
 lents.........................................   368,221    (375,348)      148
Cash and cash equivalents at beginning of peri-
 od............................................    12,759     380,980     5,632
                                                 --------  ----------  --------
Cash and cash equivalents at end of period.....  $380,980  $    5,632  $  5,780
                                                 ========  ==========  ========
Supplemental Cash Flow Information:
Businesses acquired in purchase transaction:
STC Swap
Fair market value of assets acquired, net......  $ 83,131
Fair market value of liabilities assumed, net..      (735)
Net carrying value of assets exchanged.........   (60,312)
                                                 --------
Net cash paid for acquisition..................  $ 22,084
                                                 ========
Pulitzer Merger
Fair market value of assets acquired...........            $2,323,096
Fair market value of liabilities assumed.......              (643,960)
Issuance of Series A Common Stock..............              (966,835)
                                                           ----------
Net cash paid for acquisition..................            $  712,301
                                                           ==========
Kelly Transaction
Fair market value of assets acquired...........            $  548,121
Fair market liabilities assumed................               (18,048)
                                                           ----------
Net cash paid for acquisition..................            $  530,073
                                                           ==========
Non-cash investing and financing activities:
  Net purchase price valuation adjustment
   affecting equipment, intangible assets,
   deferred income taxes and working capital...  $ 12,736
                                                 ========
Cash paid during the year for:
Interest.......................................  $ 33,848  $  105,189  $115,460
                                                 ========  ==========  ========

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Notes to Consolidated Financial Statements

1. Nature of Operations

  Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 23 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (NBC), ten of the stations are affiliates of the American Broadcasting Companies (ABC), two of the stations are affiliates of Columbia Broadcasting Systems (CBS) and one station is affiliated with AOL Time Warner, Inc.'s Warner Brothers Television Network
(WB). In addition, the Company owns three radio stations in the Phoenix, Arizona market which are currently being managed by Emmis Communications Corporation ("Emmis"), under a Time Brokerage Agreement ("TBA") (see Note 3). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations"). Based upon regular assessments of the Company's operations, performed by key management, the Company has determined that its material reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company's operations are substantially similar and have therefore been aggregated as one reportable segment.

2. Summary of Accounting Policies and Use of Estimates

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

Program Rights

  Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years-ended 1998, 1999 and 2000 were not material. Costs of off-network syndicated products, first run programming, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

Barter and Trade Transactions

  Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally

                        HEARST-ARGYLE TELEVISION, INC.

recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 1998, 1999 and 2000, were approximately $13,559,000, $26,260,000, and $28,366,000 respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 1998, 1999 and 2000, were approximately $13,267,000, $25,856,000, and $28,109,000 respectively, and are included in station operating expenses.

Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings--40 years; broadcasting equipment--5 to 20 years; office furniture, equipment and other --three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

  Intangible assets are recorded at cost. Amortization is calculated on the straight-line method over the estimated lives as follows: FCC licenses, network affiliation agreements, and goodwill--40 years; other intangible assets--3 to 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the estimated future operating cash flows to be generated by the acquired businesses. At December 31, 2000, it was determined that there had been no impairment of intangible assets.

Deferred Acquisition and Financing Costs

  Acquisition costs are capitalized and are included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

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

Income Taxes

  Prior to the acquisition of Pulitzer Broadcasting Company on March 18, 1999 (see Note 3), the Company was included in the consolidated federal income tax return of Hearst. Pursuant to the regulations under the

                        HEARST-ARGYLE TELEVISION, INC.

Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of Hearst was allocated to the Company on a separate return basis. Federal income taxes payable through March 18, 1999 were paid directly to Hearst via the related party payable. Cash payments for federal and state income taxes were $37.2 million and $35.1 million in 1999 and 2000, respectively. The Company files separate income tax returns in states where a consolidated return is not permitted. The provision for income taxes in the accompanying consolidated financial statements has been determined on a stand-alone basis. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred income tax assets and liabilities are measured based upon the difference between the financial accounting and tax basis of assets and liabilities.

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

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 and related amendments (SFAS 137 and SFAS 138) require that derivative instruments be measured at fair value and recognized as assets or liabilities in a company's statement of financial position and is effective for the Company's consolidated financial statements beginning January 1, 2001. Based on the Company's current use of derivative instruments and hedging activities, the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

3. Acquisitions, Dispositions and Investments

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

  Effective June 1, 1998, the Company exchanged its WDTN and WNAC stations (the "Exchanged Stations") with STC for KSBW, the NBC affiliate serving the Monterey-Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY-Burlington, VT, television market (the "Acquired Stations") and cash of approximately $20.5 million (the "STC Swap"), net of a working capital adjustment which totaled approximately $1.4 million. The STC Swap was accounted for under the purchase method of accounting and, accordingly, the purchase consideration and related acquisition costs of approximately $1.6 million have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the cash and the Company's carrying value of the Exchanged Stations over the net fair market value of the tangible assets acquired and liabilities assumed of the Acquired Stations was allocated to identifiable intangible assets, including FCC licenses and network affiliation agreements, and goodwill.

  On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520.4 million in cash, including a working capital adjustment of $0.4 million. As a result of this transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the sales and programming rights under an existing TBA, with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The merger and acquisition are collectively referred to as the "Kelly Transaction". The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $1.1 million have been allocated to the acquired assets and liabilities based upon fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill.

  On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Company") of Pulitzer Publishing Company and a 3.5% interest in the Arizona Diamondbacks in a merger transaction (the "Pulitzer Merger"). In connection with the transaction, the Company issued
37.1 million shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders (the "Pulitzer Issuance") and assumed $700 million in debt, which was repaid on the acquisition date using the Company's Revolving Credit Facility (the "Financing"), and paid $5 million for the interest in the Arizona Diamondbacks. In addition, the transaction was subject to an adjustment, which guaranteed the Company $41 million in working capital. The Pulitzer Merger was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $1.7 billion has been allocated to the acquired assets and liabilities based upon fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses.

                        HEARST-ARGYLE TELEVISION, INC.

  On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the license for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under the TBA (discussed above). The KQCA Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $891,000 has been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license.

  On August 1, 2000, Emmis began programming and selling airtime of the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Transaction") under a TBA for a period of up to three years. During that period, the Company receives a time brokerage fee from Emmis. Emmis has made an initial payment of $20 million to an intermediary for the option to acquire the stations during the period of up to three years for a total purchase price of $160 million. In November 2000, Emmis exercised its option and entered into an agreement to acquire the stations. This transaction has received all regulatory approvals and is expected to close late in the first quarter of 2001. See Note 18.

  On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. This sale resulted in a $1.1 million gain which is included in Other expense, net in the accompanying consolidated financial statements.

  The following unaudited pro forma results of operations include (i) the combined historical results of the Company's 22 owned television stations (which excludes KQCA) and fees from the stations managed by the Company (see
Note 13) for both periods presented, and (ii) the TBA for KQCA from January 1, 1999 through January 31, 2000, and the results of KQCA, after its acquisition by the Company, from February 1 to December 31, 2000, adjusted to reflect the STC Swap, the Kelly Transaction, the Pulitzer Merger, the Pulitzer Issuance, the Financing, the issuance of 3.7 million shares of Series A Common Stock to Hearst for $100 million (see Note 9) and the Phoenix Transaction as if the transactions occurred on January 1, 1999; and, the exclusion of Special charge and Other expense, net.

                                                                     Years Ended
                                                                    December 31,
                                                                  -----------------
                                                                    1999     2000
                                                                  -------- --------
                                                                   (In thousands,
                                                                  except per share
                                                                        data)
                                                                     (Unaudited)
     Total revenues.............................................. $693,526 $739,952
     Income before extraordinary item............................ $ 31,546 $ 53,952
     Income applicable to common stockholders.................... $ 27,032 $ 54,985
     Net income per common share--basic and diluted.............. $   0.29 $   0.59
     Pro forma number of shares used in calculations--basic......   92,832   92,435
                                                    --diluted....   92,871   92,457

  The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

  In September 1999 and February 25, 2000, the Company invested $2 million and $8 million, respectively, of cash in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Geocast plans to deliver a program service, which includes the local stations' content and other national content and services,

                        HEARST-ARGYLE TELEVISION, INC.

to personal computer users. As this investment represents less than a 10% interest, the investment is accounted for using the cost method. In the fourth quarter of 2000, the Company wrote-down the investment in Geocast by $5 million in order to approximate the investment's realizable value, pursuant to the Company's assessment of various strategic alternatives available to Geocast. The write-down is included in Other expense, net. See Note 18.

  In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") in exchange for an equity interest in IBS. The Company and IBS are forming a series of local partnerships for the development and management of local news/information/entertainment portal websites. As of December 31, 1999 and December 31, 2000, the Company had a 26% and 23%, respectively, equivalent equity interest in IBS, therefore, this investment is accounted for using the equity method. The Company's share of the loss of IBS is included in Equity in loss of affiliate in the accompanying consolidated statements of income for the years ended December 31, 1999 and 2000.

  On March 22, 2000, the Company invested $25 million in ProAct Technologies Corp. ("ProAct") (formerly Consumer Financial Network, Inc.) for an equity interest in ProAct. ProAct is an online provider of consumer financial information and services. As this investment represents less than a 10% interest in ProAct, the investment is accounted for using the cost method.

4. Intangible Assets

  Intangible assets at December 31, 1999 and 2000 consist of the following:

                                                            1999        2000
                                                            ----        ----
                                                            (In thousands)
      FCC licenses...................................... $2,381,616  $2,380,078
      Cost in excess of net assets acquired.............    791,833     791,313
      Network affiliation agreement.....................     95,493      95,493
      Advertiser client base asset......................    122,828     122,828
      Favorable studio and office space.................     23,638      23,638
      Other.............................................     22,420      22,351
                                                         ----------  ----------
                                                          3,437,828   3,435,701
      Accumulated amortization..........................   (206,986)   (293,697)
                                                         ----------  ----------
      Total intangible assets, net...................... $3,230,842  $3,142,004
                                                         ==========  ==========

5. Accrued Liabilities

  Accrued liabilities at December 31, 1999 and 2000 consist of the following:

                                                                 1999    2000
                                                                 ----    ----
                                                                (In thousands)
      Payroll, benefits and related costs...................... $ 9,729 $14,769
      Accrued income taxes.....................................     --   10,867
      Accrued interest.........................................  12,081  10,377
      Accrued vacation.........................................   5,242   4,579
      Accrued payables.........................................   1,753   2,728
      Other taxes payable......................................   1,258   1,187
      Other accrued liabilities................................   9,586   7,469
                                                                ------- -------
        Total accrued liabilities.............................. $39,649 $51,976
                                                                ======= =======

                        HEARST-ARGYLE TELEVISION, INC.

6. Long-Term Debt

  Long-term debt at December 31, 1999 and 2000 consists of the following:

                                                             1999       2000
                                                             ----       ----
                                                             (In thousands)
      New Credit Facilities.............................. $  611,000 $  546,000
      Senior Notes.......................................    500,000    449,305
      Private Placement Debt.............................    450,000    450,000
      Senior Subordinated Notes..........................      2,596      2,596
      Other Debt.........................................        --         591
                                                          ---------- ----------
        Total long-term debt............................. $1,563,596 $1,448,492
                                                          ========== ==========

Credit Facility

  Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Revolving Credit Facility") with a consortium of banks led by the Chase Manhattan Bank ("Chase") and Morgan Guaranty Trust Company of New York. For the years ended December 31, 1998 and 1999, the effective interest rate on borrowings from the Revolving Credit Facility outstanding during the year was 6.9% and 5.3%, respectively.

  On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with a consortium of banks led by Chase, Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver/term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. The $1 Billion Facility (the "New Credit Facility"), which has an outstanding balance of $611 million and $546 million at December 31, 1999 and December 31, 2000, respectively, will mature on April 12, 2004. The deferred financing fees relating to the Revolving Credit Facility, of approximately $5.1 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1999.

  Outstanding principal balances under the New Credit Facilities bear interest at either, at the Company's option, LIBOR or the alternate base rate ("ABR"), plus the "applicable margin". The "applicable margin" for ABR loans is zero. The "applicable margin" for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The ABR is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or,
(iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the New Credit Facilities. The commitment fee ranges from 0.2% to 0.3%. For the years ended December 31, 1999, and December 31, 2000, the effective interest rate on borrowings from the New Credit Facilities outstanding during the year was 6.5% and 7.5%, respectively.

  The New Credit Facility contains certain financial and other covenants and restrictions on the Company. As of December 31, 2000, the Company is in compliance with the aforementioned financial and other covenants and restrictions.

  The New Credit Facility also provides that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board of Directors.

                        HEARST-ARGYLE TELEVISION, INC.

Private Placement Debt

  As part of the Hearst Transaction, the Company assumed $275 million of debt (the "Hearst Private Placement Debt"). The Company repaid the Hearst Private Placement Debt and a related "make-whole" premium of approximately $20.9 million during December 1997.

  On December 15, 1998 and January 14, 1999, the Company issued $340 million and $110 million, respectively, principal amount of senior notes to institutional investors (collectively, the "Private Placement Debt"). The Private Placement Debt has a maturity of 12 years, with an average life of 10 years and bears interest at 7.18% per annum. In addition, the Private Placement Debt contains certain financial and or other covenants and restrictions on the Company. As of December 31, 2000, the Company is in compliance with the aforementioned financial and other covenants and restrictions. The Company used the proceeds from the Private Placement Debt to partially fund the Kelly Transaction. See Note 3.

Senior Subordinated Notes

  In October 1995, Argyle issued $150 million of senior subordinated notes (the "Notes"). During December 1997, the Company repaid $45 million of the Notes. The Notes are due in 2005 and bear interest at 9.75% payable semi-annually. The Notes are general unsecured obligations of the Company. In addition, the indenture governing the Notes imposes various conditions, restrictions and limitations on the Company and its subsidiaries.

  During February 1998, the Company repaid $102.4 million of the Notes at a premium of approximately $13.9 million. In addition, the Company wrote-off the remaining deferred financing fees related to the Notes and incurred expenses related to the repayment of the Notes. The premium paid, the deferred financing fees relating to the Notes and the expenses incurred, aggregated approximately $17.3 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1998. The outstanding balance of the Notes was $2.6 million at December 31, 1999 and December 31, 2000, respectively.

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

  During 2000, the Company repaid (i) $28 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $24.8 million, and (ii) $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $19.6 million. These repayments were funded by the New Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $4.1 million, before income tax expense, which was classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 2000.

                        HEARST-ARGYLE TELEVISION, INC.

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

  Interest expense, net for the years ended December 31, 1998, 1999 and 2000 consists of the following:

                                                       1998     1999     2000
                                                      ------- -------- --------
     Interest on borrowings:
       Revolving Credit Facility..................... $ 2,262 $  3,840 $    --
       New Credit Facilities.........................     --    32,271   45,926
       Senior Notes..................................  35,409   35,875   35,264
       Private Placement Debt........................   1,084   32,025   32,310
       Senior Subordinated Notes.....................   2,250      253      253
       Amortization of deferred financings costs and
        other........................................   2,416    3,200    4,401
                                                      ------- -------- --------
                                                       43,421  107,464  118,154
     Interest rate swap agreements:
       Changes in fair value for agreements with
        optional amounts in excess of outstanding
        borrowings...................................     778        3      --
                                                      ------- -------- --------
         Total interest expense......................  44,199  107,467  118,154
     Interest income.................................   4,644      575    1,991
                                                      ------- -------- --------
     Total interest expense, net..................... $39,555 $106,892 $116,163
                                                      ======= ======== ========

7.Earnings Per Share

  The following tables set forth a reconciliation between basic EPS and diluted EPS in accordance with SFAS 128. See Note 2.

                                               Year Ended December 31, 1998
                                            -----------------------------------
                                              (In thousands, except per share
                                                           data)
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
     Income before extraordinary item......   $59,683
     Less: Preferred stock dividends.......    (1,422)
                                              -------
     Basic EPS
     Income before extraordinary item ap-
      plicable to common stockholders......   $58,261      53,483       $1.09

     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --          216
                                              -------      ------
     Diluted EPS
     Income before extraordinary item ap-
      plicable to common stockholders plus
      assumed conversions..................   $58,261      53,699       $1.08
                                              =======      ======       =====

                        HEARST-ARGYLE TELEVISION, INC.

                                               Year Ended December 31, 1999
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
                                              (In thousands, except per share
                                                           data)
     Income before extraordinary item......   $35,402
     Less: Preferred stock dividends.......    (1,422)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $33,980      83,189       $0.41

     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --           40
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions                $33,980      83,229       $0.41
                                              =======      ======       =====
                                               Year Ended December 31, 2000
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)  Amount
                                            ----------- ------------- ---------
                                              (In thousands, except per share
                                                           data)
     Income before extraordinary item......   $42,470
     Less: Preferred stock dividends.......    (1,422)
                                              -------
     Basic EPS
     Income before extraordinary item
      applicable to common stockholders....   $41,048      92,435       $0.44

     Effect of Dilutive Securities
     Assumed exercise of stock options.....       --           22
                                              -------      ------
     Diluted EPS
     Income before extraordinary item
      applicable to common stockholders
      plus assumed conversions.............   $41,048      92,457       $0.44
                                              =======      ======       =====

  The (i) 10,938 shares of Series A Preferred Stock, outstanding at December 31, 1998, 1999 and 2000 and convertible into Series A Common Stock at a conversion price of $35 per share, and (ii) common stock options for 224,976, 2,414,086 and 2,129,845 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 1998, 1999 and 2000, respectively, were not included in the computation of diluted EPS because the conversion price or exercise price was greater than the average market price of the common shares during the calculation period.

                        HEARST-ARGYLE TELEVISION, INC.

8.Income Taxes

  The provision for income taxes relating to income before extraordinary item for the years ended December 31, 1998, 1999 and 2000, consists of the following:

                                                        Years Ended December
                                                                 31,
                                                       ------------------------
                                                        1998     1999    2000
                                                       -------  ------- -------
                                                           (In thousands)
      Current:
        State and local............................... $ 8,034  $ 1,539 $ 2,393
        Federal.......................................  26,537   26,519  41,989
                                                       -------  ------- -------
                                                        34,571   28,058  44,382
                                                       -------  ------- -------
      Deferred:
        State and local...............................    (869)   2,999     (33)
        Federal.......................................   9,094    2,254  (7,911)
                                                       -------  ------- -------
                                                         8,225    5,253  (7,944)
                                                       -------  ------- -------
      Provision for income taxes...................... $42,796  $33,311 $36,438
                                                       =======  ======= =======

  The effective income tax rate for the years ended December 31, 1998, 1999 and 2000 varied from the statutory U.S. Federal income tax rate due to the following:

                                                               1998  1999  2000
                                                               ----  ----  ----
      Statutory U.S. Federal income tax....................... 35.0% 35.0% 35.0%
      State income taxes, net of Federal tax benefit..........  4.6   4.3   2.0
      Other non-deductible business expenses..................  2.2   9.2   9.2
                                                               ----  ----  ----
      Effective income tax rate............................... 41.8% 48.5% 46.2%
                                                               ====  ====  ====

  Deferred income tax liabilities and assets at December 31, 1999 and 2000 consist of the following:

                                                             1999      2000
                                                           --------  --------
                                                            (In thousands)
      Deferred income tax liabilities:
        Accelerated depreciation.......................... $ 49,809  $ 52,643
        Accelerated funding of pension benefit
         obligation.......................................   10,503     4,499
        Difference between book and tax basis of
         intangible assets................................  725,253   723,233
                                                           --------  --------
      Total deferred income tax liabilities...............  785,565   780,375
                                                           --------  --------
      Deferred income tax assets:
        Accrued expenses and other........................    1,927     5,785
        Operating loss carryforwards......................   12,220    19,292
                                                           --------  --------
                                                             14,147    25,077
      Less: Valuation allowance...........................  (12,035)  (19,292)
                                                           --------  --------
          Total deferred income tax assets................    2,112     5,785
                                                           --------  --------
      Net deferred income tax liabilities................. $783,453  $774,590
                                                           ========  ========

  The Company has net operating loss carryforwards for state income tax purposes of approximately $240.2 million, which expire between 2001 and 2020.

  The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of certain deferred income tax assets.

                        HEARST-ARGYLE TELEVISION, INC.

9.Common Stock

  In connection with the Hearst Transaction, the Company's Certificate of Incorporation was amended and restated pursuant to which, among other things,
(i) the Company's authorized common stock, par value $.01 per share, was increased from 50 million to 200 million shares (100 million shares designated as Series A Common Stock and 100 million shares designated as Series B Common Stock); (ii) Series B Common Stock was authorized and thereafter 41.3 million shares were issued to Hearst in connection with the transaction; and, (iii) the Company's existing Series A Preferred Stock and Series B Preferred Stock received voting rights.

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

  On March 18, 1999 in connection with the Pulitzer Merger, the Company issued
37.1 million shares of Series A Common Stock (quoted market value of $26.0625 on March 18, 1999) to Pulitzer shareholders. See Note 3.

  On June 30, 1999 the Company issued to Hearst 3.7 million shares of the Company's Series A Common Stock for $100 million. The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its New Credit Facilities, thereby reducing the Company's overall debt leverage ratio and future interest expense.

  During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions. As of December 31, 2000, the Company has spent approximately $76.6 million to repurchase approximately 3 million shares of Series A Common Stock at an average price of $25.56.

  Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2000, Hearst purchased approximately 14.6 million shares of the Company's outstanding Series A Common Stock. These purchases resulted in Hearst's ownership in the Company of 58.5% and 64.8% as of December 31, 1999 and 2000, respectively.

                        HEARST-ARGYLE TELEVISION, INC.

10.Preferred Stock

  The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company's Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). Each series of Preferred Stock has 10,938 shares issued and outstanding at December 31, 1998, 1999 and 2000. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly. The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, the product of 1.1 times $35; and, (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year's conversion price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time after June 11, 2001 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

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

11.Stock Options

1997 Stock Option Plan

  The Company's Board of Directors approved the amendment and restatement of the Company's second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the "Option Plan"). The amendment increases the number of shares reserved for issuance under the Option Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices at quoted market value at time of issuance. Options, granted prior to December 2000, cliff-vest after three years commencing on the effective date of the grant and a portion of the options vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company's stock. Options, granted in December 2000, vest in one-third increments per year commencing one year from the date of the grant. All options granted pursuant to the Option Plan will expire no later than ten years from the date of grant.

                        HEARST-ARGYLE TELEVISION, INC.

  A summary of the status of the Company's Option Plan as of December 31, 1998, 1999 and 2000, and changes for the years ended December 31, 1998, 1999 and 2000 is presented below:

                                                                Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
     Outstanding at December 31, 1997............... 1,993,740       $25.85
      Granted.......................................   178,190       $27.22
      Exercised.....................................   (45,668)      $19.65
      Forfeited.....................................   (28,482)      $28.06
                                                     ---------       ------
     Outstanding at December 31, 1998............... 2,097,780       $26.07
      Granted.......................................   577,229       $26.48
      Exercised.....................................   (44,450)      $23.13
      Forfeited.....................................  (136,158)      $26.87
                                                     ---------       ------
     Outstanding at December 31, 1999............... 2,494,401       $26.18
      Granted....................................... 3,015,075       $18.58
      Exercised.....................................   (13,750)      $10.00
      Forfeited.....................................  (304,181)      $26.61
                                                     ---------       ------
     Outstanding at December 31, 2000............... 5,191,545       $21.78
                                                     =========       ======
     Exercisable at December 31, 1998...............   693,637       $24.40
                                                     =========       ======
     Exercisable at December 31, 1999...............   607,353       $24.62
                                                     =========       ======
     Exercisable at December 31, 2000............... 1,679,224       $26.17
                                                     =========       ======

  The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                 Options Outstanding                     Options Exercisable
 ---------------------------------------------------- --------------------------
Range of    Number    Weighted Average    Weighted      Number       Weighted
Exercise  Outstanding    Remaining        Average     Exercisable    Average
 Prices   at 12/31/00 Contractual Life Exercise Price At 12/31/00 Exercise Price
--------  ----------- ---------------- -------------- ----------- --------------
$10.00-
 $15.50       52,050     4.4 years         $10.00         42,550      $10.00
$16.75-
 $20.50    3,035,650     9.9 years         $18.57         18,775      $17.27
$22.75-
 $26.06      468,104     8.1 years         $25.97        240,616      $25.78
$26.50-
 $29.00    1,615,281     6.9 years         $26.80      1,370,823      $26.81
$35.25-
 $36.44       20,460     7.6 years         $36.29          6,460      $35.99
           ---------                                   ---------
           5,191,545                                   1,679,224
           =========                                   =========

  The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 1998, 1999 and 2000. The weighted average fair value of options granted

                        HEARST-ARGYLE TELEVISION, INC.

was $9.55, $12.48 and $7.79 in 1998, 1999 and 2000, respectively. The following assumptions were used for the years ended December 31, 1998, 1999 and 2000:

                                           1998          1999          2000
                                           ----          ----          ----
     Risk-free interest rate..........      5.2%          5.3%          5.9%
     Dividend yield...................      0.0%          0.0%          0.0%
     Volatility factor................     30.0%         36.9%         36.3%
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

                                            1998         1999         2000
                                        ------------ ------------ ------------
                                        (In thousands, except per share data)
     Pro forma net income.............. $     43,014 $     26,317 $     38,402
     Pro forma income applicable to
      common stockholders.............. $     41,592 $     24,895 $     36,980
     Pro forma basic income per common
      share............................ $       0.78 $       0.30 $       0.40
     Pro forma diluted income per
      common share..................... $       0.77 $       0.30 $       0.40

  The Company has reserved 5.8 million shares of common stock for future issuance's in connection with the Option Plan at December 31, 2000.

12.Stock Purchase Plan

  The Company implemented a non-compensatory employee stock purchase plan (the "Stock Purchase Plan") during April of 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 82,555 and 125,327 shares for aggregate proceeds of approximately $1.8 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively.

13.Related Party Transactions

  The Company has a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station prior to August 31, 2003); a Studio Lease Agreement (whereby Hearst leases from the

                        HEARST-ARGYLE TELEVISION, INC.

Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local income taxes during the time the Company is part of the consolidated income tax return of Hearst (see Note 2)); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). For the years ended December 31, 1998, 1999 and 2000, the Company recorded revenues of approximately $3,273,000, $4,843,000 and $4,406,000, respectively, relating to the Management Agreement and expenses of approximately $2,144,000, $3,330,000 and $3,791,000 respectively, relating to the Services Agreement. The Company believes that the terms of all these agreements are reasonable to both sides; there can be no assurance, however, that more favorable terms would not be available from third parties.

  The Company recorded net revenues of approximately $5.5 million during the year ended December 31, 2000 relating to advertising sales to one of the Company's equity interest investments (which is accounted for using the cost method). See Note 3.

14.Commitments and Contingencies

  The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2000, scheduled under contracts for programs available are as follows (in thousands):

       2001............................................................. $54,405
       2002.............................................................   1,868
       2003.............................................................     372
       2004.............................................................      96
       2005.............................................................       1
       Thereafter.......................................................       2
                                                                         -------
                                                                         $56,744
                                                                         =======

  The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2000, and employment contracts for key employees. Future minimum payments and barter obligations under terms of these agreements as of December 31, 2000 are as follows:

                                    Deduct   Net Operating Barter and Employment
                         Operating Operating     Lease      Program   and Talent
                          Leases   Sublease   Commitments    Rights   Contracts
                         --------- --------- ------------- ---------- ----------
                                             (In thousands)
                          $ 4,178   $  889      $ 3,289     $ 30,854   $ 51,494
2001....................    3,901      704        3,197       60,511     34,220
2002....................    3,426      --         3,426       42,587     14,732
2003....................    3,066      --         3,066       28,694      3,746
2004....................    3,047      --         3,047        9,649        990
2005....................   12,588      --        12,588          536        159
                          -------   ------      -------     --------   --------
Thereafter..............  $30,206   $1,593      $28,613     $172,831   $105,341
                          =======   ======      =======     ========   ========

                        HEARST-ARGYLE TELEVISION, INC.

  Rent expense, net for operating leases was approximately $4,239,000, $4,599,000 and $5,476,000 for the years ended December 31, 1998, 1999 and
2000, respectively.

  From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

15.Pension and Employee Savings Plans

  In connection with the Hearst Transaction, the Company assumed the obligations of the Hearst Broadcast Group's noncontributory defined benefit plan and Hearst's nonqualified retirement plan for non-union employees, and Hearst's defined benefit plans for eligible employees covered by collective bargaining agreements. These plans are collectively referred to as the "Pension Plans." In addition, the Company purchased the excess of the fair value of the plan's assets over the pension benefit obligation for shares of the Company's Series B Common Stock. Beginning January 1, 1998, the Company began to provide the noncontributory defined benefit plans to the Company's remaining non-union employees who were not included in the Pension Plans at December 31, 1997.

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

  The plans described above are collectively referred to as the "Hearst-Argyle Pension Plans."

  Benefits under the Hearst-Argyle Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive year's compensation. The cost of the Hearst-Argyle Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees.

  During 2000, the Company implemented a voluntary Incentive Retirement Program (IRP) to a group of employees who met certain criteria for age and length of service. The 110 employees who elected to participate in the IRP will receive an incentive retirement benefit, additional age and years of service in calculating pension benefits and post-retirement medical benefits. This plan resulted in a one-time charge of $15.4 million, which is included in the Special charge in the accompanying consolidated statement of income. The net pension benefit

                        HEARST-ARGYLE TELEVISION, INC.

for the Hearst-Argyle Pension Plans for the years ended December 31, 1998, 1999 and 2000 in which the Company's employees participate are as follows:

                                                         Pension Benefits
                                                     --------------------------
                                                      1998     1999      2000
                                                     -------  -------  --------
                                                          (In thousands)
     Service cost................................... $ 3,141  $ 4,852  $  4,679
     Interest cost..................................   2,644    3,933     4,442
     Expected return on plan assets.................  (6,455)  (8,352)  (10,150)
     Amortization of prior service cost.............     213      442       442
     Amortization of transitional asset.............    (113)    (113)     (113)
     Recognized actuarial gain......................    (432)    (673)   (1,984)
                                                     -------  -------  --------
       Net periodic (benefit)/cost..................  (1,002)      89    (2,684)
     Curtailment gain recognized....................     --      (155)     (113)
     Special termination benefit charge.............     --       --     12,604
                                                     -------  -------  --------
       Net pension (benefit)/cost................... $(1,002) $   (66) $  9,807
                                                     =======  =======  ========

  The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status at December 31, 1999 and 2000:

                                                             Pension Benefits
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
                                                              (In thousands)
     Change in benefit obligation:
       Benefit obligation at beginning of year.............. $ 44,933  $ 54,819
         Service cost.......................................    4,852     4,679
         Interest cost......................................    3,933     4,442
         Participant contributions..........................       12         7
         Plan amendments....................................    2,581       --
         Acquisitions/divestitures..........................   15,757       --
         Benefits paid......................................   (1,373)   (1,187)
         Special termination benefit charge.................      --     12,604
         Curtailment (gain)/loss............................     (389)      741
         Actuarial (gain)/loss..............................  (15,487)      359
                                                             --------  --------
       Benefit obligation at end of year....................   54,819    76,464

     Change in plan assets:
       Fair value of plan assets at beginning of year.......   81,294   114,114
         Actual return on plan assets, net..................   17,286     6,740
         Acquisitions/divestitures..........................   15,641       --
         Employer contributions.............................    1,254       907
         Participant contributions..........................       12         7
         Benefits paid......................................   (1,373)   (1,189)
                                                             --------  --------
       Fair value of plan assets end of year................  114,114   120,579

     Reconciliation of funded status:
       Funded status........................................ $ 59,295  $ 44,115
       Contributions paid during the fourth quarter.........      --        227
       Unrecognized actuarial gain..........................  (34,381)  (27,603)
       Unrecognized transition asset........................     (540)     (427)
       Unrecognized prior service cost......................    4,044     3,540
                                                             --------  --------
         Net amount recognized at end of year............... $ 28,418  $ 19,852
                                                             ========  ========

                        HEARST-ARGYLE TELEVISION, INC.

                                                        Pension Benefits
                                                        ------------------
                                                          1999      2000
                                                        --------  --------
                                                           (In thousands)
     Amounts recognized in the statement of financial
      position:
      Other assets....................................  $ 32,798  $ 27,358
      Other liabilities...............................    (4,380)   (7,506)
                                                        --------  --------
       Net amount recognized at end of year...........  $ 28,418  $ 19,852
                                                        ========  ========
     Additional year-end information for pension plans
      with accumulated benefit obligations in excess
      of plan assets:
      Projected benefit obligation....................  $  6,353  $ 10,140
      Accumulated benefit obligation..................  $  2,970  $  6,899
      Fair value of plan assets.......................  $  1,101  $  2,023

  The weighted-average assumptions used for computing the projected benefit obligation at December 31, 1999 and 2000 are as follows:

                                                        Pension Benefits
                                                        ------------------
                                                          1999      2000
                                                        --------  --------
                                                           (In thousands)
     Discount rate....................................     8.25%     8.00%
     Expected long-term rate of return on plan
      assets..........................................     9.00%     9.00%

  The measurement dates for the above weighted-average assumptions for December 31, 1999 and 2000 were December 31, 1999 and September 30, 2000, respectively. The rate of compensation increase is based on an age-related table with assumed rates of increase in compensation ranging from 1.28% to 18.25%.

  The Hearst-Argyle Pension Plans' assets consist primarily of stocks, bonds and cash equivalents.

  In connection with the Hearst Transaction, the Company was allocated the pension costs that were contributed by the Hearst Broadcast Group to a multiemployer union pension plan. No information is available for each contributing employer for this plan. The Company's contributions to the multiemployer union pension plan for the years ended December 31, 1998, 1999 and 2000 were approximately $466,000, $470,000 and $483,000, respectively.

  The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to a 401(k) savings plan. The Company matches one-half of the employee contribution up to 6% of the employee's compensation. The Company contributions to this plan for the years ended December 31, 1998, 1999 and 2000 were approximately $1,185,000, $2,182,000 and
$2,133,000, respectively.

16. Fair Value of Financial Instruments

  The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

                                            December 31, 1999 December 31, 2000
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Value    Value    Value    Value
                                            -------- -------- -------- --------
       New Credit Facilities............... $611,000 $649,401 $546,000 $546,474
       Senior Subordinated Notes...........    2,596    2,737    2,596    2,710
       Senior Notes........................  500,000  468,356  449,305  442,535
       Private Placement Debt..............  450,000  451,998  450,000  435,429

                        HEARST-ARGYLE TELEVISION, INC.

  The fair values of the Senior Subordinated Notes and the Senior Notes were determined based on the quoted market prices. The fair values of the New Credit Facilities and Private Placement Debt were determined using discounted cash flow models.

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

17. Quarterly Information (unaudited)

                             1st Quarter       2nd Quarter       3rd Quarter       4th Quarter
                          ----------------- ----------------- ----------------- -----------------
                            1999     2000     1999     2000     1999     2000     1999     2000
                          -------- -------- -------- -------- -------- -------- -------- --------
                                           (In thousands, except per share data)
Total revenues..........  $113,424 $169,930 $186,054 $196,546 $166,731 $178,404 $195,177 $202,401
Station operating in-
 come...................    28,426   42,330   58,834   66,636   39,670   52,011   65,988   76,901
Income before extraordi-
 nary item..............     2,829    4,556   13,481   16,349    3,337    9,433   15,755   12,132
Net income (a)..........     2,829    4,556   10,389   16,349    3,337    9,433   15,755   14,587
Income applicable to
 common
 stockholders (b).......     2,473    4,200   10,034   15,994    2,982    9,078   15,399   14,231
Income per common
 share--basic: (c)
Income before extraordi-
 nary item..............  $   0.04 $   0.05 $   0.15 $   0.17 $   0.03 $   0.10 $   0.17 $   0.12
Net income..............  $   0.04 $   0.05 $   0.11 $   0.17 $   0.03 $   0.10 $   0.17 $   0.15
Number of common shares
 used in the
 calculation............    57,419   92,768   89,197   92,617   92,883   92,308   92,758   92,052
Income per common
 share--diluted: (c)
Income before extraordi-
 nary item..............  $   0.04 $   0.05 $   0.15 $   0.17 $   0.03 $   0.10 $   0.17 $   0.12
Net income..............  $   0.04 $   0.05 $   0.11 $   0.17 $   0.03 $   0.10 $   0.17 $   0.15
Number of common shares
 used in the
 calculation............    57,528   92,790   89,225   92,634   92,909   92,325   92,783   92,082

--------

(a) Net income for the second quarter of 1999 and the fourth quarter of 2000 includes an extraordinary item representing premuims paid or discounts received, including (net of) write-off of unamortized financing costs upon early extinguishment of the Company's debt. See Note 6.
(b) Net income applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(c) Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

18.Subsequent Events

  In September 2000, the Company entered into an Asset Purchase Agreement with WMUR-TV, Inc. to acquire WMUR-TV, the ABC affiliate serving the Manchester, NH television market for $185 million. The Company expects this acquisition to be part of a three party swap including Emmis (see Note 3). Effective January 8, 2001, the Company assumed the management responsibilities of WMUR-TV under a TBA. The Company will manage WMUR-TV until it takes full ownership of the station. In conjunction with the finalized WMUR acquisition agreement, the purchase price, including a working capital adjustment, of approximately $189 million was deposited in escrow by an intermediary. This purchase price was funded through the

                        HEARST-ARGYLE TELEVISION, INC.

intermediary by (i) $168.3 million from the New Credit Facility (see Note 6), and (ii) $20.7 million from the option payment made by Emmis (see Note 3) and interest on the option payment. However, once the three party swap closes, the purchase price is expected to be funded by (i) $160 million from Emmis, when Emmis purchases the Phoenix radio stations, and (ii) $25 million plus the cost of any transaction expenses from the Company's New Credit Facility. At this point, the Company will be refunded $160 million of the amount currently in escrow. These transactions have received all regulatory approvals and are expected to close late in the first quarter of 2001.

  Pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., subsequent to the closing of the acquisition of WMUR-TV, the Company has agreed to acquire WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market for $20 million. This acquisition is expected to be funded from the Company's New Credit Facility. This transaction is expected to close in the second quarter of 2001.

  In January 2001, the Company and NBC Enterprises announced an agreement in principle to combine their respective television production and distribution units into a new venture.

  On February 23, 2001, the remaining $5.1 million of the Geocast investment was written-off after Geocast's Board of Directors declined various strategic alternatives and decided to liquidate the company. See Note 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information called for by Item 10 is set forth under the headings "Executive Officers of the Company" and "Election of Directors Proposal" in the Company's Proxy Statement relating to the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information called for by Item 11 is set forth under the heading "Executive Compensation and Other Matters" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information called for by Item 12 is set forth under the heading "Principal Stockholders" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

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


                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                        HEARST-ARGYLE TELEVISION, INC.

                                          Additions
                               Balance at Charged to                 Balance at
                               Beginning  Costs and    Deductions      End of
         Description            of Year    Expenses     Describe       Period
         -----------           ---------- ---------- --------------- ----------
Year Ended December 31, 1998:
 Allowance for uncollectable
  accounts.................... $2,204,000 $1,119,000 $(1,297,000)(1) $2,026,000
Year Ended December 31, 1999:
 Allowance for uncollectable
  accounts.................... $2,026,000 $2,820,000 $(1,984,000)(1) $2,862,000
Year Ended December 31, 2000:
 Allowance for uncollectable
  accounts.................... $2,862,000 $2,852,000 $(1,907,000)(1) $3,807,000

--------
(1)Net write-off of accounts receivable.

    (3) The following exhibits are filed as a part of this report:

Exhibit
  No.                                      Description
-------                                    -----------
 21.1    List of Subsidiaries of the Company.
 23.1    Consent of Deloitte & Touche LLP.
 24.1    Powers of Attorney (contained on signature page hereto).

(b)Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2000.

(c)Exhibits

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

  4.1    Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit 4.1 of Argyle's Form
         10-K for the fiscal year ending December 31, 1996).
  4.2    First Supplemental Indenture, dated as of June 1, 1996, among KHBS Argyle
         Television, Inc, Arkansas Argyle Television, Inc. and United States Trust
         Company of New York (incorporated by reference to Argyle's Current Report on
         Form 8-K dated June 11, 1996).
  4.3    Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst-
         Argyle Company Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB
         Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE
         Hearst-Argyle Television, Inc and United States Trust Company of New York
         (incorporated by reference to Exhibit 4.8 of the Company's Registration
         Statement on Form S-3 (File No. 333-32487)).
  4.4    Third Supplemental Indenture, dated as of February 26, 1998, among the Company,
         Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle Television, Inc.,
         WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN
         Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc., WAPT
         Hearst-Argyle Television, Inc., KITV Hearst-Argyle Television, Inc., KHBS
         Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc.,
         Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
         Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New
         York (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
  4.5    Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31,
         1996).
  4.6    Indenture, dated as of November 13, 1997, between the Company and Bank of
         Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 13, 1997).
  4.7    First Supplemental Indenture, dated as of November 13, 1997, between the
         Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated
         November 13, 1997).

Exhibit
  No.                                      Description
-------                                    -----------
  4.8    Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007
         (incorporated by reference to Exhibit 4.3 of the Company's Current Report on
         Form 8-K dated November 13, 1997).
  4.9    Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15,
         2027 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated January 13, 1998).
 4.10    Second Supplemental Indenture, dated as of January 13, 1998, between the
         Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated
         January 13, 1998).
 4.11    Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of the Company's
         10-K for the fiscal year ended December 31, 1998).
 4.12    Form of Registration Rights Agreement among the Company and the Holders
         (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's
         Registration Statement on Form S-4 (File No. 333-32487)).
 4.13    Form of Note Purchase Agreement, dated December 1, 1998, by and among the
         Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File No. 333-72207)).
 10.1    Amended and Restated Employment Agreement of Harry T. Hawks (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration Statement on Form S-1
         (File No. 33-96029)).
 10.2    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).
 10.3    Affiliation Agreement between combined Communications Corporation of Oklahoma,
         Inc. (re: KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the
         Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.4    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated
         November 9, 1994 (incorporated by reference to Exhibit 10.5(d) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.5    Form of Affiliation Agreement between Jackson Argyle Television, Inc. (re:
         WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.6    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and KHOG) and
         ABC (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).
 10.7    Primary Television Affiliation Agreement for television Station KMBC, dated
         April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.1 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.8    Primary Television Affiliation Agreement for television Station WCVB, dated
         November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.2 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).

Exhibit
  No.                                      Description
-------                                    -----------
 10.9    Primary Television Affiliation Agreement for television Station WISN, dated
         November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.10   Primary Television Affiliation Agreement for television Station WTAE, dated
         July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.4 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.11   Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December
         31, 1996).
 10.12   Form of Management Services Agreement between The Hearst Corporation and the
         Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17, 1997).
 10.13   Form of Option Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form
         8-K filed October 17, 1997).
 10.14   Form of Studio Lease Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
         Form 8-K filed October 17, 1997).
 10.15   Form of Services Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.5 of the Company's Current Report on
         Form 8-K filed October 17, 1997).
 10.16   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and
         STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998
         (incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the
         fiscal year ending December 31, 1997).
 10.17   Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting of
         Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary,
         Inc. (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.18   Board Representation Agreement, dated as of May 25, 1998, by and among the
         Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E.
         Pulitzer and David E. Moore (incorporated by reference to Exhibit 10.4 of the
         Company's Current Report on Form 8-K dated May 26, 1998).
 10.19   Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the
         Company's 10-K for the fiscal year ended December 31, 1998).
 10.20   Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-
         Argyle Television, Inc., the Lenders Party Thereto, The Chase Manhattan Bank,
         Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD
         Securities (USA)
         Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended March 31, 1999).
 10.21   Employment Agreement, dated as of January 1, 1999, between the Company and
         David J. Barrett (incorporated by reference to Exhibit 10.31 of the Company's
         Form 10-K for the fiscal year ended December 31, 1999).
 10.22   Employment Agreement, dated as of January 1, 1999, between the Company and
         Anthony J. Vinciquerra (incorporated by reference to Exhibit 10.32 of the
         Company's Form 10-K for the fiscal year ended December 31, 1999).


Exhibit
  No.                                      Description
-------                                    -----------
 10.23   Employment Agreement, dated as of February 15, 1999, between the Company and
         Terry Mackin (incorporated by reference to Exhibit 10.33 of the Company's Form
         10-K for the fiscal year ended December 31, 1999).
 10.24   Employment Agreement, dated as of January 1, 1999, between the Company and
         Philip Stolz (incorporated by reference to Exhibit 10.34 of the Company's Form
         10-K for the fiscal year ended December 31, 1999).
 10.25   Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties,
         Inc. and Emmis Communications Corporation (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report for the quarter ended June 30, 2000).
 10.26   Asset Purchase Agreement among the Company, Hearst-Argyle Properties, Inc. and
         WMUR-TV, Inc. dated September 7, 2000 (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report for the quarter ended September 30,
         2000).

 10.27   Letter Agreement between the Company and NBC Television Network dated June 30,
         2000 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended September 30, 2000).
 16.1    Letter from Ernst & Young LLP to the Securities and Exchange Commission
         pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit
         16.1 of the Company's Current Report on 8-K/A, dated October 20, 1997).
 21.1    List of Subsidiaries of the Company.
 23.1    Consent of Deloitte & Touche, LLP.
 24.1    Powers of Attorney (contained on signature page hereto).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEARST-ARGYLE TELEVISION, INC.

                                                  /s/ Jonathan C. Mintzer
                                          By: _________________________________
                                             Name:  Jonathan C. Mintzer
                                             Title:  Vice President, Secretary
                                                     and General Counsel

                                                      March 27, 2001
                                          Dated: ______________________________

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Hearst-Argyle Television, Inc. hereby constitutes and appoints David J. Barrett, Harry T. Hawks and Jonathan C. Mintzer or any of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to this Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 27, 2001.

       Signatures                           Title                          Date
       ----------                           -----                          ----
  /s/ David J. Barrett
 ______________________  President, Chief Executive Officer and       March 27, 2001
                          Director
    David J. Barrett      (Principal Executive Officer)


   /s/ Harry T. Hawks
 ______________________  Executive Vice President and Chief Financial March 27, 2001
                          Officer
     Harry T. Hawks        (Principal Financial Officer)


 /s/ Leslie E. Jacobson
 ______________________  Controller                                   March 27, 2001
   Leslie E. Jacobson     (Principal Accounting Officer)


     /s/ Bob Marbut
 ______________________  Chairman of the Board                        March 27, 2001
       Bob Marbut


 /s/ Frank A. Bennack,
          Jr.
 ______________________  Director                                     March 27, 2001
 Frank A. Bennack, Jr.


 /s/ John G. Conomikes
 ______________________  Director                                     March 27, 2001
   John G. Conomikes


 ______________________  Director                                     March 27, 2001
     Ken J. Elkins

        Signatures           Title        Date
        ----------           -----        ----
    /s/ Victor F. Ganzi     Director March 27, 2001
  ________________________
      Victor F. Ganzi


   /s/ George R. Hearst     Director March 27, 2001
  ________________________
     George R. Hearst


 /s/ William R. Hearst III  Director March 27, 2001
  ________________________
   William R. Hearst III


   /s/ Gilbert C. Maurer    Director March 27, 2001
  ________________________
     Gilbert C. Maurer


 _________________________  Director March 27, 2001
    Michael E. Pulitzer


 _________________________  Director March 27, 2001
       David Pulver


   /s/ Virginia H. Randt    Director March 27, 2001
  ________________________
     Virginia H. Randt


 /s/ Caroline L. Williams   Director March 27, 2001
  ________________________
   Caroline L. Williams

                                 EXHIBIT INDEX

Exhibit
  No.                                      Description
-------                                    -----------
  2.1    Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc.
         and Argyle (incorporated by reference to Exhibit 2.1 of the Company's
         Registration Statement on Form S-4 (File No. 333-32487)).
  2.2    Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company
         (incorporated by reference to Appendix A to the Company's Registration
         Statement on Form S-4 (File No. 333-72207)).
  3.1    Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C of The Company's Registration Statement on Form S-4
         (File No. 333-32487)).
  3.2    Amended and Restated Bylaws of the Company (incorporated by reference to
         Exhibit 3.2 of the Company's Form S-4 (File No. 333-72207)).
  3.3    Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3.3 of the Company's Form 10-K for the fiscal year ended December 31, 1998).
  4.1    Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit 4.1 of Argyle's Form
         10-K for the fiscal year ending December 31, 1996).
  4.2    First Supplemental Indenture, dated as of June 1, 1996, among KHBS Argyle
         Television, Inc, Arkansas Argyle Television, Inc. and United States Trust
         Company of New York (incorporated by reference to Argyle's Current Report on
         Form 8-K dated June 11, 1996).
  4.3    Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst-
         Argyle Company Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB
         Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE
         Hearst-Argyle Television, Inc. and United States Trust Company of New York
         (incorporated by reference to Exhibit 4.8 of the Company's Registration
         Statement on Form S-3 (File No. 333-32487)).
  4.4    Third Supplemental Indenture, dated as of February 26, 1998, among the Company,
         Hearst-Argyle Television Stations, Inc., KMBC Hearst-Argyle Television, Inc.,
         WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN
         Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc., WAPT
         Hearst-Argyle Television, Inc., KITV Hearst-Argyle Television, Inc., KHBS
         Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle Television, Inc.,
         Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
         Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New
         York (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
  4.5    Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.1 of Argyle's Form 10-K for the fiscal year ending December 31,
         1996).
  4.6    Indenture, dated as of November 13, 1997, between the Company and Bank of
         Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 13, 1997).
  4.7    First Supplemental Indenture, dated as of November 13, 1997, between the
         Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated
         November 13, 1997).

Exhibit
  No.                                      Description
-------                                    -----------
  4.8    Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007
         (incorporated by reference to Exhibit 4.3 of the Company's Current Report on
         Form 8-K dated November 13, 1997).
  4.9    Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15,
         2027 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated January 13, 1998).
 4.10    Second Supplemental Indenture, dated as of January 13, 1998, between the
         Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated
         January 13, 1998).
 4.11    Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of the Company's
         Form 10-K for the fiscal year ended December 31, 1998).
 4.12    Form of Registration Rights Agreement among the Company and the Holders
         (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's
         Registration Statement on Form S-4 (File No. 333-32487)).
 4.13    Form of Note Purchase Agreement, dated December 1, 1998, by and among the
         Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company's Form S-4 (File No. 333-72207)).
 10.1    Amended and Restated Employment Agreement of Harry T. Hawks (incorporated by reference to Exhibit 10.3(d) of Argyle's Registration Statement on Form S-1
         (File No. 33-96029)).
 10.2    1997 Stock Option Plan (incorporated by reference to Appendix E of the
         Company's Registration Statement on Form S-4 (File No. 333-22487)).
 10.3    Affiliation Agreement between combined Communications Corporation of Oklahoma,
         Inc. (re: KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the
         Company's Form 10-K for the fiscal year ending December 31, 1996).
 10.4    Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated
         November 9, 1994 (incorporated by reference to Exhibit 10.5(d) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.5    Form of Affiliation Agreement between Jackson Argyle Television, Inc. (re:
         WAPT) and ABC (incorporated by reference to Exhibit 10.5(e) of the Company's
         Registration Statement on Form S-1 (File No. 33-96029)).
 10.6    Affiliation Agreements between Sigma Broadcasting, Inc. (re: KHBS and KHOG) and
         ABC (incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 1996).
 10.7    Primary Television Affiliation Agreement for television Station KMBC, dated
         April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.1 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).

Exhibit
  No.                                      Description
-------                                    -----------
 10.8    Primary Television Affiliation Agreement for television Station WCVB, dated
         November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.2 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.9    Primary Television Affiliation Agreement for television Station WISN, dated
         November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.3 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.10   Primary Television Affiliation Agreement for television Station WTAE, dated
         July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst
         Corporation (incorporated by reference to Exhibit 10.4 of the Company's
         Quarterly Report for the quarter ended September 30, 1997).
 10.11   Form of Amended and Restated Tax Sharing Agreement (incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the fiscal year ending December
         31, 1996).
 10.12   Form of Management Services Agreement between The Hearst Corporation and the
         Company (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed October 17, 1997).
 10.13   Form of Option Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form
         8-K filed October 17, 1997).
 10.14   Form of Studio Lease Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.4 of the Company's Current Report on
         Form 8-K filed October 17, 1997).
 10.15   Form of Services Agreement between The Hearst Corporation and the Company
         (incorporated by reference to Exhibit 10.5 of the Company's Current Report on
         Form 8-K filed October 17, 1997).
 10.16   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC
         Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and
         STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998
         (incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the
         fiscal year ending December 31, 1997).
 10.17   Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting of
         Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary,
         Inc. (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ending December 31, 1997).
 10.18   Board Representation Agreement, dated as of May 25, 1998, by and among the
         Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E.
         Pulitzer and David E. Moore (incorporated by reference to Exhibit 10.4 of the
         Company's Current Report on Form 8-K dated May 26, 1998).
 10.19   Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the
         Company's 10-K for the fiscal year ended December 31, 1998).
 10.20   Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-
         Argyle Television, Inc., the Lenders Party Thereto, The Chase Manhattan Bank,
         Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD
         Securities (USA)
         Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended March 31, 1999).
 10.21   Employment Agreement, dated as of January 1, 1999, between the Company and
         David J. Barrett (incorporated by reference to Exhibit 10.31 of the Company's
         Form 10-K for the fiscal year ended December 31, 1999).

Exhibit
  No.                                      Description
-------                                    -----------
 10.22   Employment Agreement, dated as of January 1, 1999, between the Company and
         Anthony J. Vinciquerra (incorporated by reference to Exhibit 10.32 of the
         Company's Form 10-K for the fiscal year ended December 31, 1999).
 10.23   Employment Agreement, dated as of February 15, 1999, between the Company and
         Terry Mackin (incorporated by reference to Exhibit 10.33 of the Company's Form
         10-K for the fiscal year ended December 31, 1999).
 10.24   Employment Agreement, dated as of January 1, 1999, between the Company and
         Philip Stolz (incorporated by reference to Exhibit 10.34 of the Company's Form
         10-K for the fiscal year ended December 31, 1999).
 10.25   Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties,
         Inc. and Emmis Communications Corporation (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report for the quarter ended June 30, 2000).
 10.26   Asset Purchase Agreement among the Company, Hearst-Argyle Properties, Inc. and
         WMUR-TV, Inc. dated September 7, 2000 (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report for the quarter ended September 30,
         2000).
 10.27   Letter Agreement between the Company and NBC Television Network dated June 30,
         2000 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
         Report for the quarter ended September 30, 2000).
 16.1    Letter from Ernst & Young LLP to the Securities and Exchange Commission
         pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit
         16.1 of the Company's Current Report on 8-K/A, dated October 20, 1997).
 21.1    List of Subsidiaries of the Company.
 23.1    Consent of Deloitte & Touche, LLP.
 24.1    Powers of Attorney (contained on signature page hereto).