Form 10-Q
period 2001-03-31
HEARST ARGYLE TELEVISION INC
filed 2001-05-15
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March  31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ______ to ______

                       Commission File Number:  0-27000

                        HEARST-ARGYLE TELEVISION, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                                              74-2717523
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)

888 SEVENTH AVENUE                                                (212) 887-6800
NEW YORK, NY 10106                               (Registrant's telephone number,
(Address of principal executive offices)                    including area code)


               ________________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No   [_]

As of May 10, 2001, the Registrant had 91,763,491 shares of common stock outstanding. Consisting of 50,464,843 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                        HEARST-ARGYLE TELEVISION, INC.

                                     Index

                                                                                                                   Page No.
Part I         Financial Information

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 (unaudited).......  1
               Condensed Consolidated Statements of Income for the Three Months Ended
               March 31, 2001 and 2000 (unaudited)................................................................  3
               Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2001 and 2000 (unaudited)................................................................  4
               Notes to Condensed Consolidated Financial Statements...............................................  6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............  9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk......................................... 12


Part II        Other Information

     Item 6.   Exhibits and reports on Form 8-K................................................................... 12

Signatures........................................................................................................ 13

Part I Financial Information

     Item 1. Financial Statements
     ------- --------------------


                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets


                                                               March 31, 2001         December 31, 2000
                                                                (Unaudited)
                                                               ----------------------------------------
                                                                            (In thousands)
Assets
Current assets:
  Cash and cash equivalents                                     $     6,876              $     5,780
  Accounts receivable, net                                          129,975                  162,579
  Program and barter rights                                          36,186                   53,716
  Deferred income taxes                                               3,339                    3,339
  Related party receivable                                              675                      280
  Other                                                               7,255                    6,591
                                                                -----------              -----------
Total current assets                                                184,306                  232,285
                                                                -----------              -----------

Property, plant and equipment, net                                  335,628                  334,417
                                                                -----------              -----------

Intangible assets, net                                            3,223,401                3,142,004
                                                                -----------              -----------

Other assets:
  Deferred acquisition and financing costs, net                      23,308                   24,692
  Investments                                                        28,445                   53,811
  Program and barter rights, noncurrent                               2,521                    2,403
  Other                                                              28,654                   28,377
                                                                -----------              -----------
Total other assets                                                   82,928                  109,283
                                                                -----------              -----------

Total assets                                                    $ 3,826,263              $ 3,817,989
                                                                ===========              ===========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                               March 31, 2001         December 31, 2000
                                                                (Unaudited)
                                                               ----------------------------------------
                                                                            (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                             $    10,881              $    15,874
   Accrued liabilities                                               62,908                   51,976
   Program and barter rights payable                                 36,275                   54,405
   Other                                                                864                    1,493
                                                                -----------              -----------
Total current liabilities                                           110,928                  123,748
                                                                -----------              -----------

Program and barter rights payable, noncurrent                         2,780                    2,339
Long-term debt                                                    1,444,476                1,448,492
Deferred income taxes                                               787,229                  777,929
Other liabilities                                                    20,179                   21,105
                                                                -----------              -----------
Total noncurrent liabilities                                      2,254,664                2,249,865
                                                                -----------              -----------

Stockholders' equity:
   Series A preferred stock                                               1                        1
   Series B preferred stock                                               1                        1
   Series A common stock                                                536                      536
   Series B common stock                                                413                      413
   Additional paid-in capital                                     1,274,710                1,274,257
   Retained earnings                                                265,709                  245,788
   Treasury stock, at cost                                          (80,699)                 (76,620)
                                                                -----------              -----------
Total stockholders' equity                                        1,460,671                1,444,376
                                                                -----------              -----------

Total liabilities and stockholders' equity                      $ 3,826,263              $ 3,817,989
                                                                ===========              ===========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                                                          Three Months Ended March 31,
                                                                                        2001                       2000
                                                                                --------------------------------------------
                                                                                   (In thousands, except per share data)

Total revenues                                                                     $ 148,342                $ 169,930

Station operating expenses                                                            79,502                   81,073
Amortization of program rights                                                        14,016                   15,019
Depreciation and amortization                                                         32,303                   31,508
                                                                                   ---------                ---------
Station operating income                                                              22,521                   42,330

Corporate general and administrative expenses                                          3,696                    4,035
                                                                                   ---------                ---------
Operating income                                                                      18,825                   38,295

Other income, net                                                                     48,778                        -
                                                                                   ---------                ---------
                                                                                      67,603                   38,295

Other expenses
   Interest expense, net                                                              28,492                   28,966
   Equity in loss of affiliate                                                         1,561                      907
                                                                                   ---------                ---------
Income before income taxes                                                            37,550                    8,422

Income taxes                                                                          17,273                    3,866
                                                                                   ---------                ---------
Net income                                                                            20,277                    4,556

Less preferred stock dividends                                                          (356)                    (356)
                                                                                   ---------                ---------
Income applicable to common stockholders                                           $  19,921                $   4,200
                                                                                   =========                =========

Income per common share - basic:                                                   $    0.22                $    0.05
                                                                                   =========                =========

Number of common shares used in the calculation                                       91,864                   92,768
                                                                                   =========                =========

Income per common share - diluted:                                                 $    0.22                $    0.05
                                                                                   =========                =========

Number of common shares used in the calculation                                       92,133                   92,790
                                                                                   =========                =========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                        2001                        2000
                                                                                    -----------------------------------------
                                                                                                  (In thousands)
Operating Activities
Net income                                                                           $   20,277                  $    4,556
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Other income, net                                                                     (48,778)                          -
  Amortization of intangible assets                                                      21,646                      21,683
  Amortization of program rights                                                         14,016                      15,019
  Program payments                                                                      (14,297)                    (14,905)
  Depreciation                                                                           10,657                       9,825
  Deferred income taxes                                                                   8,261                         177
  Equity in loss of affiliate                                                             1,561                         907
  Amortization of deferred financing costs                                                  738                         862
  Provision for doubtful accounts                                                           408                         478
  Changes in operating assets and liabilities, net                                       37,683                      26,257
                                                                                     ----------                  ----------
Net cash provided by operating activities                                                52,172                      64,859
                                                                                     ----------                  ----------

Investing Activities
WMUR-TV/Phoenix Radio Swap Transaction                                                  (34,019)                          -
Investment in ProAct Technologies Corporation                                                 -                     (25,000)
Investment in Geocast Network Systems, Inc.                                                 (37)                     (8,000)
Other investing activities                                                                  (19)                        (89)
Purchases of property, plant, and equipment:
    Maintenance                                                                          (3,174)                     (8,403)
    Special projects/towers                                                              (1,568)                     (1,630)
    Digital                                                                              (4,277)                       (823)
                                                                                     ----------                  ----------
Net cash used in investing activities                                                   (43,094)                    (43,945)
                                                                                     ----------                  ----------

Financing Activities
New Credit Facilities:
     Proceeds from issuance of long-term debt                                           262,000                     101,000
     Repayment of long-term debt                                                       (266,000)                   (122,000)
Dividends paid on preferred stock                                                          (356)                       (356)
Series A Common Stock repurchases                                                        (4,079)                          -
Proceeds from employee stock purchase plan                                                  453                         691
Exercise of stock options                                                                     -                         100
                                                                                     ----------                  ----------
Net cash used in financing activities                                                    (7,982)                    (20,565)
                                                                                     ----------                  ----------
Increase in cash and cash equivalents                                                     1,096                         349
Cash and cash equivalents at beginning of period                                          5,780                       5,632
                                                                                     ----------                  ----------
Cash and cash equivalents at end of period                                           $    6,876                  $    5,981
                                                                                     ==========                  ==========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                             Three Months Ended March 31,
                                                               2001                2000
                                                             ----------------------------
                                                                    (In thousands)
Supplemental Cash Flow Information:

Business acquired in purchase transaction:

WMUR-TV/Phoenix Swap
Fair market value of assets acquired, net                    $ 225,971
Fair market value of liabilities assumed, net                 (35,300)
Fair market value of assets exchanged, net                   (188,383)
Fair market value of liabilities exchanged, net                31,731
                                                             --------
   Net cash paid for Swap                                    $ 34,019
                                                             ========


Non-cash investing activity:
 Acquisition of Channel 58, Inc.                                                 $    891
                                                                                 ========

Cash paid during the period for interest                     $ 17,712            $ 18,926
                                                             ========            ========

Cash paid during the period for taxes                        $      -            $  7,162
                                                             ========            ========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 March 31, 2001

1.   Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year.

2.   Acquisitions, Dispositions and Investments

On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement ("TBA"), which was acquired as part of the acquisition of Kelly Broadcasting Co. on January 5, 1999. The KQCA Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $891,000 has been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY) to Truth Broadcasting Corporation for $3.5 million.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses, on March 28, 2001. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at March 31, 2001; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately
(i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility. The Company realized a gain of $72.6 million on the sale of Phoenix Radio which is recorded in Other income, net.

The following unaudited pro forma results of operations include (i) the combined historical results of the Company's 22 owned television stations (which excludes KQCA and WMUR) and fees from the stations managed by the Company (see Note 4) for both periods presented, and (ii) the TBA for KQCA from January 1, 2000 through January 31, 2000, and the results of KQCA, after its

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2001

2.   Acquisitions, Dispositions and Investments (continued)


acquisition by the Company, from February 1 to March 31, 2000, adjusted to reflect the Phoenix/WMUR Swap as if the transaction occurred on January 1, 2000; and, the exclusion of Other Income, net.

                                                                           Three Months Ended March 31,
                                                                              2001               2000
                                                                       -------------------------------------
                                                                                    (unaudited)
                                                                       (In thousands, except per share data)
Total revenues                                                              $ 146,770          $ 171,495
Net income (loss)                                                           $  (6,994)         $   4,887
Income (loss) applicable to common stockholders                             $  (7,350)         $   4,531
Income (loss) per common share - basic and diluted                          $   (0.08)         $    0.05
Pro forma number of shares used in calculations  -  basic                      91,864             92,768
                                                 -  diluted                    91,864             92,790

The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

On February 23, 2001, the remaining $5.1 million of the Geocast Network Systems, Inc. ("Geocast") investment was written-off after Geocast's Board of Directors declined various strategic alternatives and decided to liquidate the company.

In March 2001, the Company wrote-down the investment in ProAct Technologies Corporation. ("ProAct") by $18.8 million in order to approximate the investment's realizable value.

3.   Long-Term Debt

  Long-term debt consists of the following:

                                                  March 31,         December 31,
                                                     2001               2000
                                                  ------------------------------
                                                                    (unaudited)
                                                          (In thousands)
   New Credit Facility                            $  542,000         $  546,000
   Senior Notes                                      449,305            449,305
   Private Placement Debt                            450,000            450,000
   Senior Subordinated Notes                           2,596              2,596
   Other Debt                                            575                591
                                                  ----------         ----------
     Total long-term debt                         $1,444,476         $1,448,492
                                                  ==========         ==========


4.   Related Party Transactions

The Company recorded revenues of approximately $565,000 and $935,000 relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $979,000 and $892,000 relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits), during the three months ended March 31, 2001 and 2000, respectively. The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2001



5.   Stock Options

In February 2001, the Company's Board of Directors approved the amendment and restatement of the Company's 1997 Stock Option Plan (the "Stock Option Plan"). The amendment increases the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company's Series A Common Stock.

6.   Subsequent Events

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million. The purchase price plus the cost of the transaction expenses were funded using the Company's revolving credit facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
--------------


Results of Operations


Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 24 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") in exchange for a management fee. See Note 4 of the notes to the condensed consolidated financial statements.

On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV pursuant to a Time Brokerage Agreement ("TBA"). See
Note 2 of the notes to the condensed consolidated financial statements.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY) to Truth Broadcasting Corporation. See Note 2 of the notes to the condensed consolidated financial statements.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap. The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") and purchased WMUR-TV from WMUR-TV, Inc. on March 28, 2001. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the notes to the condensed consolidated financial statements.

Results of operations for the three months ended March 31, 2001 include: (i) the Company's 23 owned television stations (which excludes WMUR) and fees from the three television and two radio stations managed by the Company for the entire period presented, (ii) the TBA for WMUR from January 1 to March 27, 2001 and the results of WMUR, after its acquisition by the Company, from March 28 to March 31, 2001; and, (iii) the TBA for Phoenix Radio from January 1 to March 27, 2001. Results of operations for the three months ended March 31, 2000 include:
(i) the Company's 22 owned television stations (which excludes KQCA and WMUR), five previously owned radio stations and fees from the Managed Stations for the entire period; and, (ii) the TBA for KQCA from January 1 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to March 31, 2000.


Three Months Ended March 31, 2001
Compared to Three Months Ended March 31, 2000

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended March 31, 2001 were $148.3 million, as compared to $169.9 million in the three months ended March 31, 2000, a decrease of $21.6 million or 12.7%. The decrease was primarily attributable to (i) a decrease in net political advertising revenues of approximately $6.6 million during the 2001 period; (ii) decreased demand for advertising by national and local advertisers principally in the automotive, corporations and internet categories during the 2001 period; (iii) a decrease in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates during the 2000 period; and, (iv) a decrease in total revenues due to the Phoenix Transaction which reduced total revenues by $3.4 million in the 2001 period, however, did not effect Broadcast Cash Flow.

Station operating expenses. Station operating expenses in the three months ended March 31, 2001 were $79.5 million, as compared to $81.1 million in the three months ended March 31, 2000, a decrease of $1.6 million or 2%. The decrease was primarily attributable to cost savings initiatives implemented in 2001.

Amortization of program rights. Amortization of program rights in the three months ended March 31, 2001 was $14 million, as compared to $15 million in the three months ended March 31, 2000, a decrease of $1 million or 6.7%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $32.3 million in the three months ended March 31, 2001, as compared to $31.5 million in the three months ended March 31, 2000, an increase of $0.8 million or 2.5%.

Station operating income. Station operating income in the three months ended March 31, 2001 was $22.5 million, as compared to $42.3 million in the three months ended March 31, 2000, a decrease of $19.8 million or 46.8%. The decrease in station operating income was attributable to the items discussed above.


Corporate general and administrative expenses. Corporate general and administrative expenses were $3.7 million for the three months ended March 31, 2001 as compared to $4 million in the three months ended March 31, 2000, a decrease of $0.3 million or 7.5%.

Interest expense, net. Interest expense, net was $28.5 million in the three months ended March 31, 2001, as compared to $29 million in the three months ended March 31, 2000, a decrease of $0.5 million or 1.7%.

Other income, net. The Company recorded a $72.6 million gain from the sale of Phoenix Radio. This gain was partially offset by a $5.1 million and $18.8 million write-down of the carrying value of the Company's investments in Geocast Network Systems, Inc. ("Geocast") and ProAct Technologies Corporation, respectively.

Equity in loss of affiliate. The Company recorded an equity in loss of affiliate of $1.6 million in the three months ended March 31, 2001, as compared to $0.9 million in the three months ended March 31, 2000, an increase of $0.7 million or 77.8%. This loss represents the Company's equity interest in the operating results of Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $17.3 million in the three months ended March 31, 2001, as compared to $3.9 million in the three months ended March 31, 2000, an increase of $13.4 million or 344%. This increase is primarily due to the gain on the sale of Phoenix Radio, discussed above. The effective rate was 46% for the three months ended March 31, 2001 as compared to 45.9% for the three months ended March 31, 2000. This represents federal and state income taxes as calculated on the Company's income before income taxes.

Net income. Net income was $20.3 million in the three months ended March 31, 2001, as compared to net income of $4.6 million in the three months ended March 31, 2000, an increase of $15.7 million or 341%. This increase in net income was primarily attributable to the gain on the sale of Phoenix Radio, as well as, the other items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $54.5 million in the three months ended March 31, 2001, as compared to $74 million in the three months ended March 31, 2000, a decrease of $19.5 million or 26.4%. The decrease was primarily attributable to (i) a decrease in net political advertising revenues of approximately $6.6 million during the 2001 period; (ii) decreased demand for advertising by national and local advertisers principally in the automotive, corporations and internet categories during the 2001 period; and, (iii) a decrease in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates during the 2000 period. Broadcast cash flow margin decreased to 36.8% for the three months ended March 31, 2001 from 43.5% for the three months ended March 31, 2000. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap. The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses, on March 28, 2001. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the notes to the condensed consolidated financial statements. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and
(ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility. See Note 2 of the notes to the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million. The purchase price plus the cost of the transaction expenses were funded using the Company's revolving credit facility. See Note 6 of the notes to the condensed consolidated financial statements.


Borrowings related to the purchase of WMUR-TV and WBOY-TV will increase the Company's interest expense by approximately $3.1 million per year based on the borrowings at the time of the transactions. The increase in interest expense will be funded from the increase in cash flow from operations due to the acquisitions of WMUR-TV and WBOY-TV.


Capital expenditures were $32 million in 2000 and $9 million during the three months ended March 31, 2001. The Company invested approximately $4.3 million in digital conversion projects at various stations, $3.1 million in maintenance projects and $1.6 million in special projects during the 2001 period. The Company expects to spend approximately $40.8 million for the year ended December 31, 2001 including approximately (i) $23 million in digital projects, (ii) $14.8 million in maintenance projects, and (iii) $3 million in special projects.

The Company anticipates that its primary sources of cash, those being, current cash balances, operating cash flow and amounts available under the Company's revolving credit facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures of the Company for both the next 12 months and the foreseeable future thereafter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's Credit Facilities are sensitive to changes in interest rates. As of March 31, 2001, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.



Part II   Other Information


Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------


(a)  Exhibits:
     ---------

Exhibit No.
-----------

10.1 Employment Agreement, dated December 1, 2000, between the Company and Philip M. Stolz.
10.2 Consulting Agreement dated January 1, 2001, between the Company and Argyle Communications, Inc.
10.3   Hearst-Argyle Television, Inc. Amended and Restated 1997 Stock Option
       Plan.

(b)  Reports on Form 8-K:
     --------------------

The Company did not file any reports on Form 8-K in the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ------------------------------
                              Registrant



May 15, 2001                 By:  /s/ Harry T. Hawks
--------------------------         --------------------------
Date                                Harry T. Hawks, Executive Vice President and
                                    Chief Financial Officer,
                                    (Principal Financial Officer)


May 15, 2001                  By:  /s/ Leslie E. Jacobson
--------------------------         ---------------------------
Date                               Leslie E. Jacobson, Controller,
                                   (Principal Accounting Officer)