Form 10-Q
period 2001-06-30
HEARST ARGYLE TELEVISION INC
filed 2001-08-10
CIK 949536

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended June  30, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from ________ to ________

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


     --------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [_]

As of August 6, 2001, the Registrant had 91,786,437 shares of common stock outstanding. Consisting of 50,487,789 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.
================================================================================

                        HEARST-ARGYLE TELEVISION, INC.
                                     Index

                                                                                                                Page No.
Part I         Financial Information
    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000.....    1
               Condensed Consolidated Statements of Income for the Three and Six Months Ended
               June 30, 2001 and 2000 (unaudited)..............................................................    3
               Condensed Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2001 and 2000 (unaudited)..............................................................    4
               Notes to Condensed Consolidated Financial Statements............................................    6

    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9

    Item 3.    Quantitative and Qualitative Disclosures about Market Risk......................................   13


Part II        Other Information

    Item 4.    Submission of Matters to a Vote of Security Holders.............................................   13

    Item 6.    Exhibits and reports on Form 8-K................................................................   13


Signatures     ................................................................................................   14

Part I    Financial Information

          Item 1.   Financial Statements
          -------   --------------------

                        HEARST-ARGYLE TELEVISION, INC.

                     Condensed Consolidated Balance Sheets

                                                                 June 30, 2001          December 31, 2000
                                                                  (Unaudited)
                                                              ----------------------------------------------
                                                                              (In thousands)
Assets
Current assets:
  Cash and cash equivalents                                        $    2,465                 $    5,780
  Accounts receivable, net                                            154,906                    162,579
  Program and barter rights                                            18,874                     53,716
  Deferred income taxes                                                 3,339                      3,339
  Related party receivable                                                  -                        280
  Other                                                                 7,198                      6,591
                                                                   ----------                 ----------
Total current assets                                                  186,782                    232,285
                                                                   ----------                 ----------
Property, plant and equipment, net                                    333,816                    334,417
                                                                   ----------                 ----------
Intangible assets, net                                              3,219,773                  3,142,004
                                                                   ----------                 ----------
Other assets:
  Deferred acquisition and financing costs, net                        22,571                     24,692
  Investments                                                          32,958                     53,811
  Program and barter rights, noncurrent                                 4,334                      2,403
  Other                                                                29,238                     28,377
                                                                   ----------                 ----------
Total other assets                                                     89,101                    109,283
                                                                   ----------                 ----------
Total assets                                                       $3,829,472                 $3,817,989
                                                                   ==========                 ==========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                                 June 30, 2001          December 31, 2000
                                                                  (Unaudited)
                                                              ----------------------------------------------
                                                                              (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                 $   10,507                 $   15,874
  Accrued liabilities                                                  58,725                     51,976
  Program and barter rights payable                                    18,025                     54,405
  Related party payable                                                   166                          -
  Other                                                                 2,932                      1,493
                                                                   ----------                 ----------
Total current liabilities                                              90,355                    123,748
                                                                   ----------                 ----------
Program and barter rights payable, noncurrent                           5,574                      2,339
Long-term debt                                                      1,456,451                  1,448,492
Deferred income taxes                                                 788,073                    777,929
Other liabilities                                                      18,537                     21,105
                                                                   ----------                 ----------
Total noncurrent liabilities                                        2,268,635                  2,249,865
                                                                   ----------                 ----------
Stockholders' equity:
  Series A preferred stock                                                  1                          1
  Series B preferred stock                                                  1                          1
  Series A common stock                                                   537                        536
  Series B common stock                                                   413                        413
  Additional paid-in capital                                        1,275,172                  1,274,257
  Retained earnings                                                   275,057                    245,788
  Treasury stock, at cost                                             (80,699)                   (76,620)
                                                                   ----------                 ----------
Total stockholders' equity                                          1,470,482                  1,444,376
                                                                   ----------                 ----------
Total liabilities and stockholders' equity                         $3,829,472                 $3,817,989
                                                                   ==========                 ==========


See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                               2001       2000       2001       2000
                                                             -----------------------------------------
                                                               (In thousands, except per share data)
Total revenues                                               $176,368   $196,546   $324,710   $366,476

Station operating expenses                                     80,824     83,175    160,326    164,248
Amortization of program rights                                 14,438     14,954     28,454     29,973
Depreciation and amortization                                  32,849     31,781     65,152     63,289
                                                             --------   --------   --------   --------
Station operating income                                       48,257     66,636     70,778    108,966

Corporate general and administrative expenses                   3,837      3,931      7,533      7,966
                                                             --------   --------   --------   --------
Operating income                                               44,420     62,705     63,245    101,000

Other income, net                                                   -          -     48,778          -
                                                             --------   --------   --------   --------
                                                               44,420     62,705    112,023    101,000
Other expenses
  Interest expense, net                                        24,974     31,016     53,466     59,982
  Equity in loss of affiliate                                   1,477      1,470      3,038      2,377
                                                             --------   --------   --------   --------
Income before income taxes                                     17,969     30,219     55,519     38,641

Income taxes                                                    8,266     13,870     25,539     17,736
                                                             --------   --------   --------   --------
Net income                                                      9,703     16,349     29,980     20,905

Less preferred stock dividends                                    355        355        711        711
                                                             --------   --------   --------   --------
Income applicable to common stockholders                     $  9,348   $ 15,994   $ 29,269   $ 20,194
                                                             ========   ========   ========   ========

Income per common share - basic:                             $   0.10   $   0.17   $   0.32   $   0.22
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                91,767     92,617     91,815     92,495
                                                             ========   ========   ========   ========

Income per common share - diluted:                           $   0.10   $   0.17   $   0.32   $   0.22
                                                             ========   ========   ========   ========

Number of common shares used in the calculation                91,976     92,634     92,054     92,515
                                                             ========   ========   ========   ========

See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       2001                   2000
                                                                     --------------------------------
                                                                              (In thousands)
Operating Activities
Net income                                                           $  29,980              $  20,905
Adjustments to reconcile net income to net cash provided by
operating activities:
  Other income, net                                                    (48,778)                     -
  Amortization of intangible assets                                     43,984                 43,383
  Amortization of program rights                                        28,454                 29,973
  Program payments                                                     (28,571)               (29,825)
  Depreciation                                                          21,168                 19,906
  Deferred income taxes                                                  9,105                   (502)
  Equity in loss of affiliate                                            3,038                  2,377
  Amortization of deferred financing costs                               1,475                  2,900
  Provision for doubtful accounts                                          896                  1,013
  Changes in operating assets and liabilities, net                       9,555                (15,950)
                                                                     ---------              ---------
Net cash provided by operating activities                               70,306                 74,180
                                                                     ---------              ---------

Investing Activities
WMUR-TV/Phoenix Radio Swap Transaction                                 (34,019)                     -
Acquisition of WBOY-TV                                                 (20,774)                     -
Investment in Internet Broadcasting Systems, Inc.                       (6,000)                     -
Investment in ProAct Technologies Corporation                                -                (25,024)
Investment in Geocast Network Systems, Inc.                                  -                 (8,000)
Other investing activities                                                 (71)                  (136)
Purchases of property, plant, and equipment:
    Digital                                                             (8,026)                (1,560)
    Maintenance                                                         (6,359)               (13,582)
    Special projects/towers                                             (2,498)                (2,104)
                                                                     ---------              ---------
Net cash used in investing activities                                  (77,747)               (50,406)
                                                                     ---------              ---------

Financing Activities
Credit Facility:
    Proceeds from issuance of long-term debt                           502,000                191,000
    Repayment of long-term debt                                       (494,000)              (205,000)
Dividends paid on preferred stock                                         (711)                  (711)
Series A Common Stock repurchases                                       (4,079)               (10,510)
Proceeds from employee stock purchase plan                                 916                  1,300
Exercise of stock options                                                    -                    100
                                                                     ---------              ---------
Net cash provided by (used in) financing activities                      4,126                (23,821)
                                                                     ---------              ---------
Decrease in cash and cash equivalents                                   (3,315)                   (47)
Cash and cash equivalents at beginning of period                         5,780                  5,632
                                                                     ---------              ---------
Cash and cash equivalents at end of period                           $   2,465              $   5,585
                                                                     =========              =========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                       2001            2000
                                                  ----------------------------
                                                         (In thousands)
Supplemental Cash Flow Information:

Businesses acquired in purchase transactions:

WMUR-TV/Phoenix Swap
Fair market value of assets acquired, net            $ 225,971
Fair market value of liabilities assumed, net          (35,300)
Fair market value of assets exchanged, net            (188,383)
Fair market value of liabilities exchanged, net         31,731
                                                     ---------
   Net cash paid for Swap                            $  34,019
                                                     =========

Acquisition of WBOY-TV
Fair market value of assets acquired, net            $  21,146
Fair market value of liabilities assumed, net             (372)
                                                     ---------
   Net cash paid for WBOY-TV                         $  20,774
                                                     =========

Non-cash investing activity:
   Acquisition of Channel 58, Inc.                                   $   891
                                                                     =======

Cash paid during the period for interest             $  51,344       $57,520
                                                     =========       =======
Cash paid during the period for taxes                $   7,815       $13,321
                                                     =========       =======

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.


              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 2001

1.  Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year.

2.  Acquisitions, Dispositions and Investments

On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement ("TBA"), which was acquired as part of the acquisition of Kelly Broadcasting Co. on January 5, 1999. The KQCA Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price (including transaction expenses) of approximately $891,000 has been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license.

On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY) to Truth Broadcasting Corporation for $3.5 million.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 2001; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility. The Company realized a gain of $72.6 million on the sale of Phoenix Radio which is recorded in Other income, net.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million (the "WBOY Acquisition") plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at June 30, 2001; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements. The purchase price plus the cost of transaction expenses were funded using the Company's revolving credit facility.

The following unaudited pro forma results of operations include (i) the combined historical results of the Company's 22 owned television stations (which excludes KQCA, WMUR and WBOY) and fees from the stations managed by the Company (see Note
4) for both periods presented, and (ii) the TBA for KQCA from January 1 to January 31, 2000, and the results of KQCA, after its acquisition

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 2001

2.   Acquisitions, Dispositions and Investments (continued)

by the Company, from February 1, 2000 to June 30, 2001, adjusted to reflect the Phoenix/WMUR Swap and the WBOY Acquisition as if the transactions had occurred on January 1, 2000; and, the exclusion of Other income, net.

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                2001                  2000
                                                                          -------------------------------------
                                                                                      (unaudited)
                                                                          (In thousands, except per share data)
Total revenues                                                                $324,484              $370,841
Net income                                                                    $  2,148              $ 21,064
Income applicable to common stockholders                                      $  1,437              $ 20,353
Income per common share - basic and diluted                                   $   0.02              $   0.22
Pro forma number of shares used in calculations  -  basic                       91,815                92,495
                                                 -  diluted                     92,054                92,515

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

In March 2001, the Company wrote-down its investment in ProAct Technologies Corporation ("ProAct") by $18.8 million in order to approximate the investment's realizable value.

In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. ("IBS"). The Company and IBS are forming a series of local partnerships for the development and management of local news/information/entertainment portal websites. As of June 30, 2001 and December 31, 2000, the Company had a 24% and 23%, respectively, equivalent equity interest in IBS, therefore, this investment is accounted for using the equity method. The Company's share of the loss of IBS is included in Equity in loss of affiliate in the accompanying condensed consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000.

3.   Long-Term Debt

    Long-term debt consists of the following:

                                                                 June 30,             December 31,
                                                                   2001                   2000
                                                               ----------------------------------
                                                               (unaudited)
                                                                         (In thousands)
    Credit Facility                                            $  554,000             $  546,000
    Senior Notes                                                  449,305                449,305
    Private Placement Debt                                        450,000                450,000
    Senior Subordinated Notes                                       2,596                  2,596
    Other Debt                                                        550                    591
                                                               ----------             ----------
       Total long-term debt                                    $1,456,451             $1,448,492
                                                               ==========             ==========

4.   Related Party Transactions

The Company recorded revenues of approximately $560,000 and $1.1 million during the three and six months ended June 30, 2001, respectively, and $1.3 million and $2.2 million during the three and six months ended June 30, 2000, respectively, relating to the

                         HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                 June 30, 2001

4.   Related Party Transactions (continued)

Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $971,000 and $2.0 million during the three and six months ended June 30, 2001, respectively, and $969,000 and $1.9 million during the three and six months ended June 30, 2000, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

5.   Stock Options

In February 2001, the Company's Board of Directors approved the amendment and restatement of the Company's 1997 Stock Option Plan (the "Stock Option Plan"). The amendment increases the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company's Series A Common Stock.

6.   Subsequent Events

On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication LLC is a joint venture between NBC Enterprises and the Company to produce and syndicate first-run and original-for-cable programming.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
--------------


Results of Operations


Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 25 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") in exchange for a management fee. See Note 4 of the notes to the condensed consolidated financial statements.

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

Results of operations for the three and six months ended June 30, 2001 include:
(i) the Company's 23 owned television stations (which excludes WMUR and WBOY) and fees from the Managed Stations for the entire period presented, (ii) the TBA for WMUR from January 1 to March 27, 2001 and the results of WMUR, after its acquisition by the Company, from March 28 to June 30, 2001; (iii) the TBA for Phoenix Radio from January 1 to March 27, 2001; and, (iv) the results of WBOY after its acquisition by the Company, from May 1 to June 30, 2001. Results of operations for the three and six months ended June 30, 2000 include: (i) the Company's 22 owned television stations (which excludes KQCA, WMUR and WBOY), five previously owned radio stations and fees from the Managed Stations for the entire period; and, (ii) the TBA for KQCA from January 1 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to June 30, 2000.

Three Months Ended June 30, 2001
Compared to Three Months Ended June 30, 2000

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended June 30, 2001 were $176.4 million, as compared to $196.5 million in the three months ended June 30, 2000, a decrease of $20.1 million or 10.2%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications and consumer products categories during the 2001 period; and, (ii) a decrease in net political advertising revenues of approximately $1.2 million during the 2001 period.

Station operating expenses. Station operating expenses in the three months ended June 30, 2001 were $80.8 million, as compared to $83.2 million in the three months ended June 30, 2000, a decrease of $2.4 million or 2.9%. The decrease was primarily attributable to cost savings initiatives implemented in 2001.

Amortization of program rights. Amortization of program rights in the three months ended June 30, 2001 was $14.4 million, as compared to $15 million in the three months ended June 30, 2000, a decrease of $0.6 million or 4%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $32.8 million in the three months ended June 30, 2001, as compared to $31.8 million in the three months ended June 30, 2000, an increase of $1 million or 3.1%.

Station operating income. Station operating income in the three months ended June 30, 2001 was $48.3 million, as compared to $66.6 million in the three months ended June 30, 2000, a decrease of $18.3 million or 27.5%. The decrease in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.8 million in the three months ended June 30, 2001, as compared to $3.9 million in the three months ended June 30, 2000, a decrease of $0.1 million or 2.6%.

Interest expense, net. Interest expense, net was $25 million in the three months ended June 30, 2001, as compared to $31 million in the three months ended June 30, 2000, a decrease of $6 million or 19.4%. This decrease in interest expense was primarily attributable to (i) a decrease in interest rates, which impacted the variable rate portion of the Company's debt; (ii) a lower outstanding debt balance in the second quarter of 2001 than in the second quarter of 2000; and, (ii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the Company's $250 million credit facility on April 10, 2000.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $1.5 million in the three months ended June 30, 2001 and the three months ended June 30, 2000. This loss represents the Company's equity interest in the operating results of Internet Broadcasting Systems, Inc. ("IBS").

Income taxes. Income tax expense was $8.3 million in the three months ended June 30, 2001, as compared to $13.9 million in the three months ended June 30, 2000, a decrease of $5.6 million or 40.3%. This decrease in income tax expense was attributable to the decrease in pre-tax income due to the factors discussed above. The effective rate was 46% for the three months ended June 30, 2001 as compared to 45.9% for the three months ended June 30, 2000. This represents federal and state income taxes as calculated on the Company's income before income taxes.

Net income. Net income was $9.7 million in the three months ended June 30, 2001, as compared to $16.3 million in the three months ended June 30, 2000, a decrease of $6.6 million or 40.5%. This decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $81.3 million in the three months ended June 30, 2001, as compared to $98.5 million in the three months ended June 30, 2000, a decrease of $17.2 million or 17.5%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications and consumer products categories during the 2001 period; and, (ii) a decrease in net political advertising revenues of approximately $1.2 million during the 2001 period.

Broadcast cash flow margin decreased to 46.1% for the three months ended June 30, 2001 from 50.1% for the three months ended June 30, 2000. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Six Months Ended June 30, 2001
Compared to Six Months Ended June 30, 2000

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the six months ended June 30, 2001 were $324.7 million, as compared to $366.5 million in the six months ended June 30, 2000, a decrease of $41.8 million or 11.4%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications and consumer products categories during the 2001 period; and, (ii) a decrease in net political advertising revenues of approximately $7.8 million during the 2001 period.

Station operating expenses. Station operating expenses in the six months ended June 30, 2001 were $160.3 million, as compared to $164.2 million in the six months ended June 30, 2000, a decrease of $3.9 million or 2.4%. The decrease was primarily attributable to cost savings initiatives implemented in 2001.

Amortization of program rights. Amortization of program rights in the six months ended June 30, 2001 was $28.5 million, as compared to $30 million in the six months ended June 30, 2000, a decrease of $1.5 million or 5%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $65.2 million in the six months ended June 30, 2001, as compared to $63.3 million in the six months ended June 30, 2000, an increase of $1.9 million or 3%. This increase was primarily attributable to (i) increased capital expenditures in 2000 and 2001 related to digital conversions and, (ii) increased amortization from the exchange of WMUR for Phoenix Radio and the acquisition of WBOY.

Station operating income. Station operating income in the six months ended June 30, 2001 was $70.8 million, as compared to $109 million in the six months ended June 30, 2000, a decrease of $38.2 million or 35%. The decrease in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $7.5 million in the six months ended June 30, 2001, as compared to $8 million in the six months ended June 30, 2000, a decrease of $0.5 million or 6.3%.

Other income, net. The Company recorded a $72.6 million gain from the sale of Phoenix Radio. This gain was partially offset by a $5.1 million and $18.8 million write-down of the carrying value of the Company's investments in Geocast Network Systems, Inc. ("Geocast") and ProAct Technologies Corporation, respectively.

Interest expense, net. Interest expense, net was $53.5 million in the six months ended June 30, 2001, as compared to $60 million in the six months ended June 30, 2000, a decrease of $6.5 million or 10.8%. This decrease in interest expense was primarily attributable to (i) a decrease in interest rates, which impacted the variable rate portion of the Company's debt; (ii) a lower outstanding debt balance in the second quarter of 2001 than in the second quarter of 2000; and, (ii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the Company's $250 million credit facility on April 10, 2000.

Equity in loss of affiliate. The Company recorded an equity loss of affiliate of $3 million in the six months ended June 30, 2001, as compared to $2.4 million in the six months ended June 30, 2000, an increase of $0.6 million or 25%. This loss represents the Company's equity interest in the operating results of IBS.

Income taxes. Income tax expense was $25.5 million in the six months ended June 30, 2001, as compared to $17.7 million in the six months ended June 30, 2000, an
increase of $7.8 million or 44.1%.   This increase is primarily due to the gain
on the sale of Phoenix Radio, discussed above. The effective rate was 46% for the six months ended June 30, 2001 as compared to 45.9% for the six months ended June 30, 2000. This represents federal and state income taxes as calculated on the Company's income before income taxes.

Net income. Net income was $30 million in the six months ended June 30, 2001, as compared to net income of $20.9 million in the six months ended June 30, 2000, an increase of $9.1 million or 43.5%. This increase in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $135.8 million in the six months ended June 30, 2001, as compared to $172.4 million in the six months ended June 30, 2000, a decrease of $36.6 million or 21.2%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications and consumer products categories during the 2001 period; and, (ii) a decrease in net political advertising revenues of approximately $7.8 million during the 2001 period.

Broadcast cash flow margin decreased to 41.8% for the six months ended June 30, 2001 from 47% for the six months ended June 30, 2000. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap. The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the notes to the condensed consolidated financial statements. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility. See Note 2 of the notes to the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million plus a working capital adjustment of $0.7 million and transaction expenses. The purchase price plus the cost of the transaction expenses were funded using the Company's revolving credit facility. See Note 2 of the notes to the condensed consolidated financial statements.

Borrowings related to the purchase of WMUR-TV and WBOY-TV will increase the Company's interest expense by approximately $3.1 million per year based on the borrowings at the time of the transactions. The increase in interest expense will be funded from the increase in cash flow from operations due to the acquisitions of WMUR-TV and WBOY-TV.


In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. ("IBS"). See
Note 2 of the notes to the condensed consolidated financial statements. This investment was funded using the Company's revolving credit facility.

Capital expenditures were $16.9 million during the six months ended June 30, 2001 and $32 million in 2000. During the 2001 period, the Company invested approximately $8 million in digital conversion projects at various stations, $6.4 million in maintenance projects and $2.5 million in special projects. The Company expects to spend approximately $40.8 million for the year ended December 31, 2001 including approximately (i) $23.3 million in digital projects, (ii) $13.9 million in maintenance projects, and (iii) $3.6 million in special projects.

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


New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company is currently assessing, but has not yet determined the impact of SFAS 142 on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's Credit Facilities are sensitive to changes in interest rates. As of June 30, 2001, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.



Part II   Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

All nominees standing for election as directors were elected. The following chart indicates the number of votes cast for and against and the number withheld with respect to each nominee for director:


     Proposal One
     ------------

     Nominee                              For          Against       Withheld
     -------                              ---          -------       --------
     David  Pulver (1)                 47,890,778        -0-         937,236
     David J. Barrett (2)              41,298,648        -0-           -0-
     Ken J. Elkins (2)                 41,298,648        -0-           -0-
     Victor F. Ganzi (2)               41,298,648        -0-           -0-
     William R. Hearst III (2)         41,298,648        -0-           -0-
     Michael E. Pulitzer (2)           41,298,648        -0-           -0-
     Virginia H. Randt (2)             41,298,648        -0-           -0-

_________
(1) Series A Director. To be elected by the holders of Series A shares voting as a class.
(2) Series B Director. To be elected by the holders of Series B shares voting as a class.

The following chart indicates the number of votes cast for and against and the number withheld with respect to the proposal to adopt the Amended Restated 1997 Stock Option Plan.

     Proposal Two
     ------------
     For                88,254,723
     Against             1,689,044
     Withheld              182,896

Item 6.  Exhibits and reports on Form 8-K
-------  --------------------------------

(a)  Exhibits:
     ---------

The Company did not file any exhibits in the quarter ended June 30, 2001.

(b)   Reports on Form 8-K:
      --------------------

The Company did not file any reports on Form 8-K in the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Hearst-Argyle Television, Inc.
                              ----------------------------------------
                              Registrant



August 10, 2001                By: /s/ Harry T. Hawks
----------------------------       -----------------------------------
Date                               Harry T. Hawks, Executive Vice President and
                                   Chief Financial Officer, (Principal Financial
                                   Officer)


August 10, 2001                By: /s/ Leslie E. Jacobson
----------------------------       -----------------------------------
Date                               Leslie E. Jacobson, Controller,
                                   (Principal Accounting Officer)