Form 10-Q
period 2001-09-30
HEARST ARGYLE TELEVISION INC
filed 2001-11-14
CIK 949536

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


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


                  _____________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

As of November 8, 2001, the Registrant had 91,809,830 shares of common stock outstanding. Consisting of 50,511,182 shares of Series A Common Stock, 41,298,648 shares of Series B Common Stock.

================================================================================

                         HEARST-ARGYLE TELEVISION, INC.

                                      Index

Part I    Financial Information

                                                                                                                          Page No.
      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of  September 30, 2001 (unaudited) and December 31, 2000 .......    1
               Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
               September 30, 2001 and 2000 (unaudited) .................................................................    3
               Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
               September 30, 2001 and 2000 (unaudited) .................................................................    4
               Notes to Condensed Consolidated Financial Statements ....................................................    6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...................    9


      Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..............................................   14


Part II        Other Information

      Item 6.  Exhibits and reports on Form 8-K ........................................................................   14


Signatures .............................................................................................................   15

Part I  Financial Information

         Item 1.  Financial Statements
         ------   --------------------


                         HEARST-ARGYLE TELEVISION, INC.

                      Condensed Consolidated Balance Sheets

                                                               September 30, 2001            December 31, 2000
                                                                  (Unaudited)
                                                          -----------------------------------------------------------
                                                                                 (In thousands)
Assets
Current assets:
   Cash and cash equivalents                                     $      4,782                   $      5,780
   Accounts receivable, net                                           139,145                        162,579
   Program and barter rights                                           74,163                         53,716
   Deferred income taxes                                                3,339                          3,339
   Related party receivable                                               116                            280
   Other                                                                8,214                          6,591
                                                                 ------------                   ------------
Total current assets                                                  229,759                        232,285
                                                                 ------------                   ------------

Property, plant and equipment, net                                    329,455                        334,417
                                                                 ------------                   ------------

Intangible assets, net                                              3,197,501                      3,142,004
                                                                 ------------                   ------------

Other assets:
   Deferred acquisition and financing costs, net                       21,123                         24,692
   Investments                                                         31,985                         53,811
   Program and barter rights, noncurrent                                3,895                          2,403
   Other                                                               30,213                         28,377
                                                                 ------------                   ------------
Total other assets                                                     87,216                        109,283
                                                                 ------------                   ------------

Total assets                                                     $  3,843,931                   $  3,817,989
                                                                 ============                   ============

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                                              September 30, 2001              December 31, 2000
                                                                 (Unaudited)
                                                        --------------------------------------------------------------
                                                                                (In thousands)
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                             $     11,698                     $     15,874
  Accrued liabilities                                                61,688                           51,976
  Program and barter rights payable                                  73,177                           54,405
  Other                                                                 544                            1,493
                                                               ------------                     ------------
Total current liabilities                                           147,107                          123,748
                                                               ------------                     ------------

Program and barter rights payable, noncurrent                         5,428                            2,339
Long-term debt                                                    1,416,731                        1,448,492
Deferred income taxes                                               792,505                          777,929
Other liabilities                                                    18,051                           21,105
                                                               ------------                     ------------
Total noncurrent liabilities                                      2,232,715                        2,249,865
                                                               ------------                     ------------

Stockholders' equity:
  Series A preferred stock                                                1                                1
  Series B preferred stock                                                1                                1
  Series A common stock                                                 537                              536
  Series B common stock                                                 413                              413
  Additional paid-in capital                                      1,275,596                        1,274,257
  Retained earnings                                                 268,260                          245,788
  Treasury stock, at cost                                           (80,699)                         (76,620)
                                                               ------------                     ------------
Total stockholders' equity                                        1,464,109                        1,444,376
                                                               ------------                     ------------

Total liabilities and stockholders' equity                     $  3,843,931                     $  3,817,989
                                                               ============                     ============

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                            Three Months Ended               Nine Months Ended
                                                                               September 30,                   September 30,
                                                                           2001             2000           2001           2000
                                                                         --------------------------------------------------------
                                                                                  (In thousands, except per share data)
Total revenues                                                           $  145,188       $ 178,404      $ 469,898      $ 544,880

Station operating expenses                                                   79,722          80,582        240,048        244,830
Amortization of program rights                                               14,527          14,612         42,981         44,585
Depreciation and amortization                                                32,591          31,199         97,743         94,488
                                                                         ----------       ---------      ---------      ---------
Station operating income                                                     18,348          52,011         89,126        160,977


Corporate general and administrative expenses                                 3,894           5,193         11,427         13,159
                                                                         ----------       ---------      ---------      ---------
Operating income                                                             14,454          46,818         77,699        147,818


Other income, net                                                                --           1,070         48,778          1,070
                                                                         ----------       ---------      ---------      ---------
                                                                             14,454          47,888        126,477        148,888
Other expenses
  Interest expense, net                                                      24,750          28,532         78,216         88,514
  Equity in loss of affiliates                                                1,683           1,919          4,721          4,296
                                                                         ----------       ---------      ---------      ---------
Income (loss) before income taxes and extraordinary item                    (11,979)         17,437         43,540         56,078

Income taxes                                                                 (5,074)          8,004         20,465         25,740
                                                                         ----------       ---------      ---------      ---------
Income (loss) before extraordinary item                                      (6,905)          9,433         23,075         30,338


Extraordinary item, gain on early retirement of debt, net of
    income tax expense of $304                                                  463              --            463             --
                                                                         ----------       ---------      ---------      ---------
Net income (loss)                                                            (6,442)          9,433         23,538         30,338

Less preferred stock dividends                                                  355             355          1,066          1,066
                                                                         ----------       ---------      ---------      ---------
Income (loss) applicable to common stockholders                          $   (6,797)      $   9,078      $  22,472      $  29,272
                                                                         ==========       =========      =========      =========

Income (loss) per common share - basic:
    Before extraordinary item                                            $    (0.08)      $    0.10      $    0.24      $    0.32
    Extraordinary item                                                         0.01              --             --             --
                                                                         ----------       ---------      ---------      ---------
    Net income (loss)                                                    $    (0.07)      $    0.10      $    0.24      $    0.32
                                                                         ==========       =========      =========      =========

Number of common shares used in the calculation                              91,792          92,308         91,807         92,563
                                                                         ==========       =========      =========      =========
Income (loss) per common share - diluted:
    Before extraordinary item                                            $    (0.08)      $    0.10      $    0.24      $    0.32
    Extraordinary item                                                         0.01              --             --             --
                                                                         ----------       ---------      ---------      ---------
    Net income (loss)                                                    $    (0.07)      $    0.10      $    0.24      $    0.32
                                                                         ==========       =========      =========      =========

Number of common shares used in the calculation                              91,792          92,325         92,030         92,582
                                                                         ==========       =========      =========      =========

                         HEARST-ARGYLE TELEVISION, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                               2001                   2000
                                                                        -----------------------------------------
                                                                                     (In thousands)
Operating Activities
Net income                                                                  $  23,538              $  30,338
Adjustments to reconcile net income to net cash provided by
operating activities:
  Extraordinary item                                                             (767)                    --
  Other income, net                                                           (48,778)                (1,070)
  Amortization of intangible assets                                            66,392                 65,070
  Amortization of program rights                                               42,981                 44,585
  Program payments                                                            (42,924)               (44,621)
  Depreciation                                                                 31,351                 29,418
  Deferred income taxes                                                        13,497                    (60)
  Equity in loss of affiliates                                                  4,721                  4,296
  Amortization of deferred financing costs                                      2,208                  3,828
  Provision for doubtful accounts                                               1,419                  1,585
  Changes in operating assets and liabilities, net                             23,601                  7,486
                                                                            ---------              ---------
Net cash provided by operating activities                                     117,239                140,855
                                                                            ---------              ---------

Investing Activities
WMUR-TV/Phoenix Radio Swap Transaction                                        (34,019)                    --
Acquisition of WBOY-TV                                                        (20,774)                    --
Investment in Internet Broadcasting Systems, Inc.                              (6,028)                    --
Investment in NBC/Hearst-Argyle Syndication, LLC                                  (89)                    --
Investment in ProAct Technologies Corp.                                            --                (25,027)
Investment in Geocast Network Systems, Inc.                                        --                 (8,000)
Proceeds from disposition of assets                                                --                  3,473
Other investing activities                                                        (92)                  (368)
Purchases of property, plant, and equipment:
    Special projects/buildings                                                 (3,455)                (2,466)
    Digital                                                                   (11,226)                (2,991)
    Maintenance                                                                (8,576)               (17,600)
                                                                            ---------              ---------
Net cash used in investing activities                                         (84,259)               (52,979)
                                                                            ---------              ---------

Financing Activities
Credit Facility:
     Proceeds from issuance of long-term debt                                 604,000                263,000
     Repayment of long-term debt                                             (621,000)              (334,000)
Dividends paid on preferred stock                                              (1,066)                (1,066)
Series A Common Stock repurchases                                              (4,079)               (11,012)
Repayment of Senior Notes                                                     (13,173)                (3,000)
Proceeds from employee stock purchase plan                                      1,295                  1,843
Exercise of stock options                                                          45                    100
                                                                            ---------              ---------
Net cash used in financing activities                                         (33,978)               (84,135)
                                                                            ---------              ---------
(Decrease) Increase in cash and cash equivalents                                 (998)                 3,741
Cash and cash equivalents at beginning of period                                5,780                  5,632
                                                                            ---------              ---------
Cash and cash equivalents at end of period                                  $   4,782              $   9,373
                                                                            =========              =========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     2001                    2000
                                                                               ----------------------------------------
                                                                                             (In thousands)
Supplemental Cash Flow Information:

Businesses acquired in purchase transactions:

WMUR-TV/Phoenix Swap
Fair market value of assets acquired, net                                          $ 225,971
Fair market value of liabilities assumed, net                                        (35,300)
Fair market value of assets exchanged, net                                          (188,383)
Fair market value of liabilities exchanged, net                                       31,731
                                                                                   ---------
   Net cash paid for Swap                                                          $  34,019
                                                                                   =========

Acquisition of WBOY-TV
Fair market value of assets acquired, net                                          $  21,146
Fair market value of liabilities assumed, net                                           (372)
                                                                                   ---------
   Net cash paid for WBOY-TV                                                       $  20,774
                                                                                   =========

Non-cash investing activity:

Cash paid during the period for interest                                           $  66,908              $  77,075
                                                                                   =========              =========
Cash paid during the period for taxes                                              $   8,031              $  25,736
                                                                                   =========              =========

See notes to condensed consolidated financial statements.

                         HEARST-ARGYLE TELEVISION, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001

1.   Summary of Accounting Policies

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year.

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

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) ("Phoenix Radio") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). The Company sold Phoenix Radio to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 2001; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements. Prior to the swap, Emmis had been managing Phoenix Radio pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility. The Company realized a gain of $72.6 million on the sale of Phoenix Radio which is recorded in Other income, net.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million (the "WBOY Acquisition") plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their preliminarily determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The final fair values may differ from those set forth in the accompanying condensed consolidated balance sheet at September 30, 2001; however, the changes, if any, are not expected to have a material effect on the condensed consolidated financial statements. The purchase price plus the cost of transaction expenses were funded using the Company's revolving credit facility. See Note 6.

The following unaudited pro forma results of operations include (i) the combined historical results of the Company's 22 owned television stations (which excludes KQCA, WMUR and WBOY) and fees from the stations managed by the Company (see Note
4) for both periods presented, and (ii) the TBA for KQCA from January 1 to January 31, 2000, and the results of KQCA, after its acquisition

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)
                               September 30, 2001

2.   Acquisitions, Dispositions and Investments (continued)

by the Company, from February 1, 2000 to September 30, 2001, adjusted to reflect the Phoenix/WMUR Swap and the WBOY Acquisition as if the transactions had occurred on January 1, 2000; and, the exclusion of Other income, net.

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      2001                 2000
                                                                              ----------------------------------------
                                                                                             (unaudited)
                                                                                (In thousands, except per share data)
Total revenues                                                                     $ 469,672        $ 554,091
Income before extraordinary item                                                   $    (789)       $  30,331
Income applicable to common stockholders                                           $  (1,392)       $  29,265
Net income per common share - basic and diluted                                    $   (0.02)       $    0.32
Number of shares used in calculations  -  basic                                       91,807           92,563
                                       -  diluted                                     92,030           92,582

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

In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. ("IBS"). The Company and IBS have formed a series of local partnerships for the development and management of local news/information/entertainment portal websites. As of September 30, 2001 and December 31, 2000, the Company had a 24% and 23%, respectively, equivalent equity interest in IBS, therefore, this investment is accounted for using the equity method. The Company's share of the loss of IBS is included in Equity in loss of affiliates in the accompanying condensed consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000.

On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run and original-for-cable programming. This investment is accounted for using the equity method.

3.   Long-Term Debt

   Long-term debt consists of the following:

                                              September 30,    December 31,
                                                  2001            2000
                                         -----------------------------------
                                               (unaudited)
                                                      (In thousands)
   Credit Facility                             $  529,000      $  546,000
   Senior Notes                                   434,610         449,305
   Private Placement Debt                         450,000         450,000
   Senior Subordinated Notes                        2,596           2,596
   Other Debt                                         525             591
                                               ----------      ----------
    Total long-term debt                       $1,416,731      $1,448,492
                                               ==========      ==========

                         HEARST-ARGYLE TELEVISION, INC.

                                   (Unaudited)
                               September 30, 2001

3.   Long-Term Debt (continued)

Credit Facility

On August 15, 2001, the Company amended its credit facility to (i) reduce the lender commitments from $1 billion to $750 million and (ii) extend the applicable dates for the leverage ratio and the interest coverage ratio by eighteen months. The reduced lender commitments are expected to reduce interest expense by approximately $0.8 million per year.

Senior Notes

On September 27, 2001, The Company repaid (i) $13.4 million of its 7.5% senior notes due November 15, 2027 at a discounted price of $12 million and (ii) $1.3 million of its 7% senior notes due January 15, 2018 at a discounted price of $1.1 million. These repayments were funded by the existing credit facility. The gain, net of the write-off of deferred financing fees, of $0.8 million, before income tax expense of $0.3 million, was classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

4.   Related Party Transactions

The Company recorded revenues of approximately $408,000 and $1.5 million during the three and nine months ended September 30, 2001, respectively, and $920,000 and $3.1 million during the three and nine months ended September 30, 2000, respectively, relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $956,000 and $2.9 million during the three and nine months ended September 30, 2001, respectively, and $958,000 and $2.8 million during the three and nine months ended September 30, 2000, respectively, relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties.

5.   Stock Options

In February 2001, the Company's Board of Directors approved the amendment and restatement of the Company's 1997 Stock Option Plan (the "Stock Option Plan"). The amendment increases the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company's Series A Common Stock.

6.   Proposed Sale

In September 2001, the Company entered into an agreement to sell WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market, to West Virginia Media Holdings, LLC. The Company expects this transaction, which is subject to regulatory approval, to close in the fourth quarter of 2001. This sale is not expected to result in a material gain or loss for the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------   ---------------------------------------------------------------
Results of Operations
---------------------

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

On August 7, 2001 (August 1, 2001 for accounting purposes), the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a joint venture between NBC Enterprises and the Company to produce and syndicate first-run and original-for-cable programming.

Results of operations for the three and nine months ended September 30, 2001 include: (i) the Company's 23 owned television stations (which excludes WMUR and WBOY) and fees from the Managed Stations for the entire period presented; (ii) the TBA for WMUR from January 1 to March 27, 2001 and the results of WMUR, after its acquisition by the Company, from March 28 to September 30, 2001; (iii) the TBA for Phoenix Radio from January 1 to March 27, 2001; and, (iv) the results of WBOY after its acquisition by the Company, from May 1 to September 30, 2001. Results of operations for the three and nine months ended September 30, 2000 include: (i) the Company's 22 owned television stations (which excludes KQCA, WMUR and WBOY), five previously owned radio stations and fees from the Managed Stations for the entire period; and, (ii) the TBA for KQCA from January 1 to January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 to September 30, 2000.

Effect of September 11, 2001 Events

The operating results of the Company for the three and nine months ended September 30, 2001 were adversely affected by the tragic events of September 11, 2001. In response to these events, the Company's television stations maintained round-the-clock news coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11th. As a result of the continuous news coverage, the Company estimates that it did not realize advertising revenues of up to $11 million during this period. In addition, the Company incurred incremental operating costs of approximately $0.5 million related to the expanded news coverage.

Three Months Ended September 30, 2001
Compared to Three Months Ended September 30, 2000

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues, which represent less than 4% of total revenues. Total revenues in the three months ended September 30, 2001 were $145.2 million, as compared to $178.4 million in the three months ended September 30, 2000, a decrease of $33.2 million or 18.6%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications, fast foods, financial institutions and consumer products categories during the 2001 period, (ii) a decrease in net political advertising revenues of approximately $11.4 million during the 2001 period, (iii) a decrease in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates during the 2000 period; and (iv) a decrease in advertising revenues due to the suspension of television advertising during the week of September 11th due to nationwide coverage of the events in New York, Washington, D.C. and Pennsylvania.

Station operating expenses. Station operating expenses in the three months ended September 30, 2001 were $79.7 million, as compared to $80.6 million in the three months ended September 30, 2000, a decrease of $0.9 million or 1.1%. The decrease was primarily attributable to cost savings initiatives implemented in 2001. This decrease was partially offset by approximately $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001.

Amortization of program rights. Amortization of program rights in the three months ended September 30, 2001 was $14.5 million, as compared to $14.6 million in the three months ended September 30, 2000, a decrease of $0.1 million or 0.7%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $32.6 million in the three months ended September 30, 2001, as compared to $31.2 million in the three months ended September 30, 2000, an increase of $1.4 million or 4.5%.

Station operating income. Station operating income in the three months ended September 30, 2001 was $18.3 million, as compared to $52 million in the three months ended September 30, 2000, a decrease of $33.7 million or 64.8%. The decrease in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $3.9 million in the three months ended September 30, 2001, as compared to $5.2 million in the three months ended September 30, 2000, a decrease of $1.3 million or 25%. This decrease was primarily attributable to cost savings initiatives implemented in 2001 and a decrease in compensation expense due to the Company's lower operating results in 2001 as compared to 2000.

Other income, net. The Company recorded a $1.1 million gain from the sale of WXII-AM and WLKY-AM in the 2000 periods.

Interest expense, net. Interest expense, net was $24.8 million in the three months ended September 30, 2001, as compared to $28.5 million in the three months ended September 30, 2000, a decrease of $3.7 million or 13%. This decrease in interest expense was primarily attributable to (i) a decrease in interest rates, which impacted the variable rate portion of the Company's debt; and, (ii) a lower outstanding debt balance in the third quarter of 2001 than in the third quarter of 2000.

Equity in loss of affiliates. The Company recorded an equity loss of affiliates of $1.7 million in the three months ended September 30, 2001, as compared to $1.9 million in the three months ended September 30, 2000, a decrease of $0.2 million or 10.5%. This loss represents the Company's equity interest in the operating results of (i) Internet Broadcasting Systems, Inc. ("IBS") and (ii) NBC/Hearst-Argyle Syndication, LLC.

Income taxes. Income tax benefit was $5.1 million in the three months ended September 30, 2001, as compared to income tax expense of $8 million in the three months ended September 30, 2000, a decrease of $13.1 million. This decrease in income tax expense was attributable to the decrease in pre-tax income due to the factors discussed above. The effective rate was 42.4% for the three months ended September 30, 2001 as compared to 45.9% for the three months ended September 30, 2000. This represents federal and state income taxes as calculated on the Company's income before income taxes. The Company's effective tax rate for 2001 increased to 47% as the effect of the non-tax deductible goodwill amortization increased due to the decrease of the projected pre-tax income for 2001.

Extraordinary item. The Company recorded an extraordinary item of $0.5 million, net of the related income tax expense in 2001. The extraordinary item represents the gain which resulted from the repurchase of the Company's Senior Notes, partially offset by the write-off of the unamortized deferred financing costs associated with the Senior Notes.

Net income (loss). Net loss was $6.4 million in the three months ended September 30, 2001, as compared to net income of $9.4 million in the three months ended September 30, 2000, a decrease of $15.8 million. This decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $51.1 million in the three months ended September 30, 2001, as compared to $83 million in the three months ended September 30, 2000, a decrease of $31.9 million or 38.4%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications, fast foods, financial institutions and consumer products categories during the 2001 period; (ii) a decrease in net political advertising revenues of approximately $11.4 million during the 2001 period; (iii) a decrease in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates during the 2000 period; (iv) a decrease in advertising revenues due to the suspension of television advertising during the week of September 11th due to nationwide coverage of the events in New York, Washington, D.C. and Pennsylvania; and, (v) increased station operating expenses due to $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001. Broadcast cash flow margin decreased to 35.2% for the three months ended September 30, 2001 from 46.5% for the three months ended September 30, 2000. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Nine Months Ended September 30, 2001
Compared to Nine Months Ended September 30, 2000

Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues, which represent less than 4% of total revenues. Total revenues in the nine months ended September 30, 2001 were $469.9 million, as compared to $544.9 million in the nine months ended September 30, 2000, a decrease of $75 million or 13.8%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications, consumer products, financial institutions and fast foods categories during the 2001 period, (ii) a decrease in net political advertising revenues of approximately $19.2 million during the 2001 period, (iii) a decrease in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates during the 2000 period; and (iv) a decrease in advertising revenues due to the suspension of television advertising during the week of September 11th due to nationwide coverage of the events in New York, Washington, D.C. and Pennsylvania.

Station operating expenses. Station operating expenses in the nine months ended September 30, 2001 were $240 million, as compared to $244.8 million in the nine months ended September 30, 2000, a decrease of $4.8 million or 2%. The decrease was primarily attributable to cost savings initiatives implemented in 2001. This decrease was partially offset by approximately $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001.

Amortization of program rights. Amortization of program rights in the nine months ended September 30, 2001 was $43 million, as compared to $44.6 million in the nine months ended September 30, 2000, a decrease of $1.6 million or 3.6%.

Depreciation and amortization. Depreciation and amortization of intangible assets was $97.7 million in the nine months ended September 30, 2001, as compared to $94.5 million in the nine months ended September 30, 2000, an increase of $3.2 million or 3.4%. This increase was primarily attributable to
(i) increased capital expenditures in 2000 and 2001 related to digital conversions and, (ii) increased amortization expense from the exchange of WMUR for Phoenix Radio and the acquisition of WBOY.

Station operating income. Station operating income in the nine months ended September 30, 2001 was $89.1 million, as compared to $161 million in the nine months ended September 30, 2000, a decrease of $71.9 million or 44.7%. The decrease in station operating income was attributable to the items discussed above.

Corporate general and administrative expenses. Corporate general and administrative expenses were $11.4 million in the nine months ended September 30, 2001, as compared to $13.2 million in the nine months ended September 30, 2000, a decrease of $1.8 million or 13.6%. This decrease was primarily attributable to cost savings initiatives implemented in 2001 and a decrease in compensation expense due to the Company's lower operating results in 2001 as compared to 2000.

Other income, net. The Company recorded a $72.6 million gain from the sale of Phoenix Radio in the nine months ended September 30, 2001. This gain was partially offset by a $5.1 million and $18.8 million write-down of the carrying value of the Company's investments in Geocast Network Systems, Inc. ("Geocast") and ProAct Technologies Corporation, respectively. The Company recorded a $1.1 million gain from the sale of WXII-AM and WLKY-AM in the nine months ended September 30, 2000.

Interest expense, net. Interest expense, net was $78.2 million in the nine months ended September 30, 2001, as compared to $88.5 million in the nine months ended September 30, 2000, a decrease of $10.3 million or 11.6%. This decrease in interest expense was primarily attributable to (i) a decrease in interest rates, which impacted the variable rate portion of the Company's debt; (ii) a lower outstanding debt balance in the third quarter of 2001 than in the third quarter of 2000; and,
(iii) the write-off of approximately $1.3 million unamortized deferred financing costs associated with management's election to cancel the Company's $250 million credit facility on April 10, 2000.

Equity in loss of affiliates. The Company recorded an equity loss of affiliates of $4.7 million in the nine months ended September 30, 2001, as compared to $4.3 million in the nine months ended September 30, 2000, an increase of $0.4 million or 9.3%. This loss represents the Company's equity interest in the operating results of (i) IBS and (ii) NBC/Hearst-Argyle Syndication LLC.

Income taxes. Income tax expense was $20.5 million in the nine months ended September 30, 2001, as compared to $25.7 million in the nine months ended September 30, 2000, a decrease of $5.2 million or 20.2%. The effective rate was 47% for the nine months ended September 30, 2001 as compared to 45.9% for the nine months ended September 30, 2000. This represents federal and state income taxes as calculated on the Company's income before income taxes.

Extraordinary item. The Company recorded an extraordinary item of $0.5 million, net of the related income tax expense in 2001. The extraordinary item represents the gain which resulted from the repurchase of the Company's Senior Notes, partially offset by the write-off of the unamortized deferred financing costs associated with the Senior Notes.

Net income. Net income was $23.5 million in the nine months ended September 30, 2001, as compared to net income of $30.3 million in the nine months ended September 30, 2000, a decrease of $6.8 million or 22.4%. This decrease in net income was attributable to the items discussed above.

Broadcast Cash Flow. Broadcast cash flow was $186.9 million in the nine months ended September 30, 2001, as compared to $255.4 million in the nine months ended September 30, 2000, a decrease of $68.5 million or 26.8%. The decrease was primarily attributable to (i) decreased demand for advertising by national and local advertisers primarily in the automotive, internet, telecommunications, consumer products, financial institutions and fast foods categories during the 2001 period; (ii) a decrease in net political advertising revenues of approximately $19.2 million during the 2001 period; (iii) a decrease in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates during the 2000 period; (iv) a decrease in advertising revenues due to the suspension of television advertising during the week of September 11/th/ due to nationwide coverage of the events in New York, Washington, D.C. and Pennsylvania; and, (v) increased station operating expenses due to $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001. Broadcast cash flow margin decreased to 39.8% for the nine months ended September 30, 2001 from 46.9% for the nine months ended September 30, 2000. Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

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

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY TV, the NBC affiliate serving the Clarksburg-Weston, WV, television market for $20 million plus a working capital adjustment of $0.7 million and transaction expenses. The purchase price plus the cost of the transaction expenses were funded using the Company's revolving credit facility. See Note 2 of the notes to the condensed consolidated financial statements.

Borrowings related to the purchase of WMUR-TV and WBOY-TV will increase the Company's interest expense by approximately $3.1 million per year based on the borrowings at the time of the transactions. The increase in interest expense will be funded from the increase in cash flow from operations due to the acquisitions of WMUR-TV and WBOY-TV. During the fourth quarter of 2001, the Company expects that it will close on the sale of WBOY-TV (see note 6 of the notes to the condensed consolidated financial statements). This sale is not expected to result in a material gain or loss for the Company. The proceeds of this sale will be used to pay down the Company's revolving credit facility.

In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. ("IBS"). See
Note 2 of the notes to the condensed consolidated financial statements. This investment was funded using the Company's free cash flow.

On August 15, 2001, the Company amended its credit facility to (i) reduce the lender commitments from $1 billion to $750 million and (ii) extend the applicable dates for the leverage ratio and the interest coverage ratio by eighteen months. The reduced lender commitments are expected to reduce interest expense by approximately $0.8 million per year.

On September 27, 2001, The Company repaid (i) $13.4 million of its 7.5% senior notes due November 15, 2027 at a discounted price of $12 million and (ii) $1.295 million of its 7% senior notes due January 15, 2018 at a discounted price of $1.138 million. These repayments were funded by the existing credit facility. The gain, net of the write-off of deferred financing fees, of $0.8 million, before income tax expense, was classified as an extraordinary item in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2001.

Capital expenditures were $23.3 million during the nine months ended September 30, 2001 and $32 million in 2000. During the 2001 period, the Company invested approximately $11.2 million in digital conversion projects at various stations, $8.6 million in maintenance projects and $3.5 million in special projects. The Company expects to spend approximately $35.5 million for the year ended December 31, 2001 including approximately (i) $21.8 million in digital projects, (ii) $10.1 million in maintenance projects, and (iii) $3.6 million in special projects.

The Company anticipates that its primary sources of cash, those being, current cash balances, operating cash flow and amounts available under the Company's revolving credit facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements and anticipated capital expenditures of the Company for both the next 12 months and the foreseeable future thereafter. Due to the reduced level of cash flows resulting from the general economic slowdown and the effects of the September 11/th/ events, management is currently reviewing what actions may be required in order to continue the Company's compliance with existing debt covenants.

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

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company estimates that the impact of SFAS 142 on the Company's consolidated financial statements will decrease amortization expense by approximately $84 million, or $0.55 per share, per year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
------  ----------------------------------------------------------

The Company's Credit Facilities are sensitive to changes in interest rates. As of September 30, 2001, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Part II   Other Information

Item 6. Exhibits and reports on Form 8-K
------- --------------------------------

(a) Exhibits:
    --------

    10.1 Amendment No. 1 dated August 1, 2001 in respect of the Five-Year Credit Agreement dated as of April 12, 1999

(b) Reports on Form 8-K:
    -------------------

The Company did not file any reports on Form 8-K in the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Hearst-Argyle Television, Inc.
                          ------------------------------------------------------
                          Registrant



November 14, 2001         By: /s/ Harry T. Hawks
------------------------      --------------------------------------------------
Date                          Harry T. Hawks, Executive Vice President and Chief
                              Financial Officer,
                              (Principal Financial Officer)


November 14, 2001         By: /s/ Leslie E. Jacobson
------------------------      --------------------------------------------------
Date                          Leslie E. Jacobson, Controller,
                              (Principal Accounting Officer)