Form 10-K405
period 2001-12-31
HEARST ARGYLE TELEVISION INC
filed 2002-03-27
CIK 949536

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   Form 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from         to

                         Commission file number 0-2700

                        Hearst-Argyle Television, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                 74-2717523
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                 888 Seventh Avenue
                    New York, NY                  10106
                (Address of principal          (Zip code)
                 executive Offices)

      Registrant's telephone number, including area code: (212) 887-6800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class    Name of Each Exchange On Which Registered
         -------------------    -----------------------------------------
       Series A Common Stock,            New York Stock Exchange
               par value
           $.01 per share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the Registrant's voting stock held by nonaffiliates on March 18, 2002, based on the closing price for the Registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $436,240,462.40.

   Shares of the Registrant's Common Stock outstanding as of March 18, 2002:
91,922,914 shares (consisting of 50,624,266 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

   DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

================================================================================

                          FORWARD-LOOKING STATEMENTS

   THIS REPORT INCLUDES OR INCORPORATES FORWARD-LOOKING STATEMENTS. WE HAVE BASED THESE FORWARD-LOOKING STATEMENTS ON OUR CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, INCREASES IN NET REVENUES AND BROADCAST CASH FLOW AND REDUCTIONS IN OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, OUR ABILITY TO SERVICE OUR OUTSTANDING DEBT, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, VOLATILITY IN PROGRAMMING COSTS AND THE EFFECTS OF GOVERNMENTAL REGULATION OF BROADCASTING. OTHER MATTERS SET FORTH IN THIS REPORT, OR IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE MAY ALSO CAUSE ACTUAL RESULTS IN THE FUTURE TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MIGHT NOT OCCUR.

                                    PART I

ITEM 1.  BUSINESS

   As of March 18, 2002, Hearst-Argyle Television, Inc. (the "Company") owned or managed 27 television stations that reached approximately 17.5% of U.S. television households, and two radio stations. The Company is one of the country's largest independent, or non-network-owned, TV station groups. The Company is also the largest ABC affiliate group and the second largest NBC affiliate group.

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

   Hearst entered the broadcasting business in 1928 with its acquisition of WSOE radio in Milwaukee, Wisconsin. In the 1930s, Hearst acquired radio station WTAE in Pittsburgh, Pennsylvania, and radio station WBAL in Baltimore, Maryland. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation's 19/th/ television station. That same year, WLWT-TV, in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation's 20th television station. In the 1950s, television licenses were granted to Hearst for WTAE-TV, Pittsburgh, Pennsylvania and WISN-TV, Milwaukee, Wisconsin, whose predecessor radio station was WSOE. In the 1980s, Hearst acquired WDTN-TV, in Dayton, Ohio, KMBC-TV, in Kansas City, Missouri, and WCVB-TV, in Boston, Massachusetts. (WDTN-TV was exchanged for another television station in 1998 to comply with Federal Communications Commission (FCC) ownership rules then in effect. See "Federal Regulation of Television Broadcasting"). In the 1990s, Hearst acquired WTMV-TV (now WMOR-TV), in Tampa, Florida, and WPBF-TV, in West Palm Beach, Florida, and launched KCWB-TV (now KCWE-TV), in Kansas City, Missouri through a local marketing agreement.

   Since the Hearst Transaction, the Company has acquired additional television stations through certain asset purchase, asset exchange or merger transactions, including, but not limited to, a merger transaction with Pulitzer Publishing Company ("Pulitzer") on March 18, 1999, whereby the Company acquired Pulitzer's nine television stations and five radio stations and a minor interest in the Arizona Diamondbacks major league baseball team.

   The Company also holds certain equity investments in Internet Broadcasting Systems, Inc. ("IBS"), ProAct Technologies Corp. ("ProAct") (formerly Consumer Financial Network, Inc.), and NBC/Hearst-Argyle Syndication, LLC. The Company and IBS have formed a series of local partnerships for the development and management of local news/information/entertainment Web sites. ProAct provides on-line human resources support to corporations. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company as a joint venture to produce and syndicate first-run broadcast and original-for-cable programming.

   As of March 18, 2002, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation ("Hearst Holdings"), and Hearst Broadcasting, Inc., a Delaware corporation ("Hearst Broadcasting"), 100% of the issued and outstanding shares of Series B Common Stock, par value $.01 per share, of the Company (the "Series B Common Stock," and together with the Series A Common Stock, par value $.01 per share, of the Company, the "Series A Common Stock," the "Common Stock") and approximately 38.16% of the issued and outstanding shares of the Series A Common Stock, representing in the aggregate approximately 65.94% of the outstanding voting power of the Common Stock. On March 18, 2002, Hearst Broadcasting also owned 300,000 7.5% Series A Convertible Preferred Securities due 2016 (the "7.5% Series A Preferred Securities") and 500,000 7.5% Series B Convertible Preferred Securities due 2021 (the "7.5% Series B Preferred Securities," and, together with the Series A Preferred Securities, the "7.5% Preferred Securities") that were issued by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company (the "Capital Trust"). The securities were issued to Hearst Broadcasting under the same terms and conditions applicable to other investors in the private placement described below. Hearst Broadcasting may convert the 7.5% Series A Preferred Securities for the Company's 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series A, due 2016 (the "Series A Subordinated Debentures") and the 7.5% Series B Preferred Securities for the Company's 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series B, due 2021 (the "Series B Subordinated Debentures," and, together with the Series A Subordinated Debentures, the "Subordinated Debentures"). Hearst Broadcasting is currently entitled to convert a portion of the Subordinated Debentures into shares of the Company's Series A Common Stock not representing more than 1% of the total number of the Company's Series A Common Stock outstanding on December 21, 2001. After receiving the approval of the Company's stockholders, however, the Subordinated Debentures will be convertible at Hearst Broadcasting's option into 1,587,670 shares of the Company's Series A Common Stock, representing in the aggregate approximately 1.70% of the outstanding voting power of the Common Stock as of March 18, 2002.

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

   The Company is organized under the laws of the State of Delaware and its principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, and its telephone number is (212) 887-6800. The Series A Common Stock is listed on the NYSE under the symbol "HTV."

Recent Developments

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, in a tax-free exchange (the "Phoenix/WMUR Swap"). The Phoenix Stations were sold to Emmis Communication Corporation ("Emmis") for $160 million, less transaction expenses, and an aggregate of $185 million, plus a working capital adjustment of $3.5 million and transaction expenses, was paid to purchase

WMUR-TV (an Imes Communications television station) from WMUR-TV, Inc. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement since August 8, 2000 and the Company had been managing WMUR-TV pursuant to a Time Brokerage Agreement since January 8, 2001.

   In March 2001, the Company wrote down its equity investment in ProAct by $18.8 million in order to approximate the investment's realizable value. The Company receives revenue from ProAct relating to advertising sales.

   On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV (an Imes Communications television station), the NBC affiliate serving Clarksburg-Weston, West Virginia ("WBOY-TV") for $20 million, plus a working capital adjustment of $0.7 million and transaction expenses.

   In May 2001, the Company invested an additional $6 million in cash for a total investment of $26 million (currently representing an equity interest of approximately 24%) in IBS. IBS provides Web site development and operating services for the Company and other parties.

   In June 2001, the Company entered into Joint Sales Agreements with affiliates or subsidiaries of Paxson Communications Corporation ("Paxson"), pursuant to which Company stations serving Sacramento, California (KCRA-TV), Orlando, Florida (WESH-TV), New Orleans, Louisiana (WDSU-TV) and Greensboro, North Carolina (WXII-TV) would provide local advertising sales and related services to the respective Paxson stations in those markets.

   On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity.

   On September 27, 2001, the Company repaid (i) $13.4 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $12 million and
(ii) $1.3 million of its 7% Senior Notes due January 15, 2018, at a discounted price of $1.1 million. These repayments were funded using the Company's credit facility.

   On December 13, 2001, pursuant to an Asset Purchase Agreement entered into with West Virginia Media Holdings, LLC, the Company sold WBOY-TV for $20 million, plus a working capital adjustment of $0.8 million.

   On December 20, 2001, the Company completed a private placement of $200 million principal amount of convertible trust preferred securities through the Capital Trust. The investor group included Hearst Broadcasting, the Company's majority stockholder. The securities issued are convertible, at the option of the holder at any time, into shares of the Company's Series A Common Stock. Proceeds of the issuance were used to pay down the Company's borrowings under its credit facility.

   On December 21, 2001, the Company repaid $2.5 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $2.3 million. This repayment was funded using the Company's credit facility.

The Stations

   Of the 27 television stations the Company owns or manages, 20 are in the top 50 of the 210 generally recognized geographic designated market areas ("DMAs") according to A.C. Nielsen Co. ("Nielsen") estimates for the 2001-2002 television broadcasting season. The Company owns 24 television stations. In addition, the Company manages three television stations (WMOR-TV in the Tampa, Florida market, WPBF-TV in the West Palm Beach, Florida market and KCWE-TV in the Kansas City, Missouri market) and two radio stations (WBAL (AM) and WIYY
(FM) in Baltimore, Maryland), all of which, except KCWE-TV, are owned by Hearst. The Company's management of KCWE-TV allows Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV (the "Missouri LMA"). For the year ended December 31, 2001, on a pro forma basis, the Company's total revenues and broadcast cash flow were $641.9 million and $261.0 million, respectively.

   The following table sets forth certain information for each of the Company's owned and managed television stations:

                                                               Percentage of
                                                                   U.S.
                                   Market    Network   Analog   Television
    Station   Market               Rank(1) Affiliation Channel Households(2)
    -------   ------               ------- ----------- ------- -------------
    WCVB..... Boston, MA               6       ABC          5       2.20%
    WMUR..... Manchester, NH(3)        6       ABC          9         --
    WMOR..... Tampa, FL               14       IND         32       1.49%
    KCRA..... Sacramento, CA          19       NBC          3       1.16%
    KQCA..... Sacramento, CA          19       WB          58         --
    WESH..... Orlando, FL             20       NBC          2       1.12%
    WTAE..... Pittsburgh, PA          21       ABC          4       1.09%
    WBAL..... Baltimore, MD           24       NBC         11       0.97%
    KMBC..... Kansas City, MO         31       ABC          9       0.81%
    KCWE..... Kansas City, MO         31       UPN         29         --
    WLWT..... Cincinnati, OH          32       NBC          5       0.79%
    WISN..... Milwaukee, WI           33       ABC         12       0.79%
    WYFF..... Greenville, SC          36       NBC          4       0.73%
    WPBF..... West Palm Beach, FL     40       ABC         25       0.65%
    WDSU..... New Orleans, LA         43       NBC          6       0.62%
    WXII..... Greensboro, NC          44       NBC         12       0.60%
    KOCO..... Oklahoma City, OK       45       ABC          5       0.59%
    WGAL..... Lancaster, PA           46       NBC          8       0.59%
    KOAT..... Albuquerque, NM         48       ABC          7       0.58%
    WLKY..... Louisville, KY          50       CBS         32       0.57%
    KCCI..... Des Moines, IA          70       CBS          8       0.38%
    KITV..... Honolulu, HI            72       ABC          4       0.38%
    KETV..... Omaha, NE               75       ABC          7       0.37%
    WAPT..... Jackson, MS             88       ABC         16       0.30%
    WPTZ/WNNE Plattsburgh, NY/
              Burlington, VT          90       NBC       5/31       0.29%
    KHBS/KHOG Fort Smith/
              Fayetteville, AR       107       ABC      40/29       0.24%
    KSBW..... Monterey-Salinas, CA   118       NBC          8       0.22%
                                                                   -----
              Total                                                17.53%
                                                                   =====

--------
(1) Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2001-2002 season.
(2) Based on Nielsen estimates for the 2001-2002 season.
(3) The Nielsen estimates group data for Manchester, NH is under the Boston DMA.

   The following table sets forth certain information for each of the Company's managed radio stations:

                                  Market
                      Market      Rank(1)  Station    Format
                      ------      ------- --------- -----------
                 Baltimore, MD(2)   20    WBAL (AM)  News/Talk
                                          WIYY (FM) Active Rock

--------
(1) Market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron's Fall 2002 Radio Market Report.
(2) WBAL (AM) and WIYY (FM) radio stations are managed by the Company under a management agreement with Hearst.

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

Network Affiliation Agreements and Relationships

   General. Each of the Company's owned or managed television stations (collectively, the "Stations") is affiliated with one of the following networks pursuant to a network affiliation agreement: ABC, NBC, CBS, UPN and WB (each, a "Network"), except WMOR-TV in Tampa, Florida, which is currently operating as an independent station. Each affiliation agreement provides the affiliated Station with the right to rebroadcast all programs transmitted by the Network with which the Station is affiliated. In return, the Network has the right to sell a substantial majority of the advertising time during such broadcasts. The long established networks (ABC, CBS and NBC) generally pay the station a specified network compensation payment, which varies with the time of day in exchange for every hour that a station broadcasts the network programming. Typically, prime-time programming generates the highest hourly network compensation payments. In the recent years, however, ABC, CBS and NBC have begun to eliminate or sharply reduce compensation payments to stations for clearance of network programming. In some cases, networks have undertaken to cut compensation when a station is to be sold and the affiliation agreement is to be assigned or transferred or when an old affiliation agreement has expired. The Company's affiliation agreement with NBC referred to below provides for compensation weighted toward the first part of the term and declines to zero by the end of the term. The more recently established networks (FOX, UPN, WB and PAX) generally pay little or no cash compensation for the clearance of network programming. They tend, however, to offer the affiliated station more advertising availabilities for local sale within network programming than do the long established networks.

   Twelve of the Stations have network affiliation agreements with ABC, 10 of the Stations have agreements with NBC, two of the Stations have agreements with CBS, one of the Stations has an agreement with WB and one of the Stations has an agreement with UPN. In addition, the Company's two radio stations have an affiliation agreement with a network that provides certain content (i.e., news, sports, etc.) for the stations. The Company's radio stations are less dependent on their affiliation agreement for programming. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

   ABC. The term of the ABC affiliation agreements for KMBC, WISN, WCVB and WTAE is for two years, renewable for successive two-year periods unless notice to cancel is given by either party to the other at least six months prior to expiration of the then-existing term. In addition, each of the agreements, except the agreement for WTAE, is subject to cancellation by either party upon six months notice to the other. The date of expiration of the affiliation agreement for each of the Company's other ABC affiliated stations is as follows: KETV and KOAT-November 1, 2004; WAPT-March 6, 2005; KITV-January 2, 2005; WPBF-August 31, 2003; WMUR-August 7, 2005; KHBS/KHOG-August 29, 2004 and KOCO-December 31, 2004. Negotiations are continuing with ABC for amendment of each affiliation agreement to include, among other things, a common expiration date. In addition, the Company has agreed to certain modifications in the compensation package with ABC through July 2002 for the broadcast rights to Monday Night Football.

   NBC. The term of each affiliation agreement with NBC for its current roster of NBC-affiliated stations--WBAL, WLWT, WYFF, WGAL, WXII, WPTZ/WNNE, KSBW, KCRA, WESH and WDSU--is for a period of nine years, six months, terminating December 31, 2009. In December 2000, the Company entered into a program development and distribution arrangement with the NBC Owned and Operated Stations and Gannett Broadcasting. That arrangement is in addition to the NBC/Hearst-Argyle Syndication, LLC formed by NBC and the Company in 2001. In addition, Internet Broadcasting Systems (IBS) provides Web site development and operating services to the NBC Television Stations Division (as noted above, the Company has an equity investment in IBS and IBS also provides similar services to the Company).

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

The Commercial Television Broadcasting Industry

   General. Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for broadcasting in any one geographic area, and a license to operate a television station must be granted by the Federal Communications Commission or FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television and satellite delivery systems, however, have reduced to some extent the VHF signal advantage. The FCC reports that as of September 30, 2001, there were 1,309 commercial television stations on the air in the United States, of which 737 were UHF and 572 were VHF.

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

   Historically, three broadcast networks--ABC, NBC and CBS--dominated broadcast television. Fox effectively has evolved into the fourth network, even though it produces less of prime time programming than the other major networks. In addition, UPN, WB and, more recently, PAX have been launched as television networks. Stations that operate without network affiliations are referred to as "independent" stations. All of the Stations are affiliated with networks, except WMOR-TV, which became an independent station as of October 1, 1999. The acquisition of CBS by Viacom in May 2000 has resulted in the ownership of two networks (CBS and UPN) by one company. Last year, the FCC waived the dual network prohibition to permit Viacom's ownership of two networks and subsequently modified the dual network rule to permit the older, established networks (ABC, CBS, FOX and NBC) to own emerging new broadcast networks.

   The affiliation by a station with one of the four major networks has a significant impact on the composition of the station's programming, revenues, expenses and operations. A typical affiliate of a major network receives significant programming, including prime time programming, from the network. This programming, along with cash payments ("Network Compensation"), if paid, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. Non-network programming typically consists of syndicated programs, original locally produced programs, and often most significantly, local news. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In acquiring programming to supplement programming supplied by the affiliated network, network affiliates compete primarily with other affiliates and independent stations in their markets. Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations. In addition, a television station may acquire programming though barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying either a reduced fee or no fee for such programming.

   A fully independent station, unlike a network-affiliated station, purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. The independent station, however, may retain its entire inventory of advertising time and all of the revenues obtained therefrom.

   Television station revenues are derived primarily from local, regional and national advertising (particularly, in most cases, from local news advertising) and, to a much lesser extent, from Network Compensation and revenues from studio or tower rental and commercial production activities. As noted previously, the Network Compensation component of station revenues is projected to decline in the future. Advertising rates are set based upon a variety of factors, including a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station's overall ratings and share in its market, as well as the station's ratings and share among particular demographic groups that an advertiser may be targeting. Because broadcast television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts. From time to time, including within the last twelve months, proposals have been advanced in the U.S. Congress and at the FCC to require television broadcast stations to provide advertising time to political candidates at no or reduced charge. The Company cannot predict whether any such legislation may ultimately be passed or, if passed, the impact on the Company.

   Through the 1970s, network television broadcasting enjoyed virtual dominance in viewership and television advertising revenues, because network-affiliated stations competed only with each other in local markets. Beginning in the 1980s, this level of dominance began to change, as the FCC authorized more local stations and marketplace choices expanded with the growth of independent stations and cable television services. Cable television systems were first installed in significant numbers in the 1970s and were initially used primarily to retransmit broadcast television programming to paying subscribers in areas with poor broadcast signal reception. In the aggregate, cable-originated programming has emerged as a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels equivalent to any of the major broadcast networks and, collectively, the broadcast originated signals still constitute the majority of viewing in most cable homes. The advertising share of cable networks has increased during the 1980s and 1990s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system), increases in made-for-cable programming and increases in cable channels or networks. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the dominant distribution system for mass market television advertising.

   Competition. The television broadcast industry is highly competitive. Some of the stations that compete with the Stations are owned and operated by large national or regional companies that may have greater resources, including financial resources, than the Company. Competition in the television industry takes place on several levels: competition for audience, competition for programming (including news) and competition for advertisers. Additional factors material to a television station's competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position.

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

   The Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A significant portion of the daily programming on the Stations is supplied by the Network with which each such Station is affiliated. In time periods in which the network provides programming, the Stations are primarily dependent upon the performance of the network programs in attracting viewers. Each Station competes in non-network time periods based on the performance of its programming during such time periods, using a combination of locally-produced news, public affairs and other entertainment programming, including news and syndicated programs, that such Station believes will be attractive to viewers.

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

   Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, videodiscs and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems or "wireless cable" satellite master antenna television systems, some low power, in-home satellite services and other sources of home entertainment. The Stations also face competition from high-powered direct broadcast satellite services, such as EchoStar (DISH Network) and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

   Advertising rates are based upon the size of the market in which a station operates, a program's popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the market served by the station, the availability of alternative advertising media in the market area, the effectiveness of sales forces and the development of projects, features and programs that tie advertiser messages to programming. Advertising rates also are determined by a station's overall ability to attract viewers in its market, as well as the station's ability to attract viewers among particular demographic groups that an advertiser may be targeting. Broadcast television stations compete for advertising revenues with other broadcast television stations and with the print media, radio stations, internet Web sites and cable system operators serving the same market. Additional competitors for advertising revenues include a variety of other media, including direct marketing. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market's audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not generally for advertising dollars.

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

   The following table provides the expiration dates for the main station licenses of the Company's owned and managed television stations:

                                                           Expiration of
     Station                          Market               FCC License(1)
     -------                          ------               --------------
     WCVB............................ Boston, MA           April 1, 2007
     WMUR............................ Manchester, NH       April 1, 2007
     WMOR............................ Tampa, Fl            February 1, 2005
     KCRA............................ Sacramento, CA       December 1, 2006
     KQCA............................ Sacramento, CA       December 1, 2006
     WESH............................ Orlando, FL          February 1, 2005
     WTAE............................ Pittsburgh, PA       August 1, 2007
     WBAL............................ Baltimore, MD        October 1, 2004
     KMBC............................ Kansas City, MO      February 1, 2006
     KCWE............................ Kansas City, MO      February 1, 2006
     WLWT............................ Cincinnati, OH       October 1, 2005
     WISN............................ Milwaukee, WI        December 1, 2005
     WYFF............................ Greenville, SC       December 1, 2004
     WPBF............................ West Palm Beach, FL  February 1, 2005
     WDSU............................ New Orleans, LA      June 1, 2005
     WXII............................ Greensboro, NC       December 1, 2004
     KOCO............................ Oklahoma City, OK    June 1, 2006
     WGAL............................ Lancaster, PA        August 1, 2007
     KOAT............................ Albuquerque, NM      October 1, 2006
     KOCT (satellite station of KOAT) Carlsbad, NM         October 1, 2006
     KOVT (satellite station of KOAT) Silver City, NM      October 1, 2006
     WLKY............................ Louisville, KY       August 1, 2005
     KCCI............................ Des Moines, IA       February 1, 2006
     KITV............................ Honolulu, HI         February 1, 2007
     KHVO (satellite station of KITV) Hilo, HI             February 1, 2007
     KMAU (satellite station of KITV) Wailuku, HI          February 1, 2007
     KETV............................ Omaha, NE            June 1, 2006
     WAPT............................ Jackson, MS          June 1, 2005
     WPTZ............................ Plattsburgh, NY      June 1, 2007
     WNNE (satellite station of WPTZ) Burlington, VT       April 1, 2007
     KHBS............................ Fort Smith, AR       June 1, 2005
     KHOG (satellite station of KHBS) Fayetteville, AR     June 1, 2005
     KSBW............................ Monterey-Salinas, CA December 1, 2006

--------
(1) For more information, please refer to "Digital Television Service" below relating to the transition to digital television.

   Ownership Regulation. The Communications Act, FCC rules and regulations and the Telecommunications Act also regulate broadcast ownership. The FCC has promulgated rules that, among other matters, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an "attributable" interest) in broadcast stations as well as other specified mass media entities. As detailed below, in recent years, the FCC substantially revised a number of its multiple ownership and attribution rules. The FCC revised its rules regarding measurements of and limitations on national television ownership, restrictions of local television ownership and radio-television cross-ownership, and attribution of broadcast ownership interests. In addition, recent court decisions are now compelling the FCC to further reconsider certain of its ownership rules. The FCC's various broadcast ownership rules, inclusive of the recent revisions and pending proceedings, are summarized below:

   Local Radio Ownership. With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a contour-overlap method prescribed by the FCC. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. The FCC is currently evaluating, in a rule-making proceeding, whether to further refine its approach to defining local radio markets by relying on Arbitron's definitions rather than the contour-overlap method.

   Local Television Ownership. The FCC's new local TV ownership rules permit parties to own two television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the new rules permit parties in larger markets to own up to two TV stations in the same DMA so long as at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. Satellite stations that simply rebroadcast the programming of a "parent" station will continue to be exempt from the duopoly rule if located in the same DMA as the "parent" station. The local ownership rule also applies to same-market local marketing agreements ("LMAs") involving more than 15% of the brokered station's program time, although current LMAs entered into prior to November 5, 1996 will be exempt from the local television ownership rule for a limited period of time of either two or five years, depending on the LMA's date of adoption. Further, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station, or the proposed transaction would result in the construction of a new television station. The legal propriety of the eight voice test and the constitutionality of the TV duopoly rule are currently the subject of an appeal pending in the U.S. Court of Appeals for the District of Columbia. The ultimate outcome of the case and its impact on the TV ownership rules is unknown. The Company is currently in full compliance with the FCC's local television ownership rule and the Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, has been grandfathered until the conclusion of the FCC's biennial review of its broadcast ownership rules in 2004.

   National Television Ownership Cap. On the national level, the Communications Act imposes a 35% national audience reach cap for television ownership, under which one party may have an attributable interest in television stations which reach no more than 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station for this purpose by 50%. Under the FCC rules, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of that market only once for national cap purposes. The constitutionality of the national cap is being challenged in two cases pending in the United States Court of Appeals for the District of Columbia. On February 19, 2002 the court ruled that the FCC had acted arbitrarily in its decision to retain the 35% national television ownership cap by failing to demonstrate the continued necessity of the rule to serve the public interest in light of increasing competition in the broadcasting industry. The court remanded the case to the FCC for further proceedings. The FCC may elect to retain the rule or may modify or eliminate it. The court rejected arguments that the rule was an unconstitutional abridgement of the First Amendment. The court decision is currently subject to rehearing or appeal. If the rule is eliminated, further consolidation may occur in the broadcasting industry. This could, for example, increase the Company's costs of securing programming. The Company cannot predict what impact the court decision or subsequent proceedings may have on its business.

   National Cable Ownership Cap. On March 2, 2001, the U.S. Court of Appeals for the District of Columbia held that the FCC's cap on cable ownership, barring any cable operator from serving more than 30% of the multichannel video programming audience nationwide, violated the First Amendment. The court ruled that the limit must either be justified by the FCC "as not burdening substantially more speech than necessary," or rewritten by the FCC. In addition, the court vacated on constitutional grounds the FCC rule limiting to 40% the number of channels on which a cable operator can offer operator-affiliated programming. The FCC decided not to appeal and issued a Further Notice of Proposed Rulemaking on September 13, 2001, looking toward a modification of its horizontal (30% of national audience reach) and vertical (40% of channels showing operator-affiliated programming) limits and certain aspects of its attribution rules as affected by the court's decision. Comments have been filed and the matter is ripe for decision.

   Radio-Television Cross Ownership. The so-called "one-to-a-market" rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances (the common ownership of the Baltimore television and radio properties was grandfathered at the inception of the rule). The FCC's new radio-television cross-ownership rule embodies a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations (if 8 full-power television stations would remain in the market post transaction) or, if permissible under the new local television ownership rule, two television stations and six radio stations. Waivers of the new radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the local television ownership rule, the FCC will not waive the radio-television cross-ownership rule in situations of failing or unbuilt stations.

   Newspaper-Broadcast Cross-Ownership. The FCC's rules prohibit the licensee of an AM, FM, or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. A waiver of the newspaper cross-ownership restriction may be obtained where application of the rule would be "unduly harsh." On September 13, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on modification of its newspaper/broadcast crossownership rule and waiver policies. The purpose was to collect information to serve as a basis for the FCC to decide whether the 25-year-old rule should be kept, eliminated or modified to achieve its objectives of promoting media competition and diversity. The comment period closed on February 15, 2002 and the issue is now pending FCC action. The Company cannot predict what action the FCC may take.

   Cable-Television Cross-Ownership. The FCC's rules prohibit common control of a television station and a cable television system that serves a community encompassed in whole or in part by the television station's predicted Grade B signal contour. On February 19, 2002, the U.S. Court of Appeals for the District of Columbia vacated the FCC's rule prohibiting the ownership of a television station and a cable system in a local market. The court held that the FCC had failed to demonstrate that the rule was necessary to serve the public interest in light of increasing competition. The court decision is not final and is subject to rehearing or appeal. Moreover, at this point, it is unclear what action the FCC (or Congress) may take in response to the court decision. The elimination of the rule could permit the acquisition of a network or group broadcaster by a cable MSO. The Company cannot predict what implications this decision may have for its business.

   Attribution of Ownership. Under the FCC's recently revised attribution rules, the following relationships and interests generally are attributable for purposes of the agency's broadcast ownership restrictions:

  .   holders of 5% or more of the licensee's voting stock;

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

   Importantly, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. It should also be noted that the single majority shareholder exemption remains in effect, having been reinstated after a successful court appeal.

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

   In adopting these new rules concerning television LMAs, however, the FCC provided "grandfathering" relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place at the time of the new rules and were entered into before November 5, 1996, were allowed to continue at least through 2004, when the FCC is scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. The Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, has been grandfathered until the conclusion of the FCC's biennial review of its broadcast ownership rules in 2004.

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

   Equal Employment Opportunity. On January 17, 2001, the U.S. Court of Appeals for the D.C. Circuit concluded that the FCC's Equal Employment Opportunity ("EEO") regulations were unconstitutional. On January 31, 2001, the FCC suspended the effectiveness of the majority of the FCC's EEO rules. The only requirements left in effect are the FCC's general requirements to afford equal opportunity in employment and the FCC's prohibition on employment discrimination. The FCC is presently conducting a rulemaking proceeding looking toward the adoption of new EEO rules which will pass constitutional muster.

   The 1992 Cable Act. The FCC has adopted various regulations to implement certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") which, among other matters, includes provisions respecting the carriage of television stations' signals by cable systems. The signal carriage, or "must carry," provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station's consent in certain circumstances. The "must carry" and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. The Company has entered into an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby Lifetime has the right to negotiate the grant of retransmission consent rights on behalf of the Company's owned and managed television stations in return for compensation to be paid to the Company by Lifetime in respect thereof.

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

   Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC has required affiliates of ABC, CBS, NBC and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other broadcasters must follow suit by May 1, 2002 or secure an extension of time to begin such digital broadcasting.

   The Company's digital television implementation schedule is as follows:

                                                                          FCC
                                                                       Mandated
                                                                     Timetable For
                                Market    Network   Analog    DTV   Construction of
Station        Market           Rank(1) Affiliation Channel Channel DTV Facilities
-------        ------           ------- ----------- ------- ------- ---------------
 WCVB.. Boston, MA(2)               6       ABC        5      20     May 1, 1999
 WMUR.. Manchester, NH(2)           6       ABC        9      59     May 1, 1999
 WMOR.. Tampa, FL(3)               14   Independent   32      19     May 1, 2002
 KCRA.. Sacramento, CA(2)          19       NBC        3      35     Nov. 1, 1999
 KQCA.. Sacramento, CA(4)          19       WB        58      46     May 1, 2002
 WESH.. Orlando, FL(2)             20       NBC        2      11     Nov. 1, 1999
 WTAE.. Pittsburgh, PA(2)          21       ABC        4      51     Nov. 1, 1999
 WBAL.. Baltimore, MD(2)           24       NBC       11      59     Nov. 1, 1999
 KMBC.. Kansas City, MO(3)         31       ABC        9      14     May 1, 2002
 KCWE.. Kansas City, MO(3)         31       UPN       29      31     May 1, 2002
 WLWT.. Cincinnati, OH(2)          32       NBC        5      35     Nov. 1, 1999
 WISN.. Milwaukee, WI(4)           33       ABC       12      34     May 1, 2002
 WYFF.. Greenville, SC(3)          36       NBC        4      59     May 1, 2002
 WPBF.. West Palm Beach, FL(3)     40       ABC       25      16     May 1, 2002
 WDSU.. New Orleans, LA(4)         43       NBC        6      43     May 1, 2002
 WXII.. Greensboro, NC(2)          44       NBC       12      31     May 1, 2002
 KOCO.. Oklahoma City, OK(4)       45       ABC        5      16     May 1, 2002
 WGAL.. Lancaster, PA(2)           46       NBC        8      58     May 1, 2002
 KOAT.. Albuquerque, NM(3)         48       ABC        7      21     May 1, 2002
 KOCT.. Carlsbad, NM(4)            48       ABC        6      19     May 1, 2002
 KOVT.. Silver City, NM(4)         48       ABC       10      12     May 1, 2002
 KOFT.. Farmington, NM(4)          48       ABC        3       8     May 1, 2002
 WLKY.. Louisville, KY(4)          50       CBS       32      26     May 1, 2002
 KCCI.. Des Moines, IA(3)          70       CBS        8      31     May 1, 2002
 KITV.. Honolulu, HI(2)            72       ABC        4      40     May 1, 2002
 KMAU.. Wailuku, HI(4)             72       ABC       12      29     May 1, 2002
 KHVO.. Hilo, HI(2)                72       ABC       13      18     May 1, 2002
 KETV.. Omaha, NE(4)               75       ABC        7      20     May 1, 2002
 WAPT.. Jackson, MS(4)             88       ABC       16      21     May 1, 2002
 WPTZ.. Plattsburgh, N(4)          90       NBC        5      14      May 1, 2002
 WNNE.. Burlington, VT(4)          90       NBC       31      25      May 1, 2002
 KHBS.. Fort Smith, AR(3)         107       ABC       40      21      May 1, 2002
 KHOG.. Fayetteville, AR(3)       107       ABC       29      15      May 1, 2002
 KSBW.. Monterey-Salinas, CA(4)   118       NBC        8      43      May 1, 2002

--------
(1) Market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2001-2002 season.
(2) Station has completed construction of DTV facilities and is operating with a power level equal to or less than the maximum authorized power level.
(3) Station will likely complete construction of DTV facilities by May 1, 2002 and will operate with a power level equal to or less than the maximum authorized power level. The Company has requested an extension of time to construct DTV facilities in the event that the deadline is missed.
(4) Station, because of federal, state or local government regulatory delays, equipment supply or construction delays, and/or capital allocation decisions, has not yet constructed DTV facilities. The Company has requested an extension of time to construct DTV facilities for all stations for which maximized DTV facilities have not been constructed.

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

   While the FCC's decision on dual must-carry was announced as "tentative," the effect of the decision is to require negotiations between broadcasters and cable operators over carriage terms for ancillary services and multiplexed programs or data streams.

   On October 11, 2001, notwithstanding prior "stay-the-course" statements, the FCC Chairman announced the creation of an FCC DTV Task Force to assess and make "mid-course corrections" in DTV transition deadlines and policies. The FCC Chairman cited the "unrealistic expectations" underlying the 2006 target for return of analog spectrum, and the September 11 tragic events, which require consideration of their impact on consumer spending, on media companies and on the needs of public safety and wireless services for additional spectrum.

   On November 8, 2001, the FCC made certain "mid-course corrections" to its DTV transition rules. The FCC adopted an order reconsidering its DTV conversion rules for television stations in several significant ways intended to get more DTV stations on the air and encourage consumer purchase of DTV receivers. The
Commission:

  . Temporarily deferred its requirement that commercial broadcasters replicate their entire current Grade B NTSC analog service area with their DTV signal by December 31, 2004 (or December 31, 2005 for noncommercial broadcasters) or lose interference protection to the unreplicated areas. Instead, stations can initially construct and operate facilities that offer DTV services to at least their community of license, while retaining interference protection to their allotted service areas. This will allow broadcasters to go on the air with lower-powered, less expensive facilities and to expand DTV coverage to their entire analog service area later.

  . Temporarily deferred its requirement that stations granted construction permits for maximized DTV facilities construct them by the initial build-out date or lose interference protection to the full authorized facilities.

  . Temporarily deferred its requirement that commercial stations with both analog and digital channel assignments within the DTV core (channels 2-51) elect by December 31, 2003 (December 31, 2004 for noncommercial stations) which channel they will use as their post-transition digital channel.

  . The FCC said that it will set new dates for replication, maximization and channel election in later periodic review of the DTV transition. These new deadlines will not be later than the end of 2006 or the date by which 85% of the television households in a licensee's market can receive digital broadcast signals, whichever is later.

  . Provided that television stations may operate digitally at a reduced schedule by providing, at a minimum, a digital signal during prime time hours. This modified operating requirement does not affect DTV licensees' simulcast obligations. Starting April 1, 2003, a DTV station must provide a digital signal at least 50% of the time it transmits an analog signal; on April 1, 2004, 75%; and on April 1, 2005, 100%.

  . Declined to modify deadlines (December 31, 2004 for commercial stations and 2005 for noncommercial stations) for stations to meet the increased city-grade signal strength requirements imposed in the periodic review order.

  . Declined to issue a blanket extension of remaining DTV construction deadlines (May 1, 2002 for commercial stations, May 1, 2003 for noncommercial stations).

  . Declined to modify its process for determining when two DTV applications are mutually exclusive, but clarified the relative treatment of DTV applications and new analog TV station applications. The FCC also clarified some DTV application processing procedures for determining unacceptable interference and maximum allowable power.

  . Clarified that noncommercial television stations may provide commercial, for-profit ancillary services (such as paging and computer software distribution) on excess DTV channels not used for broadcast programming. The commission concluded that the statutory ban on commercial operation applies to broadcasting only, though noncommercial stations must devote a "substantial majority" of total digital capacity to nonprofit educational broadcast services. Public stations will also be subject to an annual fee of 5% of gross revenues from ancillary commercial services; that fee already applies to commercial television broadcasters.

   By March 4, 2002 commercial television stations which had not constructed DTV facilities were required to have filed applications for extension of time to construct. The Company has (i) stations which have completed construction of DTV facilities; (ii) stations which are likely to have or will have completed construction of DTV facilities by May 1, 2002; and (iii) stations which because of federal, state or local government regulatory delays, equipment supply or construction delays, and/or capital allocation decisions, have not yet constructed DTV facilities. The Company has requested an extension of time to construct for all stations for which maximized DTV facilities have not been constructed. There can be no assurance that the FCC will grant such extensions.

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

   In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), which established a copyright licensing system for limited distribution of television network programming to 16 DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. Under SHVIA, satellite carriers are permitted to retransmit local signals of television broadcasters for a period of six months from the November 29, 1999 enactment of SHVIA, without receiving retransmission consent. After the six-month period, satellite carriers will be required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. The agreement between the Company and Lifetime also applies to the grant of DBS retransmission consent rights, for which Lifetime will also compensate the Company. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. In addition, SHVIA extended the compulsory license allowing the satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). Certain of the Company's stations are currently distributed by satellite.

   EchoStar/DirecTV Merger. In October 2001, EchoStar and DirecTV, the two leading providers of direct-satellite-to-home multi-channel video programming services announced their intention to merge. EchoStar would be the acquiring company in the proposed transaction. The combination must first be approved by both the FCC and the U.S. Department of Justice. The proposed merger would have numerous implications for the video distribution marketplace. Some of such implications could be negative for the Company's business. For example, the Company currently negotiates with two competing DBS providers for payments for retransmission consent rights to carry the signals of its television stations. The Company cannot predict what the impact approval of the merger would have on its business and prospects.

                                 *  *  *  *  *

   The foregoing information does not purport to be a complete summary of all the provisions of the Communications Act or the regulations and policies of the FCC thereunder or competitive media or technologies. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business. Also, certain of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Employees

   As of December 31, 2001, the Company had approximately 2,829 full-time employees and 352 part-time employees. A total of approximately 875 of the Company's employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

   The Company's principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each Station generally includes owned or leased offices, studios, transmitters and tower sites. Typically, offices and main studios are located together, while transmitters and tower sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations' principal facilities as of December 31, 2001. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

                                                        Owned or    Approximate
 Station      Location                 Use               Leased        Size
 -------      --------                 ---              --------    -----------
Corporate        --         Washington D.C. Office       Leased     3,191 sq. ft.
                            New York Office              Leased    39,864 sq. ft.
                            San Antonio Office           Leased     2,547 sq. ft.

WCVB      Boston, MA        Office and studio             Owned    90,002 sq. ft.
                            Office and studio            Leased     3,617 sq. ft.
                            Tower and transmitter        Leased     1,600 sq. ft.

WMUR      Manchester, NH    Office and studio            Leased    67,440 sq. ft.
                            Office                       Leased     2,154 sq. ft.
                            Tower and transmitter        Leased         2.5 acres
                            Transmitter                  Leased         2.0 acres
                            Transmitter                  Leased       200 sq. ft.

KCRA/KQCA Sacramento, CA    Office, studio and tower      Owned    75,000 sq. ft.
                            Tower and transmitter         Owned     2,400 sq. ft.
                            Tower and transmitter        Leased     1,200 sq. ft.
                            Office                       Leased     3,910 sq. ft.

WTAE      Pittsburgh, PA    Office and studio             Owned    68,033 sq. ft.
                            Tower and transmitter         Owned          37 acres
                            Office                       Leased       609 sq. ft.

WESH      Orlando, FL       Studio, transmitter, tower    Owned    61,300 sq. ft.
          Daytona Beach, FL Office                       Leased     1,310 sq. ft.
                            Studio and office             Owned    26,000 sq. ft.
                            Tower                      Partnership      190 acres

WBAL      Baltimore, MD     Office and studio             Owned    63,000 sq. ft.
                            Tower and transmitter      Partnership      3.5 acres

KMBC      Kansas City, MO   Office and studio            Leased    58,514 sq. ft.
                            Tower and transmitter         Owned        11.6 acres

WLWT      Cincinnati, OH    Office and studio             Owned    54,000 sq. ft.
                            Tower and transmitter         Owned         4.2 acres

WISN      Milwaukee, WI     Office and studio             Owned    88,000 sq. ft.
                            Tower and transmitter         Owned         5.5 acres

WYFF      Greenville, SC    Office and studio             Owned    50,856 sq. ft.
                            Tower and transmitter         Owned         1.5 acres

WDSU      New Orleans, LA   Office and studio             Owned    50,525 sq. ft.
                            Transmitter                   Owned         8.3 acres

KOCO      Oklahoma City, OK Office and studio             Owned    28,000 sq. ft.
                            Tower and transmitter         Owned          85 acres

WGAL      Lancaster, PA     Studio and tower              Owned    58,900 sq. ft.
                            Office                       Leased     2,380 sq. ft.

WXII      Winston-Salem, NC Office and studio             Owned    38,027 sq. ft.
                            Tower and transmitter         Owned       223.6 acres
                            Office                       Leased       550 sq. ft.

WLKY      Louisville, KY    Office and studio             Owned    37,842 sq. ft.
                            Tower and transmitter         Owned        40.0 acres

KOAT      Albuquerque, NM   Office and studio             Owned    37,315 sq. ft.
                            Tower and transmitter         Owned       330.5 acres

                                                            Owned or  Approximate
 Station           Location                    Use           Leased      Size
 -------           --------                    ---          --------  -----------
KCCI      Des Moines, IA              Office and studio      Owned   52,000 sq. ft.
                                      Tower and transmitter  Owned      119.5 acres

KITV      Honolulu, HI                Office and studio      Owned   35,000 sq. ft.
                                      Tower and transmitter  Leased     130 sq. ft.
                                      Tower and transmitter  Leased     304 sq. ft.
                                      Tower and transmitter  Leased       2.7 acres

KETV      Omaha, NE                   Office and studio      Owned   39,798 sq. ft.
                                      Tower and transmitter  Owned       23.3 acres

WAPT      Jackson, MS                 Office and studio      Owned   10,600 sq. ft.
                                      Tower and transmitter  Owned         24 acres

WPTZ      Plattsburgh, NY             Office and studio      Owned   12,800 sq. ft.
                                      Office                 Leased   3,900 sq. ft.
                                      Tower and transmitter  Owned      13.25 acres

WNNE      Burlington, VT              Office and studio      Leased   5,600 sq. ft.
                                      Tower and transmitter  Leased              --

KHBS/KHOG Fort Smith/Fayetteville, AR Office and studio      Owned   47,004 sq. ft.
                                      Office and studio      Leased   1,110 sq. ft.
                                      Tower and transmitter  Leased       2.5 acres
                                      Tower and transmitter  Owned       26.7 acres

KSBW      Monterey-Salinas, CA        Office and studio      Owned   85,726 sq. ft.
                                      Tower and transmitter  Owned      160.2 acres
                                      Office                 Leased   1,150 sq. ft.

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

                                          High     Low
                                         ------- --------
                      2000
                         First Quarter.. 29 1/4  20 1/4
                         Second Quarter. 24      18 11/16
                         Third Quarter.. 23 7/16 18 15/16
                         Fourth Quarter. 20 5/8  17 1/16
                      2001
                         First Quarter.. 24.25   19.85
                         Second Quarter. 23      18.55
                         Third Quarter.. 22.20   16.87
                         Fourth Quarter. 21.56   16.70

   On March 18, 2002, the closing price for the Series A Common Stock on the NYSE was $24.10, and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 726.

   The Company has not paid any dividends on the Series A Common Stock or the Series B Common Stock since inception and does not expect to pay any dividends on either class in the immediate future. The Company's credit facility with Chase limits the ability of the Company to pay dividends under certain conditions.

   All of the outstanding shares of the Series B Common Stock are required to be held by Hearst or a Permitted Transferee (as defined below). All such shares are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. No holder of shares of the Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst's assets are transferred; or, (iii) any entity controlled by Hearst (each a "Permitted Transferee"). The Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Amended and Restated Certificate of Incorporation and to applicable securities laws limitations. If at any time Hearst and the Permitted Transferees first hold in the aggregate less than 20% of all shares of the Common Stock that are then issued and outstanding, then each issued and outstanding share of the Series B Common Stock automatically will be converted into one fully paid and nonassessable share of Series A Common Stock, and the Company will not be authorized to issue any additional shares of Series B Common Stock. Notwithstanding any other provision to the contrary, no holder of Series B Common Stock shall (i) transfer any shares of Series B Common Stock;
(ii) convert Series B Common Stock; or, (iii) be entitled to receive any cash, stock, other securities or other property with respect to or in exchange for any shares of Series B Common Stock in connection with any merger or consolidation or sale or conveyance of all or substantially all of the property or business of the Company as an entity, unless all necessary approvals of the FCC as required by the Communications Act, and the rules and regulations thereunder have been obtained or waived.

   On December 20, 2001, the Company completed a private placement of $200 million principal amount of convertible trust preferred securities through Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company. Hearst-Argyle Capital Trust issued 1,400,000 shares of 7.5% Series A Convertible Preferred Securities due 2016 for an aggregate of $70,000,000, and 2,600,000 shares of 7.5% Series B Convertible Preferred Securities due 2021 for an aggregate of $130,000,000, to institutional investors, including Hearst Broadcasting, the Company's majority stockholder.

   As part of the transaction, the Company issued and sold to Hearst-Argyle Capital Trust, in exchange for the proceeds from the sale of the 7.5% Series A Convertible Preferred Securities due 2016 and 7.5% Series B Convertible Preferred Securities due 2021, $72,164,960 aggregate principal amount of 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series A, due 2016 and $134,020,640 aggregate principal amount of 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series B, due 2021. Proceeds of the issuance were used to pay down the Company's borrowings under its existing bank credit facility. The 7.5% Series A Convertible Preferred Securities due 2016 and 7.5% Series B Convertible Preferred Securities due 2021 are convertible, at the option of the holder at any time, into shares of the Company's Series A Common Stock through an exchange of such 7.5% Series A Convertible Preferred Securities due 2016 and 7.5% Series B Convertible Preferred Securities due 2021 for a portion of the Subordinated Debentures of the corresponding series held by the Capital Trust. The 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series A, due 2016 are convertible into Series A Common Stock at an initial rate of 2.005133 shares of Series A Common Stock per $50 principal amount of 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series A, due 2016 (equivalent to a conversion price of $24.9360 per share of Series A Common Stock) and the 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series B, due 2021 are convertible into Series A Common Stock at an initial rate of 1.972262 shares of Series A Common Stock per $50 principal amount of 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series B, due 2021 (equivalent to a conversion price of $25.3516 per share of Series A Common Stock).

   The securities were sold pursuant to an exemption from registration contained in Section 4(2) under the Securities Act of 1933, as amended, (the "Securities Act") which provides an exemption from registration for transactions not involving any public offering, and have not been registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations." As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997 (effective September 1, 1997 for accounting purposes) The Hearst Corporation ("Hearst") contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. ("Argyle") and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., "Hearst-Argyle" or the "Company") (the "Hearst Transaction"). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. The presentation of the historical consolidated financial statements prior to September 1, 1997 reflects the combined financial statements of the Hearst Broadcast Group, the accounting acquirer. Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities (collectively "STC") for KSBW, the NBC affiliate serving the Monterey--Salinas, CA, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, NY--Burlington, VT, television market (the "STC Swap") (see Note 3 to the consolidated financial statements). On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related Time Brokerage Agreement ("TBA") for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction") (see Note 3 to the consolidated financial statements). In connection with the Kelly Transaction, the Company issued $450 million in senior notes to institutional investors, of which $340 million was issued in December 1998 and $110 million was issued in January 1999. See Note 6 to the consolidated financial statements. On March 18, 1999, the Company acquired the nine television and five radio stations ("Pulitzer Broadcasting Business") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 10 to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew down $725 million from the Revolving Credit Facility (the "Financing") (see Note 6 to the consolidated financial statements). On June 30, 1999 the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance") (see Note 10 to the consolidated financial statements). On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the license for KQCA-TV which the Company previously operated under a TBA as discussed above) (the "KQCA Acquisition"). On August 1, 2000, Emmis Communications Corp. ("Emmis") began managing the Company's radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Transaction") under a TBA for a period of up to three years. On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation. On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). See Note 3 to the consolidated financial statements. On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market. On August 7, 2001 (August 1, 2001 for accounting purposes), the Company contributed its production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. See Note 3 to the consolidated financial statements. On December 13, 2001, the Company sold WBOY-TV. See Note 3 to the consolidated financial statements. On December 20, 2001, the Company completed a private placement with institutional investors of $200 million principal amount of convertible preferred securities (the "7.5% Preferred Securities") through a subsidiary trust. See Note 9 to the consolidated financial statements.

                        Hearst-Argyle Television, Inc.
                     (In thousands, except per share data)

                                                         Years Ended December 31,
                                       -----------------------------------------------------------
                                        2001(a)     2000(b)      1999(c)     1998(d)     1997(e)
                                       ----------  ----------  -----------  ----------  ----------
Statement of income data:
Total revenues........................ $  641,876  $  747,281  $   661,386  $  407,313  $  333,661
Station operating expenses............    323,520     325,736      300,420     173,880     142,096
Amortization of program rights........     57,676      58,460       60,009      42,344      40,129
Depreciation and amortization.........    129,420     125,207      108,039      36,420      22,924
                                       ----------  ----------  -----------  ----------  ----------
Station operating income..............    131,260     237,878      192,918     154,669     128,512
Corporate expenses....................     15,817      17,281       17,034      12,635       9,527
Special charge (f)....................         --      15,362           --          --          --
                                       ----------  ----------  -----------  ----------  ----------
Operating income......................    115,443     205,235      175,884     142,034     118,985
Interest expense, net.................     99,598     116,163      106,892      39,555      32,484
Trust preferred dividends (g).........        500          --           --          --          --
Other (income) expense, net (h).......    (48,778)      3,930           --          --          --
Equity in loss of affiliates (i)......      6,461       6,234          279          --          --
                                       ----------  ----------  -----------  ----------  ----------
Income before income taxes
  and extraordinary item..............     57,662      78,908       68,713     102,479      86,501
Income taxes..........................     27,101      36,438       33,311      42,796      35,363
                                       ----------  ----------  -----------  ----------  ----------
Income before extraordinary item......     30,561      42,470       35,402      59,683      51,138
Extraordinary item (j)................        526       2,455       (3,092)    (10,826)    (16,212)
                                       ----------  ----------  -----------  ----------  ----------
Net income............................     31,087      44,925       32,310      48,857      34,926
Less preferred stock dividends (k)....     (1,422)     (1,422)      (1,422)     (1,422)       (711)
                                       ----------  ----------  -----------  ----------  ----------
Income applicable to common
  stockholders........................ $   29,665  $   43,503  $    30,888  $   47,435  $   34,215
                                       ==========  ==========  ===========  ==========  ==========
Income per common share--basic:
Before extraordinary item............. $     0.32  $     0.44  $      0.41  $     1.09  $     1.13
                                       ==========  ==========  ===========  ==========  ==========
Net income............................ $     0.32  $     0.47  $      0.37  $     0.89  $     0.77
                                       ==========  ==========  ===========  ==========  ==========
Number of shares used in the
  calculation.........................     91,809      92,435       83,189      53,483      44,632
                                       ==========  ==========  ===========  ==========  ==========
Income per common share--diluted:
Before extraordinary item............. $     0.32  $     0.44  $      0.41  $     1.08  $     1.13
                                       ==========  ==========  ===========  ==========  ==========
Net income............................ $     0.32  $     0.47  $      0.37  $     0.88  $     0.77
                                       ==========  ==========  ===========  ==========  ==========
Number of shares used in the
  calculation.........................     92,000      92,457       83,229      53,699      44,674
                                       ==========  ==========  ===========  ==========  ==========
Other data:
Broadcast cash flow (l)............... $  260,971  $  362,748  $   304,564  $  190,486  $  150,972
Broadcast cash flow margin (m)........       40.7%       48.5%        46.0%       46.8%       45.2%
Operating cash flow (l)............... $  245,154  $  345,467  $   287,530  $  177,851  $  141,445
Operating cash flow margin (m)........       38.2%       46.2%        43.5%       43.7%       42.4%
Cash flow provided by operating
  activities.......................... $  165,853  $  189,311  $   138,914  $  133,638  $   67,689
Cash flow used in investing activities $  (73,017) $  (62,184) $(1,317,922) $  (47,531) $ (131,973)
Cash flow (used in) provided by
  financing activities................ $  (95,356) $ (126,979) $   803,660  $  282,114  $   74,161
Capital expenditures.................. $   32,331  $   32,001  $    52,402  $   22,722  $   21,897
Balance sheet data (at year end):
Cash and cash equivalents............. $    3,260  $    5,780  $     5,632  $  380,980  $   12,759
Total assets.......................... $3,779,705  $3,817,989  $ 3,913,227  $1,421,140  $1,044,482
Total debt (including current portion) $1,160,205  $1,448,492  $ 1,563,596  $  842,596  $  490,000
Convertible Preferred Securities...... $  200,000         N/A          N/A         N/A         N/A
Stockholders' equity.................. $1,466,614  $1,444,376  $ 1,416,791  $  324,390  $  326,654

                       See notes on the following page.

                       Notes to Selected Financial Data

(a) Includes results from: (i) 23 of the Company's television stations which were owned for the entire period presented (which excludes WMUR and WBOY) and the management fees derived by the Company from WMOR (formerly WWWB), WPBF, KCWE and WBAL-AM and WIYY-FM (the "Managed Stations") for the entire period presented; (ii) the Time Brokerage Agreement ("TBA") for WMUR from January 1 through March 27, 2001 and the results of WMUR, after its acquisition by the Company from March 28 through December 31, 2001; (iii) the TBA for KTAR-AM, KMVP-AM and KKLT-FM (the "Phoenix Stations") from January 1 through March 27, 2001; and (iv) WBOY from May 1 through December 13, 2001.
(b) Includes results from: (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN, KMBC, WPTZ/WNNE, KSBW, KCRA, WESH, WYFF, WDSU, WGAL, WXII, WLKY, KOAT, KCCI, KETV, and fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 through December 31, 2000;
    (iii) WLKY-AM and WXII-AM from January 1 through August 8, 2000; and (iv) The Phoenix Stations from January 1 through July 31, 2000 and the TBA for the Phoenix Stations from August 1 through December 31, 2000.
(c) Includes results from: (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN, KMBC, KSBW, WPTZ/WNNE, the Kelly Broadcasting Business and fees derived by the Company from the Managed Stations for the entire period presented; and (ii) the Pulitzer Broadcasting Business from March 19 through December 31, 1999.
(d) Includes results from: (i) WAPT, KITV, KHBS/KHOG, WLWT, KOCO, WCVB, WTAE, WBAL, WISN and KMBC, and fees derived by the Company from the Managed Stations for the entire period presented; (ii) WDTN and the Company's share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC/WPRI with the owner of another television station in the same market, (the "Clear Channel Venture") from January 1 through May 31, 1998; and (iii) KSBW and WPTZ/WNNE from June 1 through December 31, 1998 (the "STC Swap").
(e) The Hearst Transaction was consummated on August 29, 1997. The selected financial data includes results from: (i) WCVB, WTAE, WBAL, WISN, KMBC and WDTN for the entire period presented; (ii) WAPT, KITV, KHBS/KHOG, WLWT, KOCO and the Company's share of the Clear Channel Venture from September 1 through December 31, 1997; and (iii) management fees derived by the Company from the Managed Stations from September 1 through December 31, 1997.
(f) Represents the one-time charge resulting from the cost of the Company's early retirement program.
(g) Represents the dividends to be paid for the 7.5% Preferred Securities issued by Hearst-Argyle Capital Trust (a wholly-owned subsidiary of the Company) on December 20, 2001. See Note 9 to the consolidated financial statements.
(h) Includes the $72.6 million gain from the sale of the Phoenix Stations, partially offset by a $23.8 million write-down of the carrying value of a portion of the Company's investments for the year ended December 31, 2001. Includes the $5 million write-down of the carrying value of a portion of the Company's investments, partially offset by the $1.1 million gain from the sale of WXII-AM and WLKY-AM for the year ended December 31, 2000.
(i) Represents the Company's equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2001; and (ii) NBC/Hearst-Argyle Syndication, LLC from August 1 through December 31, 2001. See Note 3 to the consolidated financial statements.
(j) Represents the discounts/premiums received/paid upon early extinguishment of the Company's debt and the related write-off of unamortized deferred financing costs.
(k) Represents dividends on the preferred stock issued in connection with the acquisition of KHBS/KHOG.
(l) Broadcast cash flow is defined as station operating income, plus depreciation and amortization and write-down of intangible assets, plus amortization of program rights, minus program payments. Operating cash flow, also known as EBITDA, is defined as broadcast cash flow less corporate general and administrative expenses. The Company has included these measures because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. These measures are also frequently used by investors, analysts, valuation firms and lenders. Broadcast cash flow and operating cash flow should not be considered in isolation or as an alternative to operating income (as determined in accordance with generally accepted accounting principles) as an indicator of the entity's operating performance, or to cash flow from operating activities (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.
(m) Broadcast cash flow margin and operating cash flow margin are broadcast cash flow and operating cash flow, respectively, divided by total revenues, expressed as a percentage. These measures may not be comparable to similarly titled measures used by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 24 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") in exchange for a management fee. See Note 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

   Our management's discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, program rights, barter and trade transactions, useful lives of property, plant and equipment, intangible assets, carrying value of investments, accrued liabilities, contingent liabilities, income taxes, pension benefits and fair value of financial instruments. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances. Had we used different assumptions in making our estimates, our results may have varied.

   We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. See Note 2 to the consolidated financial statements.

   Revenue Recognition--Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which the spots are aired. Total revenues include (i) cash and barter advertising revenues, (ii) network compensation, and (iii) other revenues.

   Accounts Receivable--The Company monitors advertisers' credit worthiness and adjusts credit limits as deemed appropriate. The Company monitors collections and maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

   Program Rights--Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Costs of off-network syndicated products, first run programming, feature films, and cartoons are amortized on the future number of showings on an accelerated basis, contemplating the estimated revenue to be earned per showing, but generally not exceeding five years.

   Barter and Trade Transactions--Barter transactions represent the exchange of commercial airtime for programming. Trade transactions represent the exchange of commercial airtime for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial airtime relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service is utilized.

   Intangible Assets--Intangible assets are recorded at cost and include FCC licenses, network affiliation agreements, goodwill, and other intangible assets, which are amortized over periods from 3 to 40 years. The carrying values of intangible assets are evaluated quarterly for impairment. During the three-year period ended December 31, 2001, there were no impairments of intangible assets. See Note 2 to the consolidated financial statements for new accounting pronouncements.

   Related Party Transactions--The Company has Management and Services Agreements as well as a series of other related agreements with The Hearst Corporation. Revenues and expenses recorded by the Company in connection with such agreements amounted to less than 1% and 11/2% of the Company's total revenues, and combined station operating and corporate expenses, respectively. See Note 14 to the consolidated financial statements for more information on this and other related party transactions.

   Off-Balance Sheet Financings and Liabilities--Other than lease commitments and legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at December 31, 2001, and employment contracts for key employees, all of which are disclosed in Note 15 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any "special-purpose entities" that are not reflected in the consolidated financial statements.

Significant Business Transactions

   During the three-year period ended December 31, 2001, the Company was involved in the following significant transactions:

  . On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, serving the Sacramento, California area, and the related Time Brokerage Agreement ("TBA") for another station, KQCA, (the "Kelly Broadcasting Business"), and Kelleproductions, Inc. (the "Kelly Transaction"). In connection with the Kelly Transaction, the Company issued $450 million in senior notes to institutional investors, of which $340 million was issued in December 1998 and $110 million was issued in January 1999. See Notes 3 and 6 to the consolidated financial statements.

  . On March 18, 1999, the Company acquired the nine television and five radio stations (the "Pulitzer Broadcasting Business") of Pulitzer Publishing Company ("Pulitzer") in a merger transaction (the "Pulitzer Merger"). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company's Series A Common Stock to the Pulitzer shareholders (the "Pulitzer Issuance"). See Notes 3 and 10 to the consolidated financial statements. Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew down $725 million from the Revolving Credit Facility (the "Financing"). See
      Note 6 to the consolidated financial statements.

  . On June 30, 1999, the Company issued approximately 3.7 million shares of the Company's Series A Common Stock to Hearst for $100 million (the "Hearst Issuance"). See Note 10 to the consolidated financial statements.

  . On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the license for KQCA-TV in Sacramento, California) (the "KQCA Acquisition"). The Company was previously programming and selling airtime of KQCA-TV under the TBA discussed above.

  . On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. See Note 3 to the consolidated financial statements.

  . On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap (the "Phoenix Transaction"). The Company sold the Phoenix Stations to Emmis Communications Corporation ("Emmis") and purchased WMUR-TV from WMUR-TV, Inc. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a TBA since August 1, 2000 and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 3 to the consolidated financial statements.

  . In May 2001, the Company invested an additional $6 million in Internet Broadcasting Systems ("IBS"), thereby increasing the Company's original $20 million investment in IBS made in December 1999 and bringing the Company's total investment in IBS to $26 million. With IBS, the Company and other broadcasters have invested in the development and management of local news/information/entertainment websites. As of December 31, 2001 the Company had an approximate 24% equity interest in IBS.

  . On August 7, 2001 (August 1, 2001 for accounting purposes), the Company contributed its production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a joint venture between NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. See Note 3 to the consolidated financial statements.

  . On December 13, 2001, the Company sold WBOY-TV, an NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million. This station was previously acquired on April 20, 2001 from WBOY-TV, Inc. for $20 million. See Note 3 to the consolidated financial statements.

  . On December 20, 2001, a consolidated subsidiary trust of the Company completed a private placement of convertible trust preferred securities ("7.5% Preferred Securities") in the amount of $200 million (the "Trust Preferred Transaction"). Such proceeds were utilized by the Company to reduce outstanding debt. See Note 9 to the consolidated financial statements.

  . During the years 2000 and 2001, the Company directly or indirectly entered into several strategic agreements with NBC, including:

      (i) On July 20, 2000, the NBC Television Network and the Company renewed for an additional ten years an affiliation agreement covering all ten of the NBC-affiliated stations owned by the Company. The agreement provides the affiliate stations with the right to rebroadcast programs transmitted by NBC.

     (ii) On December 6, 2000, the Company entered into a program development and distribution arrangement with the NBC Owned and Operated Stations and Gannett Broadcasting.

    (iii) On October 25, 2001, Internet Broadcasting Systems (IBS), in which the Company holds an equity interest of approximately 24%, and the NBC Television Stations Division (NBC TVSD) reached an agreement wherein IBS would provide Web site development and operating services to the NBC TVSD.

Results of Operations

   Results of operations for the year ended December 31, 2001 include: (i) the results of 23 of the Company's television stations which were owned for the entire period presented (which excludes WMUR and WBOY) and the management fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for WMUR from January 1 through March 27, 2001, and the results of WMUR, after its acquisition by the Company, from March 28 through December 31, 2001; (iii) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (iv) the results of WBOY after its acquisition by the Company, from May 1 through December 13, 2001.

   Results of operations for the year ended December 31, 2000 include: (i) the results of 22 of the Company's television stations which were owned for the entire period presented (which excludes KQCA) and the management fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for KQCA from January 1 through January 31, 2000, and the results of KQCA, after its acquisition by the Company, from February 1 through December 31, 2000; (iii) the results of the Phoenix Stations from January 1 through July 31, 2000, and the TBA for these stations from August 1 through December 31, 2000; and (iv) the results of WXII-AM and WLKY-AM from January 1 through August 8, 2000.

   Results of operations for the year ended December 31, 1999 include: (i) the results of WCVB, WTAE, WBAL, WISN, KMBC, WAPT, KITV, KHBS/KHOG, WLWT, KOCO, KSBW, WPTZ/WNNE, the Kelly Broadcasting Business, and the management fees derived by the Company from the Managed Stations for the entire period presented; and (ii) the results of the Pulitzer Broadcasting Business from March 19 through December 31, 1999.

  Year Ended December 31, 2001
  Compared to Year Ended December 31, 2000

   Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues, which represent less than 4% of total revenues. Total revenues in the year ended December 31, 2001 were $641.9 million, as compared to $747.3 million in the year ended December 31, 2000, a decrease of $105.4 million or 14.1%. This decrease was primarily attributable to (i) the negative effects of the economic recession in the United States during the year 2001 on total advertising expenditures, particularly impacting categories such as automotive, Internet, telecommunications, consumer products, financial institutions and fast foods during the year 2001; (ii) a decrease in net political advertising revenues of approximately $44.5 million during the year 2001; (iii) the absence during the year 2001 of incremental advertising revenues resulting from the carriage of the Summer Olympics in Sydney, Australia on the Company's ten owned NBC affiliates during the year 2000; (iv) the absence during the year 2001 of incremental advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates during the year 2000; and (v) the loss of advertising revenues during the week of September 11, 2001 due to the suspension of advertising-supported commercial programming in favor of around-the-clock news coverage of the events in New York, Washington, D.C. and Pennsylvania.

   Station operating expenses. Station operating expenses in the year ended December 31, 2001 were $323.5 million, as compared to $325.7 million in the year ended December 31, 2000, a decrease of $2.2 million or 0.7%. This decrease was primarily attributable to cost savings initiatives implemented in 2001, and it was partially offset by a net increase of approximately $3.5 million in the allowance for doubtful accounts and by approximately $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001.

   Amortization of program rights. Amortization of program rights in the year ended December 31, 2001 was $57.7 million, as compared to $58.5 million in the year ended December 31, 2000, a decrease of $0.8 million or 1.4%.

   Depreciation and amortization. Depreciation and amortization of intangible assets was $129.4 million in the year ended December 31, 2001, as compared to $125.2 million in the year ended December 31, 2000, an increase of $4.2 million or 3.4%. This increase was primarily attributable to (i) increased capital expenditures in 2001 and 2000 related to digital conversions and (ii) increased amortization expense from the exchange of the Phoenix Stations for WMUR and the acquisition of WBOY.

   Station operating income. Station operating income in the year ended December 31, 2001 was $131.3 million, as compared to $237.9 million in the year ended December 31, 2000, a decrease of $106.6 million or 44.8%. The decrease in station operating income was attributable to the items discussed above.

   Corporate general and administrative expenses. Corporate general and administrative expenses were $15.8 million in the year ended December 31, 2001, as compared to $17.3 million in the year ended December 31, 2000, a decrease of $1.5 million or 8.7%. This decrease was primarily attributable to cost savings initiatives implemented in 2001 and a decrease in incentive compensation expense due to the Company's lower operating results in 2001 as compared to 2000.

   Special charge. The Company recorded a special charge of $15.4 million in the year ended December 31, 2000. This special charge represented a one-time charge resulting from the cost of the Company's Incentive Retirement Program
(IRP). See Note 16 to the consolidated financial statements.

   Interest expense, net. Interest expense, net, was $99.6 million in the year ended December 31, 2001, as compared to $116.2 million in the year ended December 31, 2000, a decrease of $16.6 million or 14.3%. This decrease in interest expense, net, was primarily attributable to (i) a decrease in interest rates, which impacted the variable rate portion of the Company's debt; (ii) a lower average outstanding debt balance in the year 2001 than in the year 2000; and (iii) the write-off of approximately $1.3 million of unamortized deferred financing costs associated with management's election not to renew the $250 Million Facility on April 10, 2000. See Note 6 to the consolidated financial statements.

   Other (income) expense, net. In the year ended December 31, 2001, the Company recorded a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by a $5.1 million and $18.8 million write-down of the carrying value of the Company's investments in Geocast Network Systems, Inc. ("Geocast") and ProAct Technologies Corporation ("ProAct"), respectively. In the year ended December 31, 2000, the Company recorded a $5 million write-down of the carrying value of the Company's investment in Geocast, which was partially offset by a $1.1 million gain from the sale of WXII-AM and WLKY-AM.

   Equity in loss of affiliates. The Company recorded equity losses of affiliates of $6.5 million in the year ended December 31, 2001, as compared to $6.2 million in the year ended December 31, 2000, an increase of $0.3 million or 4.8%. This loss represents the Company's equity interests in the operating results of (i) Internet Broadcasting Systems, Inc. ("IBS") and (ii) NBC/Hearst-Argyle Syndication, LLC.

   Income taxes. Income tax expense was $27.1 million in the year ended December 31, 2001, as compared to $36.4 million in the year ended December 31, 2000, a decrease of $9.3 million or 25.5%. The effective tax rate was 47% for the year ended December 31, 2001, as compared to 46.2% for the year ended December 31, 2000. This represents federal and state income taxes as calculated on the Company's net income before income taxes and extraordinary item.

   Extraordinary item. The Company recorded an extraordinary item of $0.5 million, net of the related income tax expense, in 2001. The Company recorded an extraordinary item of $2.5 million, net of the related income tax expense, in 2000. Both the 2001 and 2000 extraordinary items represent the gains which resulted from the repurchase of the Company's Senior Notes, partially offset by the write-off of the unamortized deferred financing costs associated with these Senior Notes. See Note 6 to the consolidated financial statements.

   Net income. Net income was $31.1 million in the year ended December 31, 2001, as compared to net income of $44.9 million in the year ended December 31, 2000, a decrease of $13.8 million or 30.7%. This decrease in net income was attributable to the items discussed above.

   Broadcast Cash Flow. Broadcast cash flow totaled $261 million in the year ended December 31, 2001, as compared to $362.7 million in the year ended December 31, 2000, a decrease of $101.7 million or 28%. This decrease was primarily attributable to (i) the negative effects of the economic recession in the United States during the year 2001 on total advertising expenditures, particularly impacting categories such as automotive, Internet, telecommunications, consumer products, financial institutions and fast foods;
(ii) a decrease in net political advertising revenues of approximately $44.5 million during the year 2001; (iii) the absence in the year 2001 of incremental advertising revenues resulting from the carriage of the Summer Olympics in Sydney,

Australia on the Company's ten owned NBC affiliates during the year 2000; (iv) the absence during the year 2001 of incremental advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates during the year 2000; and (v) the loss of advertising revenues during the week of September 11, 2001 due to the suspension of advertising-supported commercial programming in favor of around-the-clock news coverage of the events in New York, Washington, D.C. and Pennsylvania. Broadcast cash flow margin decreased to 40.7% in the year ended December 31, 2001, from 48.5% in the year ended December 31, 2000.

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

  Year Ended December 31, 2000
  Compared to Year Ended December 31, 1999

   Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the year ended December 31, 2000 were $747.3 million, as compared to $661.4 million in the year ended December 31, 1999, an increase of $85.9 million or 13%. The increase was primarily attributable to (i) the Pulitzer Merger which added $46 million to 2000 total revenues; (ii) an increase in gross political advertising revenues during the year 2000; (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates; and (iv) an increase in advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates. This increase was partially offset by the Phoenix Transaction, which reduced total revenues by $5 million in the year 2000; however, this had no effect on Broadcast Cash Flow.

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

   Depreciation and amortization. Depreciation and amortization of intangible assets was $125.2 million in the year ended December 31, 2000, as compared to $108 million in the year ended December 31, 1999, an increase of approximately $17.2 million or 15.9%. This increase was primarily attributable to (i) the Pulitzer Merger which added $14.7 million to depreciation and amortization of intangible assets in the year ended December 31, 2000, and (ii) an increase in capital expenditures in 2000 and 1999 related to digital conversions and special projects.

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

   Special charge. The Company recorded a special charge of $15.4 million in the year ended December 31, 2000. This special charge represented a one-time charge resulting from the cost of the Company's Incentive Retirement Program
(IRP). See Note 16 to the consolidated financial statements.

   Interest expense, net. Interest expense, net, was $116.2 million in the year ended December 31, 2000, as compared to $106.9 million in the year ended December 31, 1999, an increase of $9.3 million or 8.7%. This increase was primarily attributable to (i) a larger outstanding debt balance during the first quarter of 2000 than in the first quarter of 1999, which was the result of the Financing in connection with the Pulitzer Merger; (ii) an increase in interest rates, which impacted the variable rate portion of the Company's debt; and (iii) the write-off of approximately $1.3 million of unamortized deferred financing costs associated with management's election not to renew the $250 Million Facility on April 10, 2000 (see Note 6 to the consolidated financial statements). These increases were partially offset by a lower outstanding debt balance in the third and fourth quarters of 2000 as compared to 1999.

   Other (income) expense, net. The Company recorded a $5 million write-down of the carrying value of Geocast included on the Company's balance sheet, which was partially offset by a $1.1 million gain from the sale of WXII-AM and WLKY-AM.

   Equity in loss of affiliates. The Company recorded an equity loss of affiliate of $6.2 million in the year ended December 31, 2000, as compared to $0.3 million in the year ended December 31, 1999. This loss represents the Company's equity interest in the operating results of IBS.

   Income taxes. Income tax expense was $36.4 million for the year ended December 31, 2000, as compared to $33.3 million for the year ended December 31, 1999, an increase of $3.1 million or 9.3%. The effective tax rate was 46.2% for the year ended December 31, 2000, as compared to 48.5% for the year ended December 31, 1999. This represents federal and state income taxes as calculated on the Company's net income before taxes and extraordinary item. The decrease in the effective rate relates primarily to the impact of the non-tax deductible goodwill amortization related to the Pulitzer Merger. The effect of the non-tax deductible goodwill amortization decreased as the pre-tax income increased in 2000 as compared to 1999.

   Extraordinary item. The Company recorded an extraordinary item of $2.5 million, net of the related income tax expense, in the year ended December 31, 2000. This extraordinary item represents the gain which resulted from the repurchase of the Company's Senior Notes, partially offset by the write-off of the unamortized deferred financing costs associated with these Senior Notes. The Company recorded an extraordinary item loss of $3.1 million, net of the related income tax benefit, in the year ended December 31, 1999. This extraordinary item represents the loss which resulted from the early retirement of the Company's Revolving Credit Facility, including the write-off of the unamortized deferred financing costs associated with the Revolving Credit Facility. See Note 6 to the consolidated financial statements.

   Net income. Net income totaled $44.9 million in the year ended December 31, 2000, as compared to $32.3 million in the year ended December 31, 1999, an increase of $12.6 million or 39%, due to the items discussed above.

   Broadcast Cash Flow. Broadcast cash flow totaled $362.7 million in the year ended December 31, 2000, as compared to $304.6 million in the year ended December 31, 1999, an increase of $58.1 million or 19.1%. This increase was primarily attributable to (i) the Pulitzer Merger, which added $18.6 million to broadcast cash flow during the year 2000; (ii) an increase in gross political advertising revenues during the year 2000; (iii) an increase in advertising revenues resulting from the carriage of the Super Bowl on the Company's ten owned ABC affiliates; and (iv) an increase in advertising revenues resulting from the carriage of the Olympics on the

Company's ten owned NBC affiliates. Broadcast cash flow margin increased to 48.5% in the year ended December 31, 2000, as compared to 46.0% in the year ended December 31, 1999.

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

Liquidity and Capital Resources

   The Company's sources of liquidity are cash flows from operations, long-term debt borrowings under bank credit facilities, private placement debt, the issuance of notes, and the raising of additional equity.

   On December 20, 2001, a consolidated subsidiary trust of the Company completed a private placement of convertible trust preferred securities ("7.5% Preferred Securities") in the amount of $200 million (the "Trust Preferred Transaction"). The net proceeds from the private placement were $195 million, net of $5 million of issuance costs. The net proceeds were utilized by the Company to reduce outstanding borrowings under the Credit Facility. See Note 9 to the consolidated financial statements.

   Cash flows provided from operations were $165.9 million, $189.3 million, and $138.9 million for the years ended December 31, 2001, 2000, and 1999, respectively.

   Long-term debt outstanding at December 31, 2001 and 2000 and their increases (decreases) during the year ended December 31, 2001 were as follows (in thousands):

                                                             Private      Senior
                             Credit          Senior         Placement  Subordinated    Other
                            Facility         Notes            Debt        Notes        Debt        Total
                           ----------      ----------       ---------- ------------  ----------  ----------
Balance 12/31/00.......... $  546,000      $  449,305       $  450,000  $    2,596   $      591  $1,448,492
Increases:
   IBS....................      6,028              --               --          --           --       6,028
   WMUR...................     34,019              --               --          --           --      34,019
   WBOY...................     20,774              --               --          --           --      20,774
   Repayment of Senior
     Notes................     15,432/(1)/         --               --          --           --      15,432
   PP & E.................     32,331              --               --          --           --      32,331
Decreases:
   Pay-down with net
     proceeds from 7.5%
     Preferred Securities.   (195,000)             --               --          --           --    (195,000)
   Pay-down with funds
     from operations......   (184,584)             --               --          --           --    (184,584)
   Repayments.............         --         (17,195)/(1)/         --          --          (92)    (17,287)
                           ----------      ----------       ----------  ----------   ----------  ----------
Balance 12/31/01.......... $  275,000      $  432,110       $  450,000  $    2,596   $      499  $1,160,205
                           ==========      ==========       ==========  ==========   ==========  ==========

--------

(1) Difference between these two amounts represent discounts on early retirement of Senior Notes. See Note 6 to the consolidated financial statements.

   The Credit Facility, which replaced a previous Revolving Credit Facility, was originally structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver/term loan (the "$250 Million Facility"). The Company elected not to renew the $250 Million Facility on April 10, 2000. On August 15, 2001, the Company amended the Credit Facility to (i) reduce the lender commitments from $1 billion to $750 million and (ii) extend the applicable dates for the leverage ratio and the interest coverage ratio by eighteen months. On December 20, 2001, the Company used the net proceeds of the 7.5% Preferred Securities ($195 million) to reduce the outstanding borrowings under the Credit Facility. There was $275 million outstanding under the Credit Facility as of December 31, 2001. See Note 6 to the consolidated financial statements.

   In connection with the Kelly Transaction, the Company issued $450 million in senior notes to institutional investors, of which $340 million was issued in December 1998 and $110 million was issued in January 1999. The remainder of the Kelly Transaction purchase price was funded using a combination of borrowings under the Credit Facility and available cash. See Notes 3 and 6 to the consolidated financial statements.

   In connection with the Pulitzer Merger, the Company issued 37.1 million shares of Series A Common Stock to Pulitzer shareholders, assumed $700 million in debt, and paid $5 million for an interest in the Arizona Diamondbacks. The Company borrowed approximately $715 million under the Credit Facility to refinance the assumed debt and pay related transaction expenses. See Notes 3 and 6 to the consolidated financial statements.

   On June 30, 1999, the Company issued to The Hearst Corporation 3.7 million shares of the Company's Series A Common Stock for $100 million (the "Hearst Issuance"). The Company used the net proceeds of this $100 million equity issuance to repay a portion of the outstanding balance under its Credit Facility, thereby reducing the Company's overall debt leverage ratio and future interest expense. See Note 10 to the consolidated financial statements.

   In December 1999, the Company invested $20 million in Internet Broadcasting Systems, Inc. ("IBS") for an equity interest. In May 2001, the Company invested an additional $6 million for a total investment of $26 million in IBS. In September 1999 and February 2000, the Company invested $2 million and $8 million, respectively, in Geocast Network Systems, Inc. ("Geocast") for an equity interest in Geocast. In March 2000, the Company invested $25 million in ProAct Technologies Corporation ("ProAct") (formerly Consumer Financial Network, Inc.) for an equity interest. These equity investments were primarily funded by available cash and through draw-downs from the Credit Facility. See
Note 3 to the consolidated financial statements for subsequent adjustments to the carrying value of these investments.

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap (the "Phoenix/WMUR Swap"). The Company sold The Phoenix Stations to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from the Company's Credit Facility.

   On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc. the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market for $20 million (the "WBOY Acquisition"), plus a working capital adjustment of $0.7 million and transaction expenses. On December 13, 2001, the Company subsequently sold WBOY-TV for approximately $20 million. The original purchase price and the eventual sales proceeds were funded and repaid using the Company's Credit Facility.

   On December 20, 2001, the Company completed a private placement of $200 million principal amount of convertible trust preferred securities ("7.5% Preferred Securities") through Hearst-Argyle Capital Trust, a subsidiary trust (the "Capital Trust"). The Company used the net proceeds of the 7.5% Preferred Securities to repay a portion of the outstanding balance under its Credit Facility, thereby reducing the Company's overall debt leverage ratio and future interest expense.

   The following table summarizes the Company's future cash obligations at December 31, 2001 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts and 7.5% Preferred Securities.

                            2002    2003     2004    2005    2006   Thereafter   Total
                          -------- ------- -------- ------- ------- ---------- ----------
                                                  (in thousands)
Long-term debt........... $     -- $    -- $275,000 $ 2,596 $90,000 $  792,110 $1,159,706
Net non-cancelable
  operating lease
  obligations............    5,904   5,690    4,674   3,963   3,629      9,467     33,327
Program rights...........   58,748  50,876   31,926  10,467   2,865      4,841    159,723
Employee talent contracts   52,680  31,143   11,558   3,790   1,599        284    101,054
7.5% Preferred Securities       --      --       --      --      --    200,000    200,000
                          -------- ------- -------- ------- ------- ---------- ----------
                          $117,332 $87,709 $323,158 $20,816 $98,093 $1,006,702 $1,653,810
                          ======== ======= ======== ======= ======= ========== ==========

   The above information does not include any dividend obligation for the Company's Series A and Series B preferred stock. See Note 11 to the consolidated financial statements.

   Capital expenditures were $32.3 million and $32.0 million in 2001 and 2000, respectively. The Company invested approximately (i) $9.9 million in maintenance projects, (ii) $18.6 million in digital conversion projects at various stations, and (iii) $3.8 million in special projects during 2001. The Company expects to spend approximately $30.9 million for the year ending December 31, 2002, including approximately (i) $20.2 million in digital projects, (ii) $4.7 million in maintenance projects, and (iii) $6.0 million in special projects.

   The Company anticipates that its primary sources of cash, which include current cash balances, operating cash flow, and amounts available under the existing Credit Facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company's debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter.

   The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company's overall credit rating or stock prices. At December 31, 2001, the Company is in compliance with all such covenants and restrictions.

Impact of Inflation

   The impact of inflation on the Company's operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on the Company's operating results.

Forward-Looking Statements

   This report contains certain forward-looking statements concerning the Company's operations, economic performance, and financial condition. These statements are based upon a number of assumptions and estimates, which are inherently subject to uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions, which are subject to change. Some of the assumptions may not materialize and unanticipated events may occur, which can affect the Company's results.

New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 and related amendments (SFAS No. 137 and SFAS No. 138) established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The adoption of SFAS 133 did not impact the Company's consolidated financial statements since the Company is not currently involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. While the Company has not completed a full assessment, the Company estimates that the adoption of SFAS 142 will decrease the Company's amortization expense related to goodwill and indefinite-lived intangibles by approximately $88 million annually.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective January 1, 2002. SFAS 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements. However, if in the future, the Company were to sell or otherwise dispose any of its broadcast operating units, under SFAS 144, such disposal may be required to be reported as a discontinued operation.

Item 7a:  Quantitative and Qualitative Disclosures about Market Risk

   The Company has long-term debt obligations at December 31, 2001 that are sensitive to changes in interest rates. See Notes 2 and 6 to the consolidated financial statements.

   For long-term debt obligations, the following table presents the fair value at December 31, 2001 and 2000 and the future cash flows by expected maturity dates based on debt balances at December 31, 2001. See Note 17 to the consolidated financial statements.

                                                          December 31, 2001                              December 31, 2000
                                    --------------------------------------------------------------       -----------------
                                                      Expected Maturity
                                    -----------------------------------------------------
                                                                                                 Fair    Carrying  Fair
                                    2002-2003   2004       2005      2006   Thereafter  Total    Value    Value    Value
                                    --------- --------    ------    ------- ---------- -------- -------- -------- --------
                                                       (In thousands)
Long-term debt:
  Variable rate
   Credit Facility.................    --     $275,000        --         --        --  $275,000 $274,343 $546,000 $546,474
  Fixed rate
   Senior Notes....................    --           --        --         --  $432,110  $432,110 $397,206 $449,305 $442,535
   Senior Subordinated Notes.......    --           --    $2,596         --        --  $  2,596 $  2,718 $  2,956 $  2,710
   Private Placement Debt..........    --           --        --    $90,000  $360,000  $450,000 $453,613 $450,000 $435,429
Convertible Preferred Securities(1)    --           --        --         --  $200,000  $200,000 $200,000       --       --

--------
(1) The convertible preferred securities have an underlying 7.5% fixed rate dividend requirement. See Note 9 to the consolidated financial statements.

   The Company's annualized weighted average interest rate for variable rate long-term debt for the years ended December 31, 2001 and 2000 is 5.3% and 7.5%, respectively. The annualized weighted average interest rate for fixed rate long-term debt is 7.2% for the years ended December 31, 2001 and 2000.

   The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company's overall credit rating or stock prices. At December 31, 2001, the Company is in compliance with all such covenants and restrictions.

   The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board of Directors.

   The Company's Credit Facility is sensitive to interest rates. As of December 31, 2001, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO HISTORICAL FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
    Hearst-Argyle Television, Inc.
    Report of Deloitte & Touche LLP....................................  41
    Consolidated Balance Sheets as of December 31, 2001 and 2000.......  42
    Consolidated Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999.................................  43
    Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2001, 2000 and 1999.................................  44
    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999.................................  45
    Notes to Consolidated Financial Statements.........................  47

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

   We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 6, 2002

                        HEARST-ARGYLE TELEVISION, INC.

                          Consolidated Balance Sheets

                                                                                            December 31,       December 31,
                                                                                                2001               2000
                                                                                           ------------       ------------
                                                                                           (In thousands, except share data)
Assets
Current assets:
    Cash and cash equivalents.............................................................  $    3,260         $    5,780
    Accounts receivable, net of allowance for doubtful accounts of $7,355 and
       $3,807 in 2001 and 2000, respectively..............................................     142,146            162,579
    Program and barter rights.............................................................      54,917             53,716
    Deferred income taxes.................................................................       3,733              3,339
    Receivable from The Hearst Corporation................................................          --                280
    Other.................................................................................       5,891              6,591
                                                                                            ----------         ----------
       Total current assets...............................................................     209,947            232,285
                                                                                            ----------         ----------
Property, plant and equipment:
    Land, building and improvements.......................................................     142,890            138,685
    Broadcasting equipment................................................................     299,889            281,503
    Office furniture, equipment and other.................................................      37,518             34,879
    Construction in progress..............................................................      10,367              4,091
                                                                                            ----------         ----------
                                                                                               490,664            459,158
    Less accumulated depreciation.........................................................    (162,407)          (124,741)
                                                                                            ----------         ----------
Property, plant and equipment, net........................................................     328,257            334,417
                                                                                            ----------         ----------
Intangible assets, net....................................................................   3,156,644          3,142,004
                                                                                            ----------         ----------
Other assets:
Deferred acquisition and financing costs, net of accumulated amortization of $14,814 and
  $10,986 in 2001 and 2000, respectively..................................................      20,259             24,692
    Investments...........................................................................      30,308             53,811
    Program and barter rights, noncurrent.................................................       3,272              2,403
    Other.................................................................................      31,018             28,377
                                                                                            ----------         ----------
       Total other assets.................................................................      84,857            109,283
                                                                                            ----------         ----------
       Total assets.......................................................................  $3,779,705         $3,817,989
                                                                                            ==========         ==========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable......................................................................  $   14,375         $   15,874
    Accrued liabilities...................................................................      59,565             51,976
    Program and barter rights payable.....................................................      53,930             54,405
    Payable to The Hearst Corporation.....................................................       2,612                 --
    Other.................................................................................       1,158              1,493
                                                                                            ----------         ----------
       Total current liabilities..........................................................     131,640            123,748
                                                                                            ----------         ----------
Program and barter rights payable, noncurrent.............................................       5,045              2,339
Long-term debt............................................................................   1,160,205          1,448,492
Deferred income taxes.....................................................................     792,327            777,929
Other liabilities.........................................................................      23,874             21,105
                                                                                            ----------         ----------
       Total noncurrent liabilities.......................................................   1,981,451          2,249,865
                                                                                            ----------         ----------
Convertible Preferred Securities..........................................................     200,000                 --
                                                                                            ----------         ----------
Commitments and contingencies
Stockholders' equity:
Series A preferred stock, 10,938 shares issued and outstanding in 2001 and 2000 (aggregate
 liquidation preference of $10,938).......................................................           1                  1
Series B preferred stock, 10,938 shares issued and outstanding in 2001 and 2000 (aggregate
 liquidation preference of $10,938).......................................................           1                  1
Series A common stock, par value $.01 per share, 200,000,000 shares authorized in 2001 and
 2000, and 53,726,060 and 53,624,254 shares issued in 2001 and 2000, respectively.........         537                536
Series B common stock, par value $.01 per share,100,000,000 shares authorized in 2001 and
 2000 and 41,298,648 shares issued and outstanding in 2001 and 2000, respectively.........         413                413
Additional paid-in capital................................................................   1,270,908          1,274,257
Retained earnings.........................................................................     275,453            245,788
Treasury stock, at cost, 3,197,152 and 2,997,115 shares of Series A common stock in 2001
 and 2000, respectively...................................................................     (80,699)           (76,620)
                                                                                            ----------         ----------
       Total stockholders' equity.........................................................   1,466,614          1,444,376
                                                                                            ----------         ----------
       Total liabilities and stockholders' equity.........................................  $3,779,705         $3,817,989
                                                                                            ==========         ==========

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                       Consolidated Statements of Income

                                                                                      Years Ended December 31,
                                                                               -------------------------------------
                                                                                  2001          2000        1999
                                                                                --------      --------    --------
                                                                               (In thousands, except per share data)
Total revenues................................................................ $641,876      $747,281    $661,386
Station operating expenses....................................................  323,520       325,736     300,420
Amortization of program rights................................................   57,676        58,460      60,009
Depreciation and amortization.................................................  129,420       125,207     108,039
                                                                                --------      --------    --------
Station operating income......................................................  131,260       237,878     192,918
Corporate general and administrative expenses.................................   15,817        17,281      17,034
Special charge................................................................       --        15,362          --
                                                                                --------      --------    --------
Operating income..............................................................  115,443       205,235     175,884
Interest expense, net.........................................................   99,598       116,163     106,892
Trust preferred dividends.....................................................      500            --          --
Other (income) expense, net...................................................  (48,778)        3,930          --
Equity in loss of affiliates..................................................    6,461         6,234         279
                                                                                --------      --------    --------
Income before income taxes and extraordinary item.............................   57,662        78,908      68,713
Income taxes..................................................................   27,101        36,438      33,311
                                                                                --------      --------    --------
Income before extraordinary item..............................................   30,561        42,470      35,402
Extraordinary item, gain/(loss) on early retirement of debt, net of income tax
  (expense)/benefit of ($347), ($1,622) and $2,041 in 2001, 2000 and 1999,
  respectively................................................................      526         2,455      (3,092)
                                                                                --------      --------    --------
Net income....................................................................   31,087        44,925      32,310
Less preferred stock dividends................................................   (1,422)       (1,422)     (1,422)
                                                                                --------      --------    --------
Income applicable to common stockholders...................................... $ 29,665      $ 43,503    $ 30,888
                                                                                ========      ========    ========
Income per common share--basic:
    Before extraordinary item................................................. $   0.32      $   0.44    $   0.41
   Extraordinary item.........................................................       --          0.03       (0.04)
                                                                                --------      --------    --------
   Net income................................................................. $   0.32      $   0.47    $   0.37
                                                                                ========      ========    ========
   Number of common shares used in the calculation............................   91,809        92,435      83,189
                                                                                ========      ========    ========
Income per common share--diluted:
   Before extraordinary item.................................................. $   0.32      $   0.44    $   0.41
   Extraordinary item.........................................................       --          0.03       (0.04)
                                                                                --------      --------    --------
   Net income................................................................. $   0.32      $   0.47    $   0.37
                                                                                ========      ========    ========
Number of common shares used in the calculation...............................   92,000        92,457      83,229
                                                                                ========      ========    ========

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                Consolidated Statements of Stockholders' Equity

                                                                 Additional
                                                       Preferred  Paid-In    Retained  Treasury
                                     Series A Series B   Stock    Capital    Earnings   Stock      Total
                                     -------- -------- --------- ----------  --------  --------  ----------
                                                        (In thousands, except share data)
Balances at January 1, 1999.........   $126     $413      $ 2    $  203,105  $171,397  $(50,653) $  324,390
Net income..........................     --       --       --            --    32,310        --      32,310
Shares issued in connection with the
  Pulitzer Merger...................    371       --       --       966,464        --        --     966,835
Issuance of 3,686,636 shares of
  Series A Common Stock to Hearst
  for cash..........................     37       --       --        99,432        --        --      99,469
Dividends paid on preferred stock...     --       --       --            --    (1,422)       --      (1,422)
Employee stock purchase plan
  proceeds..........................      1       --       --         1,783        --        --       1,784
Stock options exercised.............     --       --       --           882        --        --         882
Treasury stock purchased--
  Series A Common Stock
  (300,500 shares)..................     --       --       --            --        --    (7,457)     (7,457)
                                       ----     ----      ---    ----------  --------  --------  ----------
Balances at December 31, 1999.......    535      413        2     1,271,666   202,285   (58,110)  1,416,791
Net income..........................     --       --       --            --    44,925        --      44,925
Dividends paid on preferred stock...     --       --       --            --    (1,422)       --      (1,422)
Employee stock purchase plan
  proceeds..........................      1       --       --         2,253        --        --       2,254
Stock options exercised.............     --       --       --           138        --        --         138
Tax benefit from stock plans........     --       --       --           200        --        --         200
Treasury stock purchased--
  Series A Common Stock
  (960,100 shares)..................     --       --       --            --        --   (18,510)    (18,510)
                                       ----     ----      ---    ----------  --------  --------  ----------
Balances at December 31, 2000.......    536      413        2     1,274,257   245,788   (76,620)  1,444,376
Net income..........................     --       --       --            --    31,087        --      31,087
Issuance costs-Convertible Preferred
  Securities........................     --       --       --        (5,175)       --        --      (5,175)
Dividends paid on preferred stock...     --       --       --            --    (1,422)       --      (1,422)
Employee stock purchase plan
  proceeds..........................      1       --       --         1,639        --        --       1,640
Stock options exercised.............     --       --       --           112        --        --         112
Tax benefit from stock plans........     --       --       --            75        --        --          75
Treasury stock purchased--
  Series A Common Stock
  (200,037 shares)..................     --       --       --            --        --    (4,079)     (4,079)
                                       ----     ----      ---    ----------  --------  --------  ----------
Balances at December 31, 2001.......   $537     $413      $ 2    $1,270,908  $275,453  $(80,699) $1,466,614
                                       ====     ====      ===    ==========  ========  ========  ==========

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                     Consolidated Statements of Cash Flows

                                                                          Years Ended December 31,
                                                                      -------------------------------
                                                                        2001      2000       1999
                                                                      --------  --------  -----------
                                                                               (In thousands)
Operating Activities
Net income........................................................... $ 31,087  $ 44,925  $    32,310
Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary item, (gain) loss on early retirement of debt.......     (873)   (4,077)       5,133
   Depreciation......................................................   40,727    38,452       32,520
   Amortization of intangible assets.................................   88,693    86,755       75,519
   Amortization of deferred financing costs..........................    2,938     4,401        3,200
   Amortization of program rights....................................   57,676    58,460       60,009
   Program payments..................................................  (57,385)  (58,797)     (56,402)
   Deferred income taxes.............................................   12,921    (7,944)       1,314
   Equity in loss of affiliates......................................    6,461     6,234          279
   Other (income) expense, net.......................................  (48,778)    3,930           --
   Provision for doubtful accounts...................................    5,702     2,852        1,563
   Changes in operating assets and liabilities:
       Accounts receivable...........................................   18,874    (6,907)     (17,255)
       Other assets..................................................      578    13,195       (9,838)
       Accounts payable and accrued liabilities......................    4,649    12,778        2,552
       Fair value adjustment interest rate protection agreement......       --        --         (321)
       Other liabilities.............................................    2,583    (4,946)       8,331
                                                                      --------  --------  -----------
Net cash provided by operating activities............................  165,853   189,311      138,914
                                                                      --------  --------  -----------
Investing Activities
Acquisition of Pulitzer Broadcasting Company.........................       --        --     (712,301)
Acquisition of Kelly Broadcasting Co. and Kelleproductions, Inc......       --        --     (530,073)
Phoenix/WMUR-TV Swap Transaction.....................................  (34,019)       --           --
Acquisition of WBOY-TV...............................................  (20,774)       --           --
Disposition of WBOY-TV...............................................   20,765        --           --
Investment in ProAct Technologies Corp...............................       --   (25,027)          --
Investment in Geocast Network Systems, Inc...........................      (37)   (8,005)      (2,052)
Investment in Internet Broadcasting Systems, Inc.....................   (6,028)       --      (20,101)
Investment in NBC/Hearst-Argyle Syndication, LLC.....................     (134)       --           --
Capital call--Arizona Diamondbacks...................................       --        --         (982)
Proceeds from disposition of assets..................................       --     3,473           --
Acquisition costs and other..........................................     (473)     (781)        (399)
Proceeds from sale of equipment......................................       14       157          388
Purchases of property, plant, and equipment:
   Maintenance.......................................................   (9,862)  (22,449)     (19,141)
   Digital...........................................................  (18,658)   (6,495)      (8,244)
   Special projects/buildings........................................   (3,811)   (3,057)     (25,017)
                                                                      --------  --------  -----------
Net cash used in investing activities................................  (73,017)  (62,184)  (1,317,922)
                                                                      --------  --------  -----------

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                        Years Ended December 31,
                                                    --------------------------------
                                                      2001       2000        1999
                                                    ---------  ---------  ----------
                                                             (In thousands)
Financing Activities
Repayment of Senior Notes.......................... $ (15,432) $ (44,439) $       --
Issuance of Private Placement Debt.................        --         --     110,000
Credit Facility:
   Proceeds from issuance of long-term debt........   686,000    368,000   1,007,000
   Repayment of long-term debt.....................  (957,000)  (433,000)   (396,000)
Revolving Credit Facility:
   Proceeds from issuance of long-term debt........        --         --     912,000
   Repayment of long-term debt.....................        --         --    (912,000)
Issuance of Convertible Preferred Securities.......   200,000         --          --
Series A Common Stock:
   Issuances.......................................        --         --      99,469
   Repurchases.....................................    (4,079)   (18,510)     (7,457)
Financing costs and other..........................    (5,175)        --     (10,596)
Proceeds from employee stock purchase plan.........     1,640      2,254       1,784
Dividends paid on preferred stock..................    (1,422)    (1,422)     (1,422)
Exercise of stock options..........................       112        138         882
                                                    ---------  ---------  ----------
Net cash (used in) provided by financing activities   (95,356)  (126,979)    803,660
                                                    ---------  ---------  ----------
(Decrease) increase in cash and cash equivalents...    (2,520)       148    (375,348)
Cash and cash equivalents at beginning of period...     5,780      5,632     380,980
                                                    ---------  ---------  ----------
Cash and cash equivalents at end of period......... $   3,260  $   5,780  $    5,632
                                                    =========  =========  ==========
Supplemental Cash Flow Information:
Businesses acquired in purchase transaction:
Phoenix/WMUR-TV Swap
Fair market value of assets acquired, net.......... $ 225,971
Fair market value of liabilities assumed, net......   (35,300)
Fair market value of assets exchanged, net.........  (188,383)
Fair market value of liabilities exchanged, net....    31,731
                                                    ---------
Net cash paid for Phoenix/WMUR-TV Swap............. $  34,019
                                                    =========
Acquisition of WBOY-TV
Fair market value of assets acquired, net.......... $  21,298
Fair market value of liabilities assumed, net......      (524)
                                                    ---------
Net cash paid for WBOY-TV.......................... $  20,774
                                                    =========
Pulitzer Merger
Fair market value of assets acquired...............                       $2,323,096
Fair market value of liabilities assumed...........                         (643,960)
Issuance of Series A Common Stock..................                         (966,835)
                                                                          ----------
Net cash paid for acquisition......................                       $  712,301
                                                                          ==========
Kelly Transaction
Fair market value of assets acquired...............                       $  548,121
Fair market value of liabilities assumed...........                          (18,048)
                                                                          ----------
Net cash paid for acquisition......................                       $  530,073
                                                                          ==========
Cash paid during the year for:
Interest........................................... $  98,028  $ 115,460  $  105,189
                                                    =========  =========  ==========
Taxes.............................................. $   8,140  $  34,956  $   37,208
                                                    =========  =========  ==========

                See notes to consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  Notes to Consolidated Financial Statements

1.  Nature of Operations

   Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 24 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (NBC), eleven of the stations are affiliates of the American Broadcasting Companies (ABC), two of the stations are affiliates of Columbia Broadcasting Systems (CBS) and one station is affiliated with AOL Time Warner, Inc.'s Warner Brothers Television Network
(WB). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations"). Based upon regular assessments of the Company's operations, performed by key management, the Company has determined that its material reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company's operations are substantially similar and have therefore been aggregated as one reportable segment.

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

Accounts Receivable

   The Company monitors advertisers' credit worthiness and adjusts credit limits as deemed appropriate. The Company monitors collections and maintains an allowance for estimated losses based upon aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically diverse customers, individually small balances and short payment terms.

Program Rights

   Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years ended December 31, 2001, 2000 and 1999 were not material. Costs of off-network syndicated products, first run programming, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

                        HEARST-ARGYLE TELEVISION, INC.

Barter and Trade Transactions

   Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues for the years ended December 31, 2001, 2000 and 1999, were approximately $29,262,000, $28,366,000, and $26,260,000 respectively, and are included in total revenues. Barter and trade expenses for the years ended December 31, 2001, 2000 and 1999, were approximately $29,296,000, $28,109,000, and $25,856,000 respectively, and are included in station operating expenses.

Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings--40 years; broadcasting equipment--five to 20 years; office furniture, equipment and other--three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Intangible Assets

   Intangible assets are recorded at cost and include FCC licenses, network affiliation agreements, goodwill, and other intangible assets, which are amortized over periods from three to 40 years. The recoverability of the carrying values of the excess of the purchase price over the net assets acquired and intangible assets is evaluated quarterly to determine if an impairment in value has occurred. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the estimated future operating cash flows to be generated by the acquired businesses. At December 31, 2001, it was determined that there had been no impairment of intangible assets.

Deferred Acquisition and Financing Costs

   Acquisition costs are capitalized and are included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

Investments

   Investments in 20% to 50% owned affiliates are accounted for under the equity method and investments in less than 20% owned affiliates are accounted for under the cost method. The Company evaluates its investments to determine if an impairment has incurred. Carrying values are adjusted to reflect realizable value, where necessary.

Revenue Recognition

   Advertising revenues, net of agency and national representatives' commissions, are recognized in the period during which the time spots are aired. Total revenues include (i) cash and barter advertising revenues, net of agency and national representatives' commissions; (ii) network compensation and
(iii) other revenues.

                        HEARST-ARGYLE TELEVISION, INC.

Income Taxes

   The provision for income taxes is computed based on the pretax income included in the consolidated statements of income. The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   The Company and its subsidiaries file a consolidated U.S. federal income tax return. Prior to the acquisition of Pulitzer Broadcasting Company on March 18, 1999 (see Note 3), the Company was included in the consolidated federal income tax return of The Hearst Corporation ("Hearst"). Pursuant to the regulations under the Internal Revenue Code, the Company's pro rata share of the consolidated federal income tax liability of Hearst was allocated to the Company on a separate return basis. Federal income taxes payable through March 18, 1999 were paid directly to Hearst via the Payable to The Hearst Corporation.

Earnings Per Share ("EPS")

   Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company's stock option plan or the conversion of the Company's preferred stock or 7.5% preferred securities (see Note 7). All per share amounts included in the notes are the same for basic and diluted earnings per share unless otherwise noted.

Interest Rate Agreements

   The Company is not currently involved in any interest-rate agreements. However, the Company previously entered into interest-rate swap agreements, which expired during 1999, to modify the interest characteristics of its outstanding debt. See Note 6.

Off-Balance Sheet Financings and Liabilities

   Other than lease commitments and legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at December 31, 2001, and employment contracts for key employees, all of which are disclosed in Note 15 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any special-purpose entities that are not reflected in the consolidated financial statements.

Stock-Based Compensation

   The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Pro forma disclosure of net income and earnings per share under SFAS 123 is presented in Note 12.

                        HEARST-ARGYLE TELEVISION, INC.

Use of Estimates

   The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, program rights, barter and trade transactions, useful lives of property, plant and equipment, intangible assets, carrying value of investments, accrued liabilities, contingent liabilities, income taxes, pension benefits and fair value of financial instruments. Actual results could differ from those estimates.

New Accounting Pronouncements

   Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 and related amendments (SFAS No. 137 and SFAS No. 138) established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The adoption of SFAS 133 did not impact the Company's consolidated financial statements since the Company is not currently involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

   In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which is effective January 1, 2002. SFAS 142 requires, among other things, that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. While the Company has not completed a full assessment, the Company estimates that the adoption of SFAS 142 will decrease the Company's amortization expense related to goodwill and indefinite-lived intangibles by approximately $88 million annually.

   In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

   In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective January 1, 2002. SFAS 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. The Company does not believe that the adoption of this statement will have a material effect on the Company's consolidated financial statements. However, if in the future, the Company were to sell or otherwise dispose any of its broadcast operating units, under SFAS 144, such disposal may be required to be reported as a discontinued operation.

3. Acquisitions, Dispositions and Investments

   On August 29, 1997, effective September 1, 1997 for accounting purposes, Hearst contributed its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") to Argyle Television, Inc. ("Argyle") and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed "Hearst-Argyle Television, Inc."). The merger transaction is referred to as the "Hearst Transaction".

                        HEARST-ARGYLE TELEVISION, INC.

   On January 5, 1999, effective January 1, 1999 for accounting purposes, the Company acquired through a merger transaction all of the partnership interests in Kelly Broadcasting Co., in exchange for approximately $520.4 million in cash, including a working capital adjustment of $0.4 million. As a result of this transaction, the Company acquired television broadcast station KCRA-TV, Sacramento, California and the sales and programming rights under an existing Time Brokerage Agreement ("TBA"), with respect to KQCA-TV, Sacramento, California. In addition, the Company acquired substantially all of the assets and certain of the liabilities of Kelleproductions, Inc., for approximately $10 million in cash. The merger and acquisition are collectively referred to as the "Kelly Transaction". The Kelly Transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price and related acquisition costs of approximately $1.1 million have been allocated to the acquired assets and liabilities based upon fair market values. The excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC licenses and goodwill.

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

   On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, NC) and WLKY-AM (Louisville, KY), to Truth Broadcasting Corporation for $3.5 million. This sale resulted in a $1.1 million gain which is included in Other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2000.

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). The Company sold the Phoenix Stations to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets

                        HEARST-ARGYLE TELEVISION, INC.

and liabilities based upon their preliminary determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The final fair values may differ from those set forth in the accompanying consolidated balance sheet at December 31, 2001; however, the changes, if any, are not expected to have a material effect on the consolidated financial statements. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a TBA since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in Other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

   On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market, for $20 million (the "WBOY Acquisition") plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license.

   On December 13, 2001, the Company sold WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, WV television market for $20 million plus a working capital adjustment of $0.8 million less transaction expenses.

   The following unaudited pro forma results of operations include (i) the combined historical results of the Company's 23 owned television stations (which excludes WMUR) and fees from the stations managed by the Company (see
Note 14) for both periods presented, adjusted to reflect the Phoenix/WMUR Swap as if the transaction had occurred on January 1, 2000. In addition, the pro forma results of operations reflect the WBOY acquisition and disposition as if it never occurred; and the exclusion of special charge and Other (income) expense, net.

                                                                                 Years Ended
                                                                                December 31,
                                                                            ---------------------
                                                                               2001       2000
                                                                             --------   --------
                                                                            (In thousands, except
                                                                               per share data)
                                                                                 (Unaudited)
Total revenues............................................................. $632,593   $750,432
Income before extraordinary item........................................... $  3,997   $ 54,584
Income applicable to common stockholders................................... $  3,101   $ 55,617
Net income per common share--basic and diluted............................. $   0.03   $   0.60
Pro forma number of shares used in calculations--basic.....................   91,809     92,435
                                               --diluted...................   92,000     92,456

   The above unaudited pro forma results are presented in response to applicable accounting rules relating to business acquisitions and are not necessarily indicative of the actual results that would be achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results of operations.

                        HEARST-ARGYLE TELEVISION, INC.

   In September 1999 and February 2000, the Company invested $2 million and $8 million, respectively, in Geocast Network Systems, Inc. ("Geocast") in return for an equity interest in Geocast. Geocast planned to deliver a program service, which included the local stations' content and other national content and services, to personal computer users. As this investment represented less than a 10% interest, the investment was accounted for using the cost method. In the fourth quarter of 2000, the Company wrote-down the investment in Geocast by $5 million in order to approximate the investment's realizable value, pursuant to the Company's assessment of various strategic alternatives available to Geocast. In February 2001, the remaining $5.1 million of the Geocast investment was written-off after Geocast's Board of Directors declined various strategic alternatives and decided to liquidate the company. The write-downs are included in Other (income) expense, net in the accompanying consolidated statements of income for the years ended December 31, 2001 and 2000.

   In December 1999, the Company invested $20 million in Internet Broadcasting Systems, Inc. ("IBS") in exchange for an equity interest in IBS. With IBS, the Company and other broadcasters have invested in the development and management of local news/information/entertainment websites. In May 2001, the Company invested an additional $6 million for a total investment of $26 million in IBS. As of December 31, 2001, 2000 and 1999, the Company had an equivalent equity interest in IBS of 24%, 23% and 26%, respectively; therefore, this investment is accounted for using the equity method. The Company's share in the results of IBS is included in Equity in loss of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2001, 2000 and 1999.

   On March 22, 2000, the Company invested $25 million in ProAct Technologies Corp. ("ProAct") (formerly Consumer Financial Network, Inc.) for an equity interest in ProAct. ProAct is an online provider of human resources support to corporations. As this investment represents less than a 10% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment's realizable value. The write-down is included in Other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001. The Company receives revenue from ProAct relating to advertising sales. See Note 14.

   On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for using the equity method. The Company's share in the results of NBC/Hearst-Argyle Syndication, LLC is included in Equity in loss of affiliates in the accompanying consolidated statement of income for the year ended December 31, 2001.

                        HEARST-ARGYLE TELEVISION, INC.

4.  Intangible Assets

   Intangible assets at December 31, 2001 and 2000 consist of the following:

                                              2001        2000
                                           ----------  ----------
                                               (In thousands)
             FCC licenses................. $2,479,034  $2,380,078
             Goodwill.....................    957,625     959,400
             Network affiliation agreement     95,493      95,493
             Other........................        746         730
                                           ----------  ----------
                                            3,532,898   3,435,701
             Accumulated amortization.....   (376,254)   (293,697)
                                           ----------  ----------
             Total intangible assets, net. $3,156,644  $3,142,004
                                           ==========  ==========

5.  Accrued Liabilities

   Accrued liabilities at December 31, 2001 and 2000 consist of the following:

                                                   2001    2000
                                                  ------- -------
                                                  (In thousands)
              Payroll, benefits and related costs $ 9,971 $14,769
              Accrued income taxes...............  20,177  10,867
              Accrued interest...................   9,583  10,377
              Accrued vacation...................   4,662   4,579
              Accrued payables...................   3,306   2,728
              Other taxes payable................   1,392   1,187
              Other accrued liabilities..........  10,474   7,469
                                                  ------- -------
              Total accrued liabilities.......... $59,565 $51,976
                                                  ======= =======

6.  Long-Term Debt

   Long-term debt at December 31, 2001 and 2000 consists of the following:

                                             2001       2000
                                          ---------- ----------
                                             (In thousands)
                Credit Facility.......... $  275,000 $  546,000
                Senior Notes.............    432,110    449,305
                Private Placement Debt...    450,000    450,000
                Senior Subordinated Notes      2,596      2,596
                Other Debt...............        499        591
                                          ---------- ----------
                Total long-term debt..... $1,160,205 $1,448,492
                                          ========== ==========

                        HEARST-ARGYLE TELEVISION, INC.

Credit Facility

   Upon consummation of the Hearst Transaction, the Company entered into a $1 billion credit facility (the "Revolving Credit Facility") with a consortium of banks led by JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank) ("Chase") and Morgan Guaranty Trust Company of New York. For the year ended December 31, 1999, the effective interest rate on borrowings from the Revolving Credit Facility outstanding during the year was 5.3%.

   On April 12, 1999, the Company retired its Revolving Credit Facility and replaced it with two new revolving credit facilities (the "New Credit Facilities") with a consortium of banks led by Chase, Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the "$1 Billion Facility") and a $250 million revolver/term loan (the "$250 Million Facility"). Management elected to cancel the $250 Million Facility on April 10, 2000. On August 15, 2001, the Company amended the $1 Billion Facility (the "Credit Facility") to reduce the lender commitments from $1 billion to $750 million. The Credit Facility, which has an outstanding balance of $275 million and $546 million at December 31, 2001 and December 31, 2000, respectively, will mature on April 12, 2004. The deferred financing fees relating to the Revolving Credit Facility, of approximately $5.1 million before income tax benefit, were classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 1999.

   Outstanding principal balances under the Credit Facility bear interest at either, at the Company's option, LIBOR or the alternate base rate ("ABR"), plus the "applicable margin". The "applicable margin" for ABR loans is zero. The "applicable margin" for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company's total debt to operating cash flow ("leverage ratio"). The ABR is the higher of (i) Chase's prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the Credit Facility. The commitment fee ranges from 0.2% to 0.3%. For the years ended December 31, 2001, and December 31, 2000, the effective interest rate on borrowings from the Credit Facility outstanding during the year was 5.3% and 7.5%, respectively.

Private Placement Debt

   As part of the Hearst Transaction, the Company assumed $275 million of debt (the "Hearst Private Placement Debt"). The Company repaid the Hearst Private Placement Debt and a related "make-whole" premium of approximately $20.9 million during December 1997.

   In connection with the Kelly Transaction, the Company issued $450 million in senior notes to institutional investors (the "Private Placement Debt"). Of the $450 million principal amount, $340 million was issued on December 15, 1998 and $110 million was issued on January 14, 1999. The Private Placement Debt has a maturity of 12 years, with an average life of 10 years and bears interest at 7.18% per annum. The Company used the proceeds from the Private Placement Debt to partially fund the Kelly Transaction. $90 million of the Private Placement Debt is due in 2006 and the remainder is due thereafter. See Note 3.

Senior Subordinated Notes

   In October 1995, Argyle issued $150 million of senior subordinated notes (the "Notes"). During December 1997 and February 1998, the Company repaid $45 million and $102.4 million, respectively, of the Notes. The Notes are due in 2005 and bear interest at 9.75% payable semi-annually. The Notes are general unsecured obligations of the Company. The outstanding balance of the Notes was $2.6 million at December 31, 2001 and 2000.

                        HEARST-ARGYLE TELEVISION, INC.

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

   During 2000, the Company repaid (i) $28 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $24.8 million, and (ii) $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $19.6 million. These repayments were funded by the Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $4.1 million, before income tax expense, which was classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 2000.

   During 2001, the Company repaid (i) $1.3 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $1.1 million, and (ii) $15.9 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $14.3 million. These repayments were funded by the Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $0.9 million, before income tax expense, which was classified as an extraordinary item in the accompanying consolidated statement of income for the year ended December 31, 2001.

Debt Covenants and Restrictions

   The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company's overall credit rating or stock prices. At December 31, 2001, the Company is in compliance with all such covenants and restrictions.

   The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst's (and certain of its affiliates') equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company's Board of Directors.

Interest Rate Risk Management

   The Company had two interest-rate protection agreements which expired in May and June of 1999. These interest-rate protection agreements effectively fixed the Company's interest rate at approximately 7% on $35 million of its borrowings under the Revolving Credit Facility and the Credit Facility. The Company entered into these agreements solely to hedge its floating interest rate risk.

                        HEARST-ARGYLE TELEVISION, INC.

   Interest expense, net for the years ended December 31, 2001, 2000 and 1999 consists of the following:

                                                                 2001     2000     1999
                                                               -------- -------- --------
                                                                     (In thousands)
Interest on borrowings:
   Revolving Credit Facility.................................. $     -- $     -- $  3,840
   Credit Facility............................................   32,765   45,926   32,271
   Senior Notes...............................................   31,899   35,264   35,875
   Private Placement Debt.....................................   32,310   32,310   32,025
   Senior Subordinated Notes..................................      253      253      253
   Amortization of deferred financings costs and other........    2,938    4,401    3,200
                                                               -------- -------- --------
                                                                100,165  118,154  107,464
Interest rate swap agreements:
   Changes in fair value for agreements with optional amounts
     in excess of outstanding borrowings......................       --       --        3
                                                               -------- -------- --------
       Total interest expense.................................  100,165  118,154  107,467
Interest income...............................................      567    1,991      575
                                                               -------- -------- --------
Total interest expense, net................................... $ 99,598 $116,163 $106,892
                                                               ======== ======== ========

7.  Earnings Per Share

   The following tables set forth a reconciliation between basic EPS and diluted EPS in accordance with SFAS 128. See Note 2.

                                                                       Year Ended December 31, 2001
                                                                   -------------------------------------
                                                                     Income         Shares     Per-Share
                                                                   (Numerator)   (Denominator)  Amount
                                                                   -----------   ------------- ---------
                                                                   (In thousands, except per share data)
Income before extraordinary item..................................   $30,561
Less: Preferred stock dividends...................................    (1,422)
                                                                     -------
Basic EPS
Income before extraordinary item applicable to common
  stockholders....................................................   $29,139        91,809       $0.32
Effect of Dilutive Securities
Assumed exercise of stock options.................................        --           191
                                                                     -------        ------
Diluted EPS
Income before extraordinary item applicable to common stockholders
  plus assumed conversions........................................   $29,139        92,000       $0.32
                                                                     =======        ======       =====

                        HEARST-ARGYLE TELEVISION, INC.

                                                          Year Ended December 31, 2000
                                                      -------------------------------------
                                                        Income         Shares     Per-Share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------   ------------- ---------
                                                      (In thousands, except per share data)

Income before extraordinary item.....................   $42,470
Less: Preferred stock dividends......................    (1,422)
                                                        -------
Basic EPS
Income before extraordinary item applicable to common
  stockholders.......................................   $41,048        92,435       $0.44
Effect of Dilutive Securities
Assumed exercise of stock options....................        --            22
                                                        -------        ------
Diluted EPS
Income before extraordinary item applicable to common
  stockholders plus assumed conversions..............   $41,048        92,457       $0.44
                                                        =======        ======       =====

                                                          Year Ended December 31, 1999
                                                      -------------------------------------
                                                        Income         Shares     Per-Share
                                                      (Numerator)   (Denominator)  Amount
                                                      -----------   ------------- ---------
                                                      (In thousands, except per share data)

Income before extraordinary item.....................   $35,402
Less: Preferred stock dividends......................    (1,422)
                                                        -------
Basic EPS
Income before extraordinary item applicable to common
  stockholders.......................................   $33,980        83,189       $0.41
Effect of Dilutive Securities
Assumed exercise of stock options....................        --            40
                                                        -------        ------
Diluted EPS
Income before extraordinary item applicable to common
  stockholders plus assumed conversions..............   $33,980        83,229       $0.41
                                                        =======        ======       =====

   The (i) 10,938 shares of Series A Preferred Stock, outstanding at December 31, 2001, 2000 and 1999 and convertible into Series A Common Stock (see Note
11); (ii) 10,938 shares of Series B Preferred Stock, outstanding at December 31, 2001 (not convertible prior to 2001) and convertible into Series A Common Stock (see Note 11); and (iii) 1,400,000 shares of Series A 7.5% Preferred Securities and 2,600,000 shares of Series B 7.5% Preferred Securities (see Note
9), outstanding at December 31, 2001, were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Common stock options for 3,367,821, 2,129,845 and 2,414,086 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2001, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

                        HEARST-ARGYLE TELEVISION, INC.

8.  Income Taxes

   The provision for income taxes relating to income before extraordinary item for the years ended December 31, 2001, 2000 and 1999, consists of the following:

                                         Years Ended December 31,
                                         ------------------------
                                          2001    2000     1999
                                         ------- -------  -------
                                              (In thousands)
              Current:
                 State and local........ $   541 $ 2,393  $ 1,539
                 Federal................  13,639  41,989   26,519
                                         ------- -------  -------
                                          14,180  44,382   28,058
                                         ------- -------  -------
              Deferred:
                 State and local........   4,004     (33)   2,999
                 Federal................   8,917  (7,911)   2,254
                                         ------- -------  -------
                                          12,921  (7,944)   5,253
                                         ------- -------  -------
              Provision for income taxes $27,101 $36,438  $33,311
                                         ======= =======  =======

   The effective income tax rate for the years ended December 31, 2001, 2000 and 1999 varied from the statutory U.S. Federal income tax rate due to the following:

                                                       2001  2000  1999
                                                       ----  ----  ----
        Statutory U. S. Federal income tax............ 35.0% 35.0% 35.0%
        State income taxes, net of Federal tax benefit  5.1   2.0   4.3
        Other non-deductible business expenses........  6.8   9.2   9.2
        Other adjustments.............................  0.1    --    --
                                                       ----  ----  ----
        Effective income tax rate..................... 47.0% 46.2% 48.5%
                                                       ====  ====  ====

   Deferred income tax liabilities and assets at December 31, 2001 and 2000 consist of the following:

                                                                 2001      2000
                                                               --------  --------
                                                                 (In thousands)
Deferred income tax liabilities:
   Accelerated depreciation................................... $ 44,962  $ 52,643
   Accelerated funding of pension benefit obligation..........    5,453     4,499
   Difference between book and tax basis of intangible assets.  743,397   723,233
                                                               --------  --------
Total deferred income tax liabilities.........................  793,812   780,375
                                                               --------  --------
Deferred income tax assets:
   Accrued expenses and other.................................    5,218     5,785
   Operating loss carryforwards...............................   18,553    19,292
                                                               --------  --------
                                                                 23,771    25,077
Less: Valuation allowance.....................................  (18,553)  (19,292)
                                                               --------  --------
Total deferred income tax assets..............................    5,218     5,785
                                                               --------  --------
Net deferred income tax liabilities........................... $788,594  $774,590
                                                               ========  ========

   The Company has net operating loss carryforwards for state income tax purposes of approximately $233.8 million, which expire between 2002 and 2021.

   The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of certain deferred income tax assets.

                        HEARST-ARGYLE TELEVISION, INC.

9.  Convertible Preferred Securities

   On December 20, 2001, the Company completed a private placement of $200 million principal amount of convertible trust preferred securities through Hearst-Argyle Capital Trust, a subsidiary trust (the "Capital Trust"). The Capital Trust issued 1,400,000 shares of 7.5% Series A Convertible Preferred Securities due 2016 (liquidation preference $50 per convertible preferred security) (the "Series A 7.5% Preferred Securities") for an aggregate of $70,000,000, and 2,600,000 shares of 7.5% Series B Convertible Preferred Securities due 2021 (liquidation preference $50 per convertible preferred security) (the "Series B 7.5% Preferred Securities" and, together with the Series A 7.5% Preferred Securities, the "7.5% Preferred Securities") for an aggregate of $130,000,000, to institutional investors. The investor group included Hearst. Hearst purchased an aggregate of 300,000 shares of the Series A 7.5% Preferred Securities and an aggregate of 500,000 shares of the Series B 7.5% Preferred Securities for a total of $40 million. As part of the transaction, the Company issued and sold to the Capital Trust, in exchange for the proceeds from the sale of the 7.5% Preferred Securities, $72,164,960 aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series A, due 2016 (the "Series A Subordinated Debentures") and $134,020,640 aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series B, due 2021 (the "Series B Subordinated Debentures" and, together with the Series A Subordinated Debentures, the "Subordinated Debentures"). The Company used the net proceeds of the 7.5% Preferred Securities to repay a portion of the outstanding balance under its Credit Facility, thereby reducing the Company's overall debt.

   The 7.5% Preferred Securities are effectively convertible, at the option of the holder at any time, into shares of the Company's Series A Common Stock, par value $.0l per share through an exchange of such 7.5% Preferred Securities for a portion of the Subordinated Debentures of the corresponding series held by the Capital Trust. The Series A Subordinated Debentures are convertible into the Company's Common Stock at an initial rate of 2.005133 shares of the Company's Common Stock per $50 principal amount of Series A Subordinated Debentures (equivalent to a conversion price of $24.9360 per share of the Company's Common Stock) and the Series B Subordinated Debentures are convertible into the Company's Common Stock at an initial rate of 1.972262 shares of the Company's Common Stock per $50 principal amount of Series B Subordinated Debentures (equivalent to a conversion price of $25.3516 per share of the Company's Common Stock). The Series A 7.5% Preferred Securities mature on December 31, 2016 with distributions payable thereon at a rate of 7.5% per year. The Series B 7.5% Preferred Securities mature on December 31, 2021 with distributions payable thereon at a rate of 7.5% per year.

   The Series A Subordinated Debentures mature on December 31, 2016 and bear interest at a rate of 7.5% per year. The Series B Subordinated Debentures mature on December 31, 2021 and bear interest at a rate of 7.5% per year. The Company has the right to defer interest on the Subordinated Debentures (and therefore distributions on the 7.5% Preferred Securities) by extending the interest payment period from time to time in accordance with and subject to the terms of the 7.5% Preferred Securities. Further, the Series A Subordinated Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2004 and the Series B Subordinated Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2006. The redemption prices (per $50 principal amount) of the Series A Subordinated Debentures are as follows:
$52.625 in 2005, $52.250 in 2006, $51.875 in 2007, $51.500 in 2008, $51.125 in
2009, $50.750 in 2010, $50.375 in 2011 and $50 thereafter to maturity. The redemption prices (per $50 principal amount) of the Series B Subordinated Debentures are as follows: $51.875 in 2007, $51.50 in 2008, $51.125 in 2009,
$50.750 in 2010, $50.375 in 2011 and $50 thereafter to maturity.

                        HEARST-ARGYLE TELEVISION, INC.

10.  Common Stock

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

   In May 2001, the Company's Board of Directors approved the amendment and restatement of the Company's 1997 Stock Option Plan (the "Stock Option Plan"). The amendment increases the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company's Series A Common Stock. See Note 12.

   During the second quarter of 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions and management considerations. As of December 31, 2001, the Company has spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24.

                        HEARST-ARGYLE TELEVISION, INC.

   Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company's Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2001, Hearst purchased approximately 15.5 million shares of the Company's outstanding Series A Common Stock. These purchases resulted in Hearst's ownership in the Company of 65.9% and 64.8% as of December 31, 2001 and 2000, respectively.

11.  Preferred Stock

   The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company's Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the "Preferred Stock"). Each series of Preferred Stock has 10,938 shares issued and outstanding at December 31, 2001, 2000 and 1999. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly. The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, $38.50; and (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year's conversion price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time on or after June 11, 2001 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

   The holders of Series B Preferred Stock have the option to convert such Series B Preferred Stock into shares of Series A Common Stock at any time on or after June 11, 2001 at the average of the closing prices for the Series A Common Stock for each of the 10 trading days prior to such conversion date. The Company has the option to redeem all or a portion of the Series B Preferred Stock at any time at a price equal to $1,000 per share plus any accrued and unpaid dividends.

12.  Stock Options

   1997 Stock Option Plan.

   In 1997, the Company's stockholders and Board of Directors approved the amendment and restatement of the Company's second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the "1997 Stock Option Plan"). The amendment increased the number of shares reserved for issuance under the 1997 Stock Option Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices equal to the market price of the underlying stock on the date of grant. Options, granted prior to December 2000, cliff-vest after three years commencing on the effective date of the grant and a portion of the options vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company's stock. Options granted in December 2000, vest in one-third increments per year commencing one year from the date of the grant. All options granted pursuant to the 1997 Stock Option Plan will expire no later than ten years from the date of grant.

   In May 2001, the Company's stockholders and Board of Directors approved the amendment and restatement of the 1997 Stock Option Plan (the "Stock Option Plan"). The amendment increased the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of Series A Common Stock. Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant.

                        HEARST-ARGYLE TELEVISION, INC.

   A summary of the status of the Company's Stock Option Plan as of December 31, 2001, 2000 and 1999, and changes for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                          Weighted
                                                          Average
                                                          Exercise
                                                Options    Price
                                               ---------  --------
              Outstanding at December 31, 1998 2,097,780   $26.07
                 Granted......................   577,229   $26.48
                 Exercised....................   (44,450)  $23.13
                 Forfeited....................  (136,158)  $26.87
                                               ---------   ------
              Outstanding at December 31, 1999 2,494,401   $26.18
                 Granted...................... 3,015,075   $18.58
                 Exercised....................   (13,750)  $10.00
                 Forfeited....................  (311,470)  $26.43
                                               ---------   ------
              Outstanding at December 31, 2000 5,184,256   $21.79
                 Granted...................... 1,249,891   $21.02
                 Exercised....................    (8,100)  $13.81
                 Forfeited....................  (106,723)  $20.21
                                               ---------   ------
              Outstanding at December 31, 2001 6,319,324   $20.71
                                               =========   ======
              Exercisable at December 31, 1999   607,353   $24.62
                                               =========   ======
              Exercisable at December 31, 2000 1,679,224   $26.17
                                               =========   ======
              Exercisable at December 31, 2001 2,693,875   $23.52
                                               =========   ======

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                     Options Outstanding                         Options Exercisable
------------------------------------------------------------- --------------------------
                    Number    Weighted Average    Weighted      Number       Weighted
Range of Exercise Outstanding    Remaining        Average     Exercisable    Average
     Prices       at 12/31/01 Contractual Life Exercise Price At 12/31/01 Exercise Price
----------------- ----------- ---------------- -------------- ----------- --------------
  $10.00-$15.50       47,550     3.4 years         $10.00         38,050      $10.00
  $16.75-$21.32    4,187,841     9.4 years         $19.31        981,838      $18.54
  $22.75-$26.06      461,363     7.1 years         $25.97        295,875      $25.84
  $26.50-$29.00    1,602,855     5.9 years         $26.79      1,358,397      $26.80
  $35.25-$36.44       19,715     6.6 years         $36.33         19,715      $36.33
                   ---------                                   ---------
                   6,319,324                                   2,693,875
                   =========                                   =========

                        HEARST-ARGYLE TELEVISION, INC.

   The Company accounts for employee stock-based compensation under APB No. 25 and related interpretations. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

   Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 2001, 2000 and 1999. The weighted average fair value of options granted was $8.18, $7.79 and $12.48 in 2001, 2000 and 1999, respectively. The following assumptions were used for the years ended December 31, 2001, 2000, and 1999:

                                   2001          2000          1999
                               ------------  ------------  ------------
       Risk-free interest rate      4.6%          5.9%          5.3%
       Dividend yield.........      0.0%          0.0%          0.0%
       Volatility factor......     35.3%         36.3%         36.9%
       Expected life.......... 5 and 7 years 5 and 7 years 5 and 7 years

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

   For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Additionally, for purposes of this pro forma disclosure, the Company has included the amount of compensation cost, that would have been recognized in accordance with SFAS 123, for the discount related to shares purchased under the employee stock purchase plan (see Note 13). The Company's pro forma information is as follows:

                                                       2001    2000    1999
                                                      ------- ------- -------
                                        (In thousands, except per share data)
   Pro forma net income.............................. $23,336 $38,402 $26,317
   Pro forma income applicable to common stockholders $21,914 $36,980 $24,895
   Pro forma basic income per common share........... $  0.24 $  0.40 $  0.30
   Pro forma diluted income per common share......... $  0.24 $  0.40 $  0.30

   The Company has reserved 2.3 million shares of common stock for future issuances in connection with the Stock Option Plan at December 31, 2001.

13.  Stock Purchase Plan

   The Company implemented a non-compensatory employee stock purchase plan (the "Stock Purchase Plan") during April 1999. The Stock Purchase Plan allows employees to purchase shares of the Company's Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 93,706 and 125,327 shares for aggregate proceeds of approximately $1.6 million and $2.3 million for the years ended December 31, 2001 and 2000, respectively.

                        HEARST-ARGYLE TELEVISION, INC.

14.  Related Party Transactions

   The Company has a series of agreements with Hearst including a Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); an Option Agreement (whereby Hearst has granted the Company an option to acquire certain Hearst owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell such station prior to August 31, 2003); a Studio Lease Agreement (whereby Hearst leases from the Company certain premises for Hearst's radio broadcast stations); a Tax Sharing Agreement (whereby Hearst and the Company have established the sharing of federal, state and local income taxes during the time the Company was part of the consolidated income tax return of Hearst (see
Note 2)); a Name License Agreement (whereby Hearst permits the Company to use the Hearst name in connection with the Hearst-Argyle name and operation of its business); and a Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, tax, insurance, data processing and employee benefits). For the years ended December 31, 2001, 2000 and 1999, the Company recorded revenues of approximately $2,351,000, $4,406,000 and $4,843,000, respectively, relating to the Management Agreement and expenses of approximately $3,875,000, $3,791,000 and $3,330,000, respectively, relating to the Services Agreement. The Company believes that the terms of all these agreements are reasonable to both sides. There can be no assurance, however, that more favorable terms would not be available from third parties. In 2001, Hearst purchased $40 million of the Company's newly issued 7.5% Preferred Securities. See Note 9.

   The Company recorded net revenues of approximately $1,194,000 and $5,536,000 during the years ended December 31, 2001 and 2000, respectively, relating to advertising sales to ProAct, one of the Company's equity interest investments (which is accounted for using the cost method). See Note 3. Bob Marbut, Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, is a member of the Board of Directors of ProAct, from which he does not receive compensation for his services.

   The Company has entered into an agreement with Lifetime Entertainment Services ("Lifetime"), an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby Lifetime has provided services to the Company in respect of the negotiation of the Company's retransmission consent agreements and the Company has assisted Lifetime in securing Lifetime Movie Channel distribution and subscribers. The Company has recorded revenue of approximately $1,291,000 and $236,000 from Lifetime in 2001 and 2000, respectively.

   The Company has a consulting agreement with Argyle Communications, Inc. ("ACI"), pursuant to which the Company has agreed to pay ACI $350,000 per year beginning during fiscal year 2001 through 2002. Mr. Marbut, Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, is the sole stockholder of ACI. In addition, ACI has a separate consulting agreement with Hearst Communications Inc., a wholly-owned subsidiary of Hearst.

   On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for using the equity method. See Note 3. Emerson Coleman, an officer of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC.

   In December 1999, the Company invested $20 million of cash in IBS in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. The Company's share of the loss of IBS is included in "Equity in loss of affiliates" in the accompanying

                        HEARST-ARGYLE TELEVISION, INC.

consolidated statements of income for the years ended December 31, 2001, 2000 and 1999. See Note 3. In addition, IBS and the Company have formed a series of local partnerships (the Company's share is 49.9% and IBS's share is 50.1%) and have an operating agreement for the development of the Company's news/information/entertainment websites. Under the operating agreement, revenues and expenses are shared pro-rata, after the local partnerships become profitable. David J. Barrett, President and Chief Executive Officer of the Company, and Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, are members of the Board of Directors of IBS, from which they do not receive compensation for their services. From December 2, 1999 through January 19, 2001, Bob Marbut, Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, was a member of the Board of Directors of IBS, from which he did not receive compensation for his services.

15.  Other Commitments and Contingencies

   The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2001, scheduled under contracts for programs available are as follows (in thousands):

                                      Program Barter
                                      Rights  Rights
                                      ------- -------
                           2002...... $38,142 $15,788
                           2003......   1,510     507
                           2004......   1,339     122
                           2005......   1,163      30
                           2006......     303       6
                           Thereafter      --      65
                                      ------- -------
                                      $42,457 $16,518
                                      ======= =======

   The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2001, and employment contracts for key employees. Future minimum payments and barter obligations under terms of these agreements as of December 31, 2001 are as follows:

                          Deduct   Net Operating                  Employment
               Operating Operating     Lease     Program  Barter  and Talent
                Leases   Sublease   Commitments  Rights   Rights  Contracts
               --------- --------- ------------- -------- ------- ----------
                                      (In thousands)
    2002......  $ 6,608    $704       $ 5,904    $ 20,606 $ 9,404  $ 52,680
    2003......    5,690      --         5,690      49,366  17,235    31,143
    2004......    4,674      --         4,674      30,587  11,337    11,558
    2005......    3,963      --         3,963       9,304   6,502     3,790
    2006......    3,629      --         3,629       2,562   2,727     1,599
    Thereafter    9,467      --         9,467       4,841   1,795       284
                -------    ----       -------    -------- -------  --------
                $34,031    $704       $33,327    $117,266 $49,000  $101,054
                =======    ====       =======    ======== =======  ========

   Rent expense, net for operating leases was approximately $5,576,000, $5,476,000 and $4,599,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                        HEARST-ARGYLE TELEVISION, INC.

   The Company has a consulting agreement with ACI, pursuant to which the Company has agreed to pay ACI $350,000 per year beginning during fiscal year 2001 through 2002. Mr. Marbut, the Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, is the sole stockholder of ACI.

   From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial condition or results of operations.

16.  Pension and Employee Savings Plans

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

   On March 18, 1999, the Company assumed liabilities for the retirement benefits of the transferring Pulitzer Broadcasting Company employees from the Pulitzer Merger (see Note 3). Immediately following the Pulitzer Merger, the Company began to provide the Retirement Plan to the Pulitzer Broadcasting Company non-union employees. Eligible transferring union employees began participation in a new defined benefit plan. As a result of the Pulitzer Merger, the Company re-measured the 1999 pension expense for the Retirement Plan using a 7.25% discount rate for the period March 19 through December 31, 1999. For the period January 1 through March 18, 1999, the 1999 pension expense was calculated based on a 6.75% discount rate.

   The plans described above are collectively referred to as the "Hearst-Argyle Pension Plans".

   Benefits under the Hearst-Argyle Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive years' compensation. The cost of the Hearst-Argyle Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees.

   During 2000, the Company implemented a voluntary Incentive Retirement Program ("IRP") to a group of employees who met certain criteria for age and length of service. The 110 employees who elected to participate in the IRP received an incentive retirement benefit, additional age and years of service in calculating pension benefits, and post-retirement medical benefits. This plan resulted in a one-time charge of $15.4 million, which is included in the Special charge in the accompanying consolidated statement of income for the year ended December 31, 2000. The net pension (benefit) cost for the Hearst-Argyle Pension Plans for the years ended December 31, 2001, 2000 and 1999 in which the Company's employees participate are as follows:

                        HEARST-ARGYLE TELEVISION, INC.

                                                 Pension Benefits
                                           ---------------------------
                                             2001      2000     1999
                                           --------  --------  -------
                                                  (In thousands)
        Service cost...................... $  4,606  $  4,679  $ 4,852
        Interest cost.....................    5,669     4,442    3,933
        Expected return on plan assets....  (10,433)  (10,150)  (8,352)
        Amortization of prior service cost      438       442      442
        Amortization of transitional asset     (113)     (113)    (113)
        Recognized actuarial gain.........   (1,406)   (1,984)    (673)
                                           --------  --------  -------
           Net periodic (benefit) cost....   (1,239)   (2,684)      89
        Curtailment gain recognized.......       --      (113)    (155)
        Special termination benefit charge       --    12,604       --
                                           --------  --------  -------
           Net pension (benefit) cost..... $ (1,239) $  9,807  $   (66)
                                           ========  ========  =======

   The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status at December 31, 2001 and 2000:

                                                          Pension Benefits
                                                         ------------------
                                                           2001      2000
                                                         --------  --------
                                                           (In thousands)
    Change in benefit obligation:
       Benefit obligation at beginning of year.......... $ 76,464  $ 54,819
           Service cost.................................    4,606     4,679
           Interest cost................................    5,669     4,442
           Participant contributions....................        8         7
           Plan amendments..............................      901        --
           Benefits paid................................   (7,926)   (1,187)
           Special termination benefit charge...........       --    12,604
           Curtailment loss.............................       --       741
           Actuarial loss...............................    5,950       359
                                                         --------  --------
       Benefit obligation at end of year................   85,672    76,464
    Change in plan assets:
       Fair value of plan assets at beginning of year...  120,579   114,114
           Actual (loss) return on plan assets, net.....  (20,081)    6,740
           Employer contributions.......................    1,778       907
           Participant contributions....................        8         7
           Benefits paid................................   (7,926)   (1,189)
                                                         --------  --------
       Fair value of plan assets end of year............   94,358   120,579
    Reconciliation of funded status:
       Funded status.................................... $  8,686  $ 44,115
       Contributions paid during the fourth quarter.....      258       227
       Unrecognized actuarial loss (gain)...............   10,267   (27,603)
       Unrecognized transition asset....................     (315)     (427)
       Unrecognized prior service cost..................    4,004     3,540
                                                         --------  --------
           Net amount recognized at end of year......... $ 22,900  $ 19,852
                                                         ========  ========

                        HEARST-ARGYLE TELEVISION, INC.

                                                                   Pension Benefits
                                                                   ----------------
                                                                    2001     2000
                                                                   -------  -------
                                                                    (In thousands)
Amounts recognized in the statement of
 financial position:
   Other assets................................................... $30,266  $27,358
   Other liabilities..............................................  (7,366)  (7,506)
                                                                   -------  -------
       Net amount recognized at end of year....................... $22,900  $19,852
                                                                   =======  =======
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
   Projected benefit obligation................................... $15,110  $10,140
   Accumulated benefit obligation................................. $10,773  $ 6,899
   Fair value of plan assets...................................... $ 4,732  $ 2,023

   The weighted-average assumptions used for computing the projected benefit obligation at December 31, 2001 and 2000 are as follows:

                                                         Pension Benefits
                                                         ---------------
                                                          2001      2000
                                                         ----      ----
        Discount rate................................... 7.50%     8.00%
        Expected long-term rate of return on plan assets 9.00%     9.00%

   The measurement dates for the above weighted-average assumptions were September 30, 2001 and 2000. The rate of compensation increase is based on an age-related table with assumed rates of increase in compensation ranging from 1.28% to 18.25%.

   The Hearst-Argyle Pension Plans' assets consist primarily of stocks, bonds and cash equivalents. In connection with the Hearst Transaction, the Company was allocated the pension costs that were contributed by the Hearst Broadcast Group to multiemployer union pension plans. No information is available for each contributing employer for this plan. The Company's contributions to the multiemployer union pension plans for the years ended December 31, 2001, 2000 and 1999 were approximately $664,000, $646,000 and $630,000, respectively.

   The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to a self-directed 401(k) savings plan. The Company matches in cash, one-half of the employee contribution up to 6% of the employee's compensation. The 401(k) savings plan assets are invested in a variety of diversified mutual funds. The Company contributions to this plan for the years ended December 31, 2001, 2000 and 1999 were approximately $2,019,000, $2,133,000 and $2,182,000, respectively.

17.  Fair Value of Financial Instruments

   The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

                                       December 31, 2001 December 31, 2000
                                       ----------------- -----------------
                                       Carrying  Fair    Carrying  Fair
                                        Value    Value    Value    Value
                                       -------- -------- -------- --------
      Credit Facility................. $275,000 $274,343 $546,000 $546,474
      Senior Subordinated Notes.......    2,596    2,718    2,596    2,710
      Senior Notes....................  432,110  397,206  449,305  442,535
      Private Placement Debt..........  450,000  453,613  450,000  435,429
      Convertible Preferred Securities  200,000  200,000       --       --

                        HEARST-ARGYLE TELEVISION, INC.

   The fair values of the Senior Subordinated Notes and the Senior Notes were determined based on the quoted market prices. The fair values of the Credit Facility, the Private Placement Debt, and the Convertible Preferred Securities (the "7.5% Preferred Securities") were determined using discounted cash flow models.

   For instruments including cash and cash equivalents, accounts receivable, accounts payable and other debt the carrying amount approximates fair value because of the short maturity of these instruments. In accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the Company believes it is not practicable to estimate the current fair value of the related party receivables and related party payables because of the related party nature of the transactions.

18.  Quarterly Information (unaudited)

                                           1st Quarter       2nd Quarter       3rd Quarter        4th Quarter
                                        ----------------- ----------------- ------------------ -----------------
                                          2001     2000     2001     2000     2001      2000     2001     2000
                                        -------- -------- -------- -------- --------  -------- -------- --------
                                                         (In thousands, except per share data)
Total revenues......................... $148,342 $169,930 $176,368 $196,546 $145,188  $178,404 $171,978 $202,401
Station operating income...............   22,521   42,330   48,257   66,636   18,348    52,011   42,134   76,901
Income (loss) before extraordinary item   20,277    4,556    9,703   16,349   (6,905)    9,433    7,486   12,132
Net income (loss) (a)..................   20,277    4,556    9,703   16,349   (6,442)    9,433    7,549   14,587
Income (loss) applicable
 to common stockholders (b)............   19,921    4,200    9,348   15,994   (6,797)    9,078    7,193   14,231
Income (loss) per
 common share basic: (c)
Income (loss) before extraordinary item $   0.22 $   0.05 $   0.10 $   0.17 $  (0.08) $   0.10 $   0.08 $   0.12
Net income (loss)...................... $   0.22 $   0.05 $   0.10 $   0.17 $  (0.07) $   0.10 $   0.08 $   0.15
Number of common shares used in the
 calculation...........................   91,864   92,768   91,767   92,617   91,792    92,308   91,815   92,052
Income (loss) per
 common share diluted: (c)
Income (loss) before extraordinary item $   0.22 $   0.05 $   0.10 $   0.17 $  (0.08) $   0.10 $   0.08 $   0.12
Net income (loss)...................... $   0.22 $   0.05 $   0.10 $   0.17 $  (0.07) $   0.10 $   0.08 $   0.15
Number of common shares used in the
 calculation...........................   92,133   92,790   91,976   92,634   91,792    92,325   91,912   92,082

--------
(a) Net income for the third and fourth quarter of 2001 and the fourth quarter of 2000 includes an extraordinary item representing premiums paid or discounts received, including (net of) write-off of unamortized financing costs upon early extinguishment of the Company's debt. See Note 6.
(b) Net income applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS/KHOG.
(c) Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information called for by Item 10 is set forth under the headings "Executive Officers of the Company" and "Election of Directors Proposal" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   Information called for by Item 11 is set forth under the heading "Executive Compensation and Other Matters" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information called for by Item 12 is set forth under the heading "Principal Stockholders" in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions" in the 2002 Proxy Statement, which is incorporated herein by reference.

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

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                        HEARST-ARGYLE TELEVISION, INC.

                                                      Additions
                                          Balance at  Charged to                 Balance at
                                         Beginning of Costs and                    End of
              Description                    Year      Expenses  Deductions         Year
              -----------                ------------ ---------- -----------     ----------
Year Ended December 31, 1999:
   Allowance for uncollectable accounts.  $2,026,000  $2,820,000 $(1,984,000)(1) $2,862,000
Year Ended December 31, 2000:
   Allowance for uncollectable accounts.  $2,862,000  $2,852,000 $(1,907,000)(1) $3,807,000
Year Ended December 31, 2001:
   Allowance for uncollectable accounts.  $3,807,000  $5,702,000 $(2,154,000)(1) $7,355,000

--------
(1) Net write-off of accounts receivable.

       (3) The following exhibits are filed as a part of this report:

Exhibit
  No.                                           Description
-------                                         -----------

 10.18  Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999.

 10.19  Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett.

 10.25  Amended and Restated 1997 Stock Option Plan.

  21.1  List of Subsidiaries of the Company.

  23.1  Consent of Deloitte & Touche LLP.

  24.1  Powers of Attorney (contained on signature page hereto).

(b)  Reports on Form 8-K

   On December 20, 2001, the Company filed a Current Report on Form 8-K reporting the completion of a private placement with institutional investors of $200 million principal amount of convertible preferred securities through a subsidiary trust of the Company.

(c)  Exhibits

   The following documents are filed or incorporated by reference as exhibits to this report.

                                   EXHIBITS

Exhibit No.                                            Description
-----------                                            -----------

    2.1       Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The
              Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the Company's Registration Statement on Form S-4 (File No. 333-
              32487)).

    2.2       Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among
              Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex
              I to the Company's Registration Statement on Form S-4 (File No. 333-72207)).

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

    4.1       Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
              Form S-1 (File No. 33-96026)).

    4.2       First Supplemental Indenture, dated as of June 1, 1996, among KHBS Argyle Television, Inc,
              Arkansas Argyle Television, Inc. and United States Trust Company of New York, as trustee
              (incorporated by reference to Exhibit 4.3 of Argyle's Current Report on Form 8-K dated June 11,
              1996).

    4.3       Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst-Argyle
              Company Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle
              Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc and
              United States Trust Company of New York (incorporated by reference to Exhibit 4.8 of the
              Company's Registration Statement on Form S-3 (File No. 333-36659)).

    4.4       Third Supplemental Indenture, dated as of February 26, 1998, among the Company, Hearst-Argyle
              Television Stations, Inc., KMBC Hearst-Argyle Television, Inc., WBAL Hearst-Argyle
              Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc.,
              WTAE Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc., KITV Hearst-
              Argyle Television, Inc., KHBS Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle
              Television, Inc., Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
              Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New York
              (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the fiscal year ended
              December 31, 1997).

    4.5       Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit A to
              Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 33-96026)).

    4.6       Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust
              Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 12, 1997).

    4.7       First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of
              Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company's
              Current Report on Form 8-K dated November 12, 1997).

    4.8       Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007
              (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated
              November 12, 1997).

Exhibit No.                                            Description
-----------                                            -----------

     4.9      Global Note representing $175,000,000 of 71/2% Debentures Due November 15, 2027
              (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated
              November 12, 1997).

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

    4.12      Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Schedule 13D/A, filed on September 5,
              1997).

    4.13      Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the
              Company's Registration Statement on Form S-4 (File No. 333-72207)).

    4.14      Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 20,
              2001).

    4.15      Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and
              Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of the
              Company's Current Report on Form 8-K dated December 20, 2001).

    4.16      Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington
              Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of the Company's Current
              Report on Form 8-K dated December 20, 2001).

    4.17      Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of the
              Company's Current Report on Form 8-K dated December 20, 2001).

    10.1      Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re:
              KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

    10.2      Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated
              November 4, 1994 and Satellite Television Affiliation Agreements, dated December 5, 1994
              (incorporated by reference to Exhibit 10.5(d) of the Company's Registration Statement on Form
              S-1 (File No. 33-96026)).

    10.3      Form of Affiliation Agreement between Northstar Television of Jackson, Inc. (re: WAPT) and
              ABC, dated April 10, 1997 (incorporated by reference to Exhibit 10.5(e) of the Company's
              Registration Statement on Form S-1 (File No. 33-96026)).

    10.4      Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended September
              30, 1997).

    10.5      Primary Television Affiliation Agreement for television Station WCVB, dated November 21,
              1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September
              30, 1997).

Exhibit No.                                           Description
-----------                                           -----------

    10.6      Primary Television Affiliation Agreement for television Station WISN, dated November 2,
              1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September
              30, 1997).

    10.7      Primary Television Affiliation Agreement for Television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report for the quarter ended September
              30, 1997).

    10.8      Form of Management Services Agreement between The Hearst Corporation and the Company
              (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K filed
              October 17, 1997).

    10.9      Form of Option Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K filed October 17, 1997).

   10.10      Form of Studio Lease Agreement between The Hearst Corporation and the Company
              (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
              August 29, 1997).

   10.11      Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated August 29,
              1997).

   10.12...   Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC
              Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont
              Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
              Company's Form 10-K for the fiscal year ended December 31, 1997).

   10.13...   Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting Inc., STC
              Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont
              Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the fiscal year ended December 31, 1997).

   10.14...   Board Representation Agreement, dated as of May 25, 1998, by and among the Company,
              Hearst Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E. Pulitzer and David E. Moore
              (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
              May 25, 1998).

   10.15...   Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the Company's
              Form 10-K for the fiscal year ended December 31, 1998).

   10.16      Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle
              Television, Inc., the Lenders party thereto, The Chase Manhattan Bank, Chase Securities Inc.,
              The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended March 31,
              1999).

   10.17...   Amendment No. 1, dated as of August 1, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.1 of the Company's
              Quarterly Report for the quarter ended September 20, 2001).

   10.18...   Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit
              Agreement dated as of April 12, 1999.

   10.19...   Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett.

   10.20...   Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties, Inc. and Emmis
              Communications Corporation (incorporated by reference to Exhibit 10.1 of the Company's
              Quarterly Report for the quarter ended June 30, 2000).

Exhibit No.                                           Description
-----------                                           -----------

   10.21...   Asset Purchase Agreement among the Company, Hearst-Argyle Properties, Inc. and WMUR-
              TV, Inc. dated September 7, 2000 (incorporated by reference to Exhibit 10.1 of the Company's
              Quarterly Report for the quarter ended September 30, 2000).

   10.22...   Letter Agreement between the Company and NBC Television Network dated June 30, 2000
              (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30, 2000).

   10.23...   Employment Agreement, dated December 1, 2000, between the Company and Philip M. Stolz
              (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended March 31, 2001).

   10.24...   Consulting Agreement, dated January 1, 2001, between the Company and Argyle
              Communications, Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly
              Report for the quarter ended March 31, 2001).

   10.25...   Amended and Restated 1997 Stock Option Plan.

    16.1      Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated October 20,
              1997, pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit 16.1 of the
              Company's Current Report on Form 8-K/A dated August 29, 1997).

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

                                          HEARST-ARGYLE TELEVISION, INC.

                                          By:  /s/  Jonathan C. Mintzer
                                             ----------------------------------
                                         Name: Jonathan C. Mintzer
                                        Title:  Vice President, Secretary
                                                 and General Counsel

                                          Dated:            March 27, 2002
                                                -------------------------------

                               POWER OF ATTORNEY


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 27, 2002.

         Signatures                         Title                     Date
         ----------                         -----                     ----

    /s/  David J. Barrett        President, Chief Executive      March 27, 2002
-----------------------------        Officer and Director
      David J. Barrett          (Principal Executive Officer)

     /s/  Harry T. Hawks      Executive Vice President and Chief March 27, 2002
-----------------------------         Financial Officer
       Harry T. Hawks           (Principal Financial Officer)

      /s/  Debra Delman            Vice President-Finance        March 27, 2002
-----------------------------   (Principal Accounting Officer)
        Debra Delman

       /s/  Bob Marbut
-----------------------------       Chairman of the Board        March 27, 2002
         Bob Marbut

 /s/  Frank A. Bennack, Jr.
-----------------------------             Director               March 27, 2002
    Frank A. Bennack, Jr.

   /s/  John G. Conomikes
-----------------------------             Director               March 27, 2002
      John G. Conomikes

     /s/  Ken J. Elkins
-----------------------------             Director               March 27, 2002
        Ken J. Elkins

    /s/  Victor F. Ganzi
-----------------------------             Director               March 27, 2002
       Victor F. Ganzi

    /s/  George R. Hearst
-----------------------------             Director               March 27, 2002
      George R. Hearst

         Signatures                       Title                  Date
         ----------                       -----                  ----

  /s/ William R. Hearst III
-----------------------------           Director            March 27, 2002
    William R. Hearst III

    /s/ Gilbert C. Maurer
-----------------------------           Director            March 27, 2002
      Gilbert C. Maurer

   /s/ Michael E. Pulitzer
-----------------------------           Director            March 27, 2002
     Michael E. Pulitzer

      /s/ David Pulver
-----------------------------           Director            March 27, 2002
        David Pulver

    /s/ Virginia H. Randt
-----------------------------           Director            March 27, 2002
      Virginia H. Randt

  /s/ Caroline L. Williams
-----------------------------           Director            March 27, 2002
    Caroline L. Williams

                                 EXHIBIT INDEX

Exhibit No.                                           Description
-----------                                           -----------
    2.1     Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The
            Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle
            (incorporated by reference to Appendix A of the Company's Registration Statement on Form S-4
            (File No. 333-32487)).

    2.2     Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among
            Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to
            Annex I to the Company's Registration Statement on Form S-4 (File No. 333-72207)).

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

    4.1     Form of Indenture relating to the Senior Subordinated Notes due 2005 (including form of security) (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on
            Form S-1 (File No. 33-96026)).

    4.2     First Supplemental Indenture, dated as of June 1, 1996, among KHBS Argyle Television, Inc,
            Arkansas Argyle Television, Inc. and United States Trust Company of New York, as trustee
            (incorporated by reference to Exhibit 4.3 of Argyle's Current Report on Form 8-K dated June 11,
            1996).

    4.3     Second Supplemental Indenture dated as of August 29, 1997 among KMBC Hearst-Argyle
            Company Television, Inc., WBAL Hearst-Argyle Television, Inc., WCVB Hearst-Argyle
            Television, Inc., WISN Hearst-Argyle Television, Inc., WTAE Hearst-Argyle Television, Inc.
            and United States Trust Company of New York (incorporated by reference to Exhibit 4.8 of the
            Company's Registration Statement on Form S-3 (File No. 333-36659).

    4.4     Third Supplemental Indenture, dated as of February 26, 1998, among the Company, Hearst-
            Argyle Television Stations, Inc., KMBC Hearst-Argyle Television, Inc., WBAL Hearst-Argyle
            Television, Inc., WCVB Hearst-Argyle Television, Inc., WISN Hearst-Argyle Television, Inc.,
            WTAE Hearst-Argyle Television, Inc., WAPT Hearst-Argyle Television, Inc., KITV Hearst-
            Argyle Television, Inc., KHBS Hearst-Argyle Television, Inc., Ohio/Oklahoma Hearst-Argyle
            Television, Inc., Jackson Hearst-Argyle Television, Inc., Hawaii Hearst-Argyle Television, Inc.,
            Arkansas Hearst-Argyle Television, Inc. and United States Trust Company of New York
            (incorporated by reference to Exhibit 4.4 of the Company's Form 10-K for the fiscal year ended
            December 31, 1997).

    4.5     Form of Note for Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit A to
            Exhibit 10.6 of the Company's Registration Statement on Form S-1 (File No. 33-96026)).

    4.6     Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust
            Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated November 12, 1997).

    4.7     First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the
            Company's Current Report on Form 8-K dated November 12, 1997).

    4.8     Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007
            (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated
            November 12, 1997).

Exhibit No.                                           Description
-----------                                           -----------

    4.9     Global Note representing $175,000,000 of 71/2% Debentures Due November 15, 2027
            (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated
            November 12, 1997).

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

    4.12    Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company's Schedule 13D/A, filed on September 5,
            1997).

    4.13    Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the
            Company's Registration Statement on Form S-4 (File No. 333-72207)).

    4.14    Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated December 20,
            2001).

    4.15    Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and
            Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of the
            Company's Current Report on Form 8-K dated December 20, 2001).

    4.16    Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust
            Company, as Trustee (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated December 20, 2001).

    4.17    Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of the Company's
            Current Report on Form 8-K dated December 20, 2001).

   10.1     Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re:
            KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the Company's Form 10-K for the fiscal year ending December 31, 1996).

   10.2     Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November
            4, 1994 and Satellite Television Affiliation Agreements, dated December 5, 1994 (incorporated by reference to Exhibit 10.5(d) of the Company's Registration Statement on Form S-1 (File No. 33-
            96026)).

   10.3     Form of Affiliation Agreement between Northstar Television of Jackson, Inc. (re: WAPT) and
            ABC, dated April 10, 1997, (incorporated by reference to Exhibit 10.5(e) of the Company's
            Registration Statement on Form S-1 (File No. 33-96026)).

   10.4     Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.1 of the Company's Quarterly Report for the quarter ended September 30, 1997).

   10.5     Primary Television Affiliation Agreement for television Station WCVB, dated November 21,
            1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30,
            1997)

Exhibit No.                                            Description
-----------                                            -----------
   10.6     Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report for the quarter ended September 30, 1997).

   10.7     Primary Television Affiliation Agreement for Television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to
            Exhibit 10.4 of the Company's Quarterly Report for the quarter ended September 30, 1997).

   10.8     Form of Management Services Agreement between The Hearst Corporation and the Company
            (incorporated by reference to Exhibit 10.2 of Company's Current Report on Form 8-K dated
            August 29, 1997).

   10.9     Form of Option Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.3 of Company's Current Report on Form 8-K dated August 29, 1997).

   10.10    Form of Studio Lease Agreement between The Hearst Corporation and the Company
            (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
            August 29, 1997).

   10.11    Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated August 29, 1997).

   10.12    Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC
            Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont
            Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of the
            Company's Form 10-K for the fiscal year ended December 31, 1997).

   10.13    Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting, Inc., STC
            Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont
            Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the
            fiscal year ended December 31, 1997).

   10.14    Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst
            Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E. Pulitzer and David E. Moore
            (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated
            May 25, 1998).

   10.15    Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the Company's
            Form 10-K for the fiscal year ended December 31, 1998).

   10.16    Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle
            Television, Inc., the Lenders party thereto, The Chase Manhattan Bank, Chase Securities Inc., The
            Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended March 31,
            1999).

   10.17    Amendment No. 1, dated as of August 1, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
            Report for the quarter ended September 20, 2001).

   10.18    Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999.

   10.19    Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett.

   10.20    Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties, Inc. and Emmis
            Communications Corporation (incorporated by reference to Exhibit 10.1 of the Company's
            Quarterly Report for the quarter ended June 30, 2000).

   10.21    Asset Purchase Agreement among the Company, Hearst-Argyle Properties, Inc. and WMUR-TV,
            Inc. dated September 7, 2000 (incorporated by reference to Exhibit 10.1 of the Company's
            Quarterly Report for the quarter ended September 30, 2000).

Exhibit No.                                            Description
-----------                                            -----------
10.22           Letter Agreement between the Company and NBC Television Network dated June 30, 2000
                (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended September 30, 2000).
10.23           Employment Agreement, dated December 1, 2000, between the Company and Philip M. Stolz
                (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report for the quarter ended March 31, 2001).
10.24           Consulting Agreement, dated January 1, 2001, between the Company and Argyle Communications,
                Inc. (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report for the quarter ended March 31, 2001).
10.25           Amended and Restated 1997 Stock Option Plan.
16.1            Letter from Ernst & Young LLP to the Securities and Exchange Commission, dated October 20,
                1997, pursuant to Item 304(a)(3) of Reg. S-K (incorporated by reference to Exhibit 16.1 of the
                Company's Current Report on Form 8-K/A dated August 29, 1997).
21.1            List of Subsidiaries of the Company.
23.1            Consent of Deloitte & Touche LLP.
24.1            Powers of Attorney (contained on signature page hereto).