Form 10-Q
period 2002-03-31
HEARST ARGYLE TELEVISION INC
filed 2002-05-08
CIK 949536

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended March 31, 2002

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Transition Period from        to

                        Commission File Number: 0-27000

                               -----------------

                        HEARST-ARGYLE TELEVISION, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 74-2717523
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or
                    organization)        Identification Number)

                 888 Seventh Avenue          (212) 887-6800
                 New York, NY 10106      (Registrant's telephone
                                         number, including area
                                                  code)
                (Address of principal
                 executive offices)

                               -----------------

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

   As of May 7, 2002, the Registrant had 91,968,414 shares of common stock outstanding, consisting of 50,669,766 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

================================================================================

                        HEARST-ARGYLE TELEVISION, INC.

                                     Index

                                                                                       Page No.
                                                                                       --------
Part I      Financial Information

   Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
              and December 31, 2001...................................................     1
            Condensed Consolidated Statements of Income for the Three Months Ended
              March 31, 2002 and 2001 (unaudited).....................................     3
            Condensed Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2002 and 2001 (unaudited).....................................     4
            Notes to Condensed Consolidated Financial Statements......................     6

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..............................................................     9

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk................    12

Part II     Other Information

   Item 6.  Exhibits and reports on Form 8-K..........................................    12

Signatures.                                                                               13

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements
------   --------------------

                        HEARST-ARGYLE TELEVISION, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31, 2002
                                                   (Unaudited)   December 31, 2001
                                                  -------------- -----------------
                                                           (In thousands)
                     Assets
Current assets:
   Cash and cash equivalents.....................   $    6,424      $    3,260
   Accounts receivable, net......................      122,094         142,146
   Program and barter rights.....................       36,113          54,917
   Deferred income taxes.........................        4,085           3,733
   Other.........................................        6,091           5,891
                                                    ----------      ----------
       Total current assets......................      174,807         209,947
                                                    ----------      ----------
Property, plant and equipment, net...............      323,661         328,257
                                                    ----------      ----------
Goodwill.........................................      799,527         799,527
Intangible assets, net...........................    2,357,086       2,357,117
Other assets:
   Deferred acquisition and financing costs, net.       19,532          20,259
   Investments...................................       29,236          30,308
   Program and barter rights, noncurrent.........        2,681           3,272
   Other.........................................       31,358          31,018
                                                    ----------      ----------
       Total other assets........................       82,807          84,857
                                                    ----------      ----------
       Total assets..............................   $3,737,888      $3,779,705
                                                    ==========      ==========

           See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                       March 31, 2002
                                                        (Unaudited)   December 31, 2001
                                                       -------------- -----------------
                                                                (In thousands)
      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable...................................   $   10,933      $   14,375
   Accrued liabilities................................       68,295          59,565
   Program and barter rights payable..................       35,216          53,930
   Payable to The Hearst Corporation..................          107           2,612
   Other..............................................          563           1,158
                                                         ----------      ----------
       Total current liabilities......................      115,114         131,640
                                                         ----------      ----------
Noncurrent liabilities:
   Program and barter rights payable, noncurrent......        4,646           5,045
   Long-term debt.....................................    1,116,179       1,160,205
   Deferred income taxes..............................      799,286         792,327
   Other liabilities..................................       19,861          23,874
                                                         ----------      ----------
       Total noncurrent liabilities...................    1,939,972       1,981,451
                                                         ----------      ----------
Convertible preferred securities......................      200,000         200,000
                                                         ----------      ----------
Stockholders' equity:
   Series A preferred stock...........................            1               1
   Series B preferred stock...........................            1               1
   Series A common stock..............................          538             537
   Series B common stock..............................          413             413
   Additional paid-in capital.........................    1,273,136       1,270,908
   Retained earnings..................................      289,412         275,453
   Treasury stock, at cost............................      (80,699)        (80,699)
                                                         ----------      ----------
       Total stockholders' equity.....................    1,482,802       1,466,614
                                                         ----------      ----------
       Total liabilities and stockholders' equity.....   $3,737,888      $3,779,705
                                                         ==========      ==========

           See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                    Three Months Ended March 31,
                                                ------------------------------------
                                                       2002               2001
                                                     --------           --------
                                                             (Unaudited)
                                                (In thousands, except per share data
Total revenues................................. $154,922            $148,342
Station operating expenses.....................   79,277              79,502
Amortization of program rights.................   14,939              14,016
Depreciation and amortization..................   10,445              32,303
                                                     --------           --------
Station operating income.......................   50,261              22,521

Corporate general and administrative expenses..    3,845               3,696
                                                     --------           --------
Operating income...............................   46,416              18,825

Interest expense, net..........................   18,377              28,492
Trust preferred dividends......................    3,750                  --
Other income, net..............................       --              48,778
Equity in loss of affiliates...................    1,050               1,561
                                                     --------           --------
Income before income taxes.....................   23,239              37,550

Income taxes...................................    8,924              17,273
                                                     --------           --------
Net income.....................................   14,315              20,277

Less preferred stock dividends.................     (356)               (356)
                                                     --------           --------
Income applicable to common stockholders....... $ 13,959            $ 19,921
                                                     ========           ========
Income per common share--basic:................ $   0.15            $   0.22
                                                     ========           ========
Number of common shares used in the calculation   91,870              91,864
                                                     ========           ========
Income per common share--diluted:.............. $   0.15            $   0.22
                                                     ========           ========
Number of common shares used in the calculation   92,118              92,133
                                                     ========           ========

           See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended March 31,
                                                                                  ---------------------------
                                                                                      2002            2001
                                                                                    ---------      ---------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Operating Activities
Net income....................................................................... $  14,315       $  20,277
Adjustments to reconcile net income to net cash provided by operating activities:
   Other income, net.............................................................        --         (48,778)
   Amortization of intangible assets.............................................        31          21,646
   Amortization of program rights................................................    14,939          14,016
   Program payments..............................................................   (14,662)        (14,297)
   Depreciation..................................................................    10,414          10,657
   Deferred income taxes.........................................................     6,607           8,261
   Equity in loss of affiliates..................................................     1,050           1,561
   Amortization of deferred financing costs......................................       727             738
   Provision for doubtful accounts...............................................     2,573             408
   Changes in operating assets and liabilities, net..............................    15,401          37,683
                                                                                    ---------      ---------
Net cash provided by operating activities........................................    51,395          52,172
                                                                                    ---------      ---------
Investing Activities
Phoenix/WMUR-TV Swap Transaction.................................................        --         (34,019)
Investment in Geocast Network Systems, Inc.......................................        --             (37)
Other investing activities.......................................................       (29)            (19)
Purchases of property, plant, and equipment:
   Maintenance...................................................................    (1,006)         (3,174)
   Special projects/towers.......................................................      (496)         (1,568)
   Digital.......................................................................    (4,369)         (4,277)
                                                                                    ---------      ---------
Net cash used in investing activities............................................    (5,900)        (43,094)
                                                                                    ---------      ---------
Financing Activities
Credit Facility:
   Proceeds......................................................................   143,000         262,000
   Repayment.....................................................................  (187,000)       (266,000)
Dividends paid on preferred stock................................................      (356)           (356)
Series A common stock repurchases................................................        --          (4,079)
Proceeds from employee stock purchase plan.......................................       364             453
Exercise of stock options........................................................     1,661              --
                                                                                    ---------      ---------
Net cash used in financing activities............................................   (42,331)         (7,982)
                                                                                    ---------      ---------
Increase in cash and cash equivalents............................................     3,164           1,096
Cash and cash equivalents at beginning of period.................................     3,260           5,780
                                                                                    ---------      ---------
Cash and cash equivalents at end of period....................................... $   6,424       $   6,876
                                                                                    =========      =========

           See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2002           2001
                                                  --------       ---------
                                                          (Unaudited)
                                                         (In thousands)
  Supplemental Cash Flow Information:
  Business acquired in purchase transaction:
  Phoenix/WMUR-TV Swap
  Fair market value of assets acquired, net......                $ 225,971
  Fair market value of liabilities assumed, net..                  (35,300)
  Fair market value of assets exchanged, net.....                 (188,383)
  Fair market value of liabilities exchanged, net                   31,731
                                                                   ---------
  Net cash paid for swap.........................                $  34,019
                                                                   =========
  Cash paid during the period:
     Interest.................................... $  8,118       $  17,712
                                                    ========       =========
     Taxes, net of refunds....................... $  5,814       $   6,769
                                                    ========       =========


           See notes to condensed consolidated financial statements.

                        HEARST-ARGYLE TELEVISION, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 31, 2002


1.  SUMMARY OF ACCOUNTING POLICIES

General

   The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

   The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with classifications used as of and for the period ended March 31, 2002.

2.  ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap (the "Phoenix/WMUR Swap"). The Company sold the Phoenix Stations to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their preliminary determined fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement ("TBA") since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company's credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in "Other income, net" in the accompanying condensed consolidated statement of income in the three months ended March 31, 2001.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002


   The following unaudited pro forma results of operations include results from 23 of the Company's television stations which were owned for the entire periods presented (which excludes WMUR) and the management fees derived by the Company for the entire periods presented (see Note 4). The unaudited pro forma results have been adjusted in order to reflect: (i) the Phoenix/WMUR Swap as if the transaction had occurred on January 1, 2001; (ii) the exclusion of Other income, net; and (iii) the change in accounting for goodwill and other intangible assets amortization as if the effective date was January 1, 2001 (see Note 5).

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            ---------------------
                                                                               2002       2001
                                                                             --------   --------
                                                                                 (unaudited)
                                                                            (In thousands, except
                                                                               per share data)
Total revenues............................................................. $154,922    $146,770
Net income................................................................. $ 14,315    $  5,741
Income applicable to common stockholders................................... $ 13,959    $  5,385
Income per common share--basic and diluted................................. $   0.15    $   0.06
Pro forma number of shares used in calculations--basic.....................   91,870      91,864
                                  --diluted................................   92,118      92,133

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

   In March 2001, the Company wrote-down the investment in ProAct Technologies Corporation ("ProAct") by $18.8 million in order to approximate the investment's realizable value.

3.  LONG-TERM DEBT

   Long-term debt consists of the following:

                                         March 31,  December 31,
                                           2002         2001
                                         ---------- ------------
                                               (unaudited)
                                             (In thousands)
               Credit Facility.......... $  231,000  $  275,000
               Senior Notes.............    432,110     432,110
               Private Placement Debt...    450,000     450,000
               Senior Subordinated Notes      2,596       2,596
               Other Debt...............        473         499
                                         ----------  ----------
                  Total long-term debt.. $1,116,179  $1,160,205
                                         ==========  ==========

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002


4.  RELATED PARTY TRANSACTIONS

   The Company recorded revenues of approximately $588,000 and $565,000 relating to the Management Agreement (whereby the Company provides certain management services, such as sales, news, programming and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations); and expenses of approximately $919,000 and $979,000 relating to the Services Agreement (whereby Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits), in the three months ended March 31, 2002 and 2001, respectively. The Company believes that the terms of all these agreements are reasonable to both sides; however, there can be no assurance that more favorable terms would not be available from third parties. In addition, in the three months ended March 31, 2002, the Company recorded net revenues of approximately $660,000 relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC.

   The Company recorded net revenues of approximately $3,234,000 in the three months ended March 31, 2002 relating to advertising sales to ProAct, one of the Company's equity interest investments (which is accounted for using the cost method). The Company did not receive revenues from ProAct in the three months ended March 31, 2001. Bob Marbut, Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, is a member of the Board of Directors of ProAct, from which he does not receive compensation for his services.

   The Company enters into transactions with other related parties in the ordinary course of its business. None of such other related party transactions were significant to the Company's financial results during the three months ended March 31, 2002 and 2001.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

   On January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

   The Company has completed its goodwill impairment review as of January 1, 2002 using a fair value approach in accordance with SFAS 142 and found no impairment. In addition, no evidence of impairment was found with regard to the Company's indefinite lived intangibles.

   The following table adjusts reported net income and earnings per share for the three months ended March 31, 2001 (prior to the adoption date of SFAS 142) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

                                                        Income Applicable to    Income per
                                                        Common Stockholders   Common Share--
           Three Months Ended March 31, 2001               (in thousands)    basic and diluted
           ---------------------------------            -------------------- -----------------
As reported............................................       $19,921              $0.22
Amortization of goodwill and certain other intangibles,
  net of tax effects...................................       $16,167              $0.17
                                                              -------              -----
Adjusted...............................................       $36,088              $0.39
                                                              =======              =====

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002


   The intangible assets with indefinite useful lives, other than goodwill, consist of FCC licenses of approximately $2.3 billion and related network affiliation agreements of approximately $68.6 million as of March 31, 2002 and December 31, 2001. These assets are no longer amortized and are included in "Intangible assets, net" in the accompanying condensed consolidated balance sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Hearst-Argyle Television, Inc. and subsidiaries (the "Company") owns and operates 24 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the "Managed Stations") in exchange for a management fee. See Note 4 of the condensed consolidated financial statements.

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three party swap. The Company sold the Phoenix Stations to Emmis Communications Corporation ("Emmis") and purchased WMUR-TV from WMUR-TV, Inc. on March 28, 2001. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement ("TBA") since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the condensed consolidated financial statements.

   Results of operations for the three months ended March 31, 2002 include the results of the Company's 24 television stations which were owned for the entire period presented and the management fees derived by the Company from the Managed Stations for the entire period presented. Results of operations for the three months ended March 31, 2001 include: (i) the results of 23 of the Company's television stations which were owned for the entire period presented (which excludes WMUR) and the management fees derived by the Company from the Managed Stations for the entire period presented; (ii) the TBA for WMUR from January 1 through March 27, 2001, and the results of WMUR, after its acquisition by the Company, from March 28 through March 31, 2001; and (iii) the TBA for the Phoenix Stations from January 1 through March 27, 2001.

  Three Months Ended March 31, 2002
  Compared to Three Months Ended March 31, 2001

   Total revenues. Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives' commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended March 31, 2002 were $154.9 million, as compared to $148.3 million in the three months ended March 31, 2001, an increase of $6.6 million or 4.5%. The increase was primarily attributable to (i) an increase in net political advertising revenues of approximately $4.0 million during the first quarter of 2002; (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive category during the first quarter of 2002; and
(iii) an increase in net advertising revenues resulting from the carriage of the Olympics on the Company's ten owned NBC affiliates during first quarter of 2002.

   Station operating expenses. Station operating expenses were $79.3 million in the three months ended March 31, 2002, as compared to $79.5 million in the three months ended March 31, 2001, a decrease of $0.2 million or 0.3%.

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002


   Amortization of program rights. Amortization of program rights was $14.9 million in the three months ended March 31, 2002, as compared to $14 million in the three months ended March 31, 2001, an increase of $0.9 million or 6.5%.

   Depreciation and amortization. Depreciation and amortization of intangible assets was $10.4 million in the three months ended March 31, 2002, as compared to $32.3 million in the three months ended March 31, 2001, a decrease of $21.9 million or 67.8%. This decrease in depreciation and amortization expense is attributable to the Company's adoption of the provisions of the Financial Accounting Standards Board ("FASB") Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 5 of the condensed consolidated financial statements.

   Station operating income. Station operating income was $50.3 million in the three months ended March 31, 2002, as compared to $22.5 million in the three months ended March 31, 2001, an increase of $27.8 million or 123.6%. The increase in station operating income was attributable to the items discussed above.

   Corporate general and administrative expenses. Corporate general and administrative expenses were $3.8 million in the three months ended March 31, 2002, as compared to $3.7 million in the three months ended March 31, 2001, an increase of $0.1 million or 2.7%.

   Interest expense, net. Interest expense, net was $18.4 million in the three months ended March 31, 2002, as compared to $28.5 million in the three months ended March 31, 2001, a decrease of $10.1 million or 35.4%. This decrease in interest expense was primarily due to (i) a decrease in interest rates which impacted the variable rate portion of the Company's debt; and (ii) a lower outstanding debt balance in the first quarter of 2002 than in the first quarter of 2001. Interest expense, net included $0.6 million of interest income in the three months ended March 31, 2002 and $0.3 million in the three months ended March 31, 2001. See Note 3 of the condensed consolidated financial statements.

   Other income, net. In the three months ended March 31, 2001, the Company recorded other income, net, of $48.8 million. This amount represents a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by write-downs of $5.1 million and $18.8 million of the carrying value of the Company's investments in Geocast and ProAct, respectively. See Note 2 of the condensed consolidated financial statements.

   Trust preferred dividends. In the three months ended March 31, 2002, the Company recorded an expense for trust preferred dividends of $3.75 million. The trust preferred dividends are in connection with the private placement of convertible trust preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company in December 2001. The net proceeds from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

   Equity in loss of affiliates. Equity in loss of affiliates was $1.1 million in the three months ended March 31, 2002, as compared to $1.6 million in the three months ended March 31, 2001, a decrease of $0.5 million or 31.3%. This loss represents the Company's equity interests in the operating results of Internet Broadcasting Systems, Inc. ("IBS") and NBC/Hearst-Argyle Syndication, LLC in the three months ended March 31, 2002 and the operating results of IBS in the three months ended March 31, 2001.

   Income taxes. Income tax expense was $8.9 million in the three months ended March 31, 2002, as compared to $17.3 million in the three months ended March 31, 2001, a decrease of $8.4 million or 48.6%. This

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002

decrease is primarily due to the gain recorded in the three months ended March 31, 2001 on the sale of the Phoenix Stations, as described above under "Other income, net," and a lower effective tax rate in the three months ended March 31, 2002. The effective tax rate was 38.4% in the three months ended March 31, 2002, as compared to 46.0% in the three months ended March 31, 2001. This decrease in effective tax rate is attributable to the Company's adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. Income tax expense represents federal and state income taxes as calculated on the Company's income before income taxes.

   Net income. Net income was $14.3 million in the three months ended March 31, 2002, as compared to $20.3 million in the three months ended March 31, 2001, a decrease of $6.0 million or 29.6%. This decrease in net income was primarily attributable to the fact that the Company recorded $48.8 in other income, net, in the three months ended March 31, 2001, as described above under "Other income, net." This decrease was partially offset by an increase of $27.8 million in station operating income, as described above under "Station operating income," and a decrease in income tax expense of $8.4 million, as described above under "Income taxes," in the three months ended March 31, 2002, as compared to the three months ended March 31, 2001.

   Broadcast Cash Flow. Broadcast cash flow was $61.0 million in the three months ended March 31, 2002, as compared to $54.5 million in the three months ended March 31, 2001, an increase of $6.5 million or 11.9%. The increase in broadcast cash flow was primarily attributable to an increase in net advertising revenues in the three months ended March 31, 2002, as discussed above under "Total revenues." Broadcast cash flow margin increased to 39.4% in the three months ended March 31, 2002 from 36.8% in the three months ended March 31, 2001.

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

Liquidity and Capital Resources

   On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the "Phoenix Stations") for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap (the "Phoenix/WMUR Swap"). The Company sold the Phoenix Stations to Emmis Communications Corporation ("Emmis") for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. See Note 2 to the condensed consolidated financial statements. The purchase price of WMUR-TV was funded through an intermediary by approximately
(i) $160 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from the Company's revolving credit facility.

   Capital expenditures were $5.9 million and $9 million in the three months ended March 31, 2002 and 2001, respectively. For the year ending December 31, 2002, the Company expects to spend approximately $31.0

                        HEARST-ARGYLE TELEVISION, INC.

                                  (Unaudited)
                                March 31, 2002

million, including approximately (i) $20.2 million in digital projects, (ii) $4.8 million in maintenance projects, and (iii) $6.0 million in special projects. For the year ended December 31, 2001, capital expenditures were $32.3 million, including approximately (i) $9.9 million in maintenance projects, (ii) $18.6 million in digital projects, and (iii) $3.8 million in special projects.

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

   The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company's overall credit rating or stock price. At March 31, 2002, the Company is in compliance with all such covenants and restrictions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   The Company's Credit Facility is sensitive to changes in interest rates. As of March 31, 2002, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

                                    PART II

                               OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K

   (a) Exhibits:

   The Company did not file any exhibits in the quarter ended March 31, 2002.

   (b) Reports on Form 8-K:

   The Company did not file any reports on Form 8-K in the quarter ended March 31, 2002.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HEARST-ARGYLE TELEVISION, INC.

                                            By:    /s/  JONATHAN C. MINTZER
                                                 -----------------------------
                                                 Name: Jonathan C. Mintzer
                                                 Title:  Vice President,
                                                 Secretary and General Counsel

                                            Dated:      May 8, 2002
                                                 -----------------------------

            Name                                 Title                 Date
            ----                                 -----                 ----

       /s/  HARRY T. HAWKS           Executive Vice President and   May 8, 2002
-----------------------------          Chief Financial Officer
       Harry T. Hawks                  (Principal Financial
                                       Officer)

       /s/  BRAD HINCKLEY            (Principal Accounting Officer) May 8, 2002
-----------------------------
        Brad Hinckley