Form 10-Q
period 2002-06-30
HEARST ARGYLE TELEVISION INC
filed 2002-08-01
CIK 949536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934

FOR THE TRANSITION PERIOD FROM:    NOT APPLICABLE

COMMISSION FILE NUMBER:    0-27000

HEARST-ARGYLE TELEVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2717523
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

888 Seventh Avenue	(212) 887-6800
New York, NY 10106	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

As of July 31, 2002, the registrant had 92,209,523 shares of common stock outstanding, consisting of 50,910,875 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$4,359	$3,260
Accounts receivable, net	141,838	142,146
Program and barter rights	16,180	54,917
Deferred income taxes	4,085	3,733
Other	5,261	5,891

Total current assets	171,723	209,947

Property, plant and equipment, net	320,417	328,257

Goodwill	799,527	799,527
Intangible assets, net	2,357,062	2,357,117
Other assets:
Deferred acquisition and financing costs, net	18,813	20,259
Investments	27,987	30,308
Program and barter rights, noncurrent	2,231	3,272
Other	31,516	31,018

Total other assets	80,547	84,857

Total assets	$3,729,276	$3,779,705

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	June 30, 2002 (Unaudited)	December 31, 2001
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,165	$14,375
Accrued liabilities	64,108	59,565
Program and barter rights payable	15,578	53,930
Payable to The Hearst Corporation	230	2,612
Other	3,245	3,658

Total current liabilities	96,326	134,140

Noncurrent liabilities:
Program and barter rights payable, noncurrent	4,098	5,045
Long-term debt	1,082,152	1,160,205
Deferred income taxes	810,028	792,327
Other liabilities	17,393	21,374

Total noncurrent liabilities	1,913,671	1,978,951

Convertible preferred securities	200,000	200,000

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	541	537
Series B common stock	413	413
Additional paid-in capital	1,279,186	1,270,908
Retained earnings	319,836	275,453
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,519,279	1,466,614

Total liabilities and stockholders’ equity	$3,729,276	$3,779,705

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited) (In thousands, except per share data)
Total revenues	$182,303	$176,368	$337,225	$324,710

Station operating expenses	79,826	80,824	159,103	160,326
Amortization of program rights	14,650	14,438	29,589	28,454
Depreciation and amortization	10,476	32,849	20,921	65,152

Station operating income	77,351	48,257	127,612	70,778

Corporate general and administrative expenses	4,394	3,837	8,239	7,533

Operating income	72,957	44,420	119,373	63,245

Interest expense, net	18,786	24,974	37,163	53,466
Trust preferred dividends	3,750	—	7,500	—
Other income, net	299	—	299	48,778
Equity in loss of affiliates	1,226	1,477	2,276	3,038

Income before income taxes	49,494	17,969	72,733	55,519

Income taxes	18,715	8,266	27,639	25,539

Net income	30,779	9,703	45,094	29,980

Less preferred stock dividends	355	355	711	711

Income applicable to common stockholders	$30,424	$9,348	$44,383	$29,269

Income per common share – basic:	$0.33	$0.10	$0.48	$0.32

Number of common shares used in the calculation	92,099	91,767	91,985	91,815

Income per common share – diluted:	$0.33	$0.10	$0.48	$0.32

Number of common shares used in the calculation	92,683	91,976	92,401	92,054

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$45,094	$29,980
Adjustments to reconcile net income to net cash provided by operating activities:
Other income, net	—	(48,778)
Amortization of intangible assets	55	43,984
Amortization of program rights	29,589	28,454
Program payments	(29,158)	(28,571)
Depreciation	20,866	21,168
Deferred income taxes	17,349	9,105
Equity in loss of affiliates	2,276	3,038
Amortization of deferred financing costs	1,456	1,475
Provision for doubtful accounts	2,976	896
Changes in operating assets and liabilities, net	(5,655)	9,555

Net cash provided by operating activities	84,848	70,306

Investing Activities
Purchases of property, plant, and equipment:
Digital	(8,112)	(8,026)
Maintenance	(2,891)	(6,359)
Special projects/towers	(2,112)	(2,498)
Phoenix/WMUR-TV Swap Transaction	—	(34,019)
Acquisition of WBOY-TV	—	(20,774)
Investment in Internet Broadcasting Systems, Inc	—	(6,000)
Other, net	(1)	(71)

Net cash used in investing activities	(13,116)	(77,747)

Financing Activities
Credit Facility:
Proceeds	227,000	502,000
Repayment	(305,000)	(494,000)
Dividends paid on preferred stock	(711)	(711)
Series A common stock repurchases	—	(4,079)
Proceeds from employee stock purchase plan	844	916
Proceeds from stock option exercises	7,234	—

Net cash (used in) provided by financing activities	(70,633)	4,126

Increase (decrease) in cash and cash equivalents	1,099	(3,315)
Cash and cash equivalents at beginning of period	3,260	5,780

Cash and cash equivalents at end of period	$4,359	$2,465

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Business acquired in purchase transaction:
Phoenix/WMUR-TV Swap
Fair market value of assets acquired, net		$225,971
Fair market value of liabilities assumed, net		(35,300)
Fair market value of assets exchanged, net		(188,383)
Fair market value of liabilities exchanged, net		31,731

Net cash paid for swap		$34,019

Acquisition of WBOY-TV
Fair market value of assets acquired, net		$21,146
Fair market value of liabilities assumed, net		(372)

Net cash paid for WBOY-TV		$20,774

Cash paid during the period:
Interest	$35,929	$51,344

Trust preferred dividends	$4,250	$—

Income taxes, net of refunds	$5,814	$6,910

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

1.    SUMMARY OF ACCOUNTING POLICIES

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with classifications used as of and for the period ended June 30, 2002.

2.    ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

Phoenix/WMUR Swap.    On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses were allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately: (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s revolving credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in “Other income, net” in the accompanying condensed consolidated statement of income in the six months ended June 30, 2001.

WBOY Acquisition.    On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to FCC license. The purchase price plus the cost of transaction expenses were funded using the Company’s revolving credit facility. The Company later sold WBOY-TV on December 13, 2001 for $20 million plus a working capital adjustment of $0.8 million less transaction expenses.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

Unaudited Pro Forma Results of Operations.    The following unaudited pro forma results of operations are presented as required by applicable accounting rules relating to business acquisitions and other one-time events. These unaudited pro forma results are not necessarily indicative of the actual results that would have been achieved had each of the stations been acquired at the beginning of the periods presented, nor are they indicative of future results.

The unaudited pro forma results include: (i) the combined results of operations of 23 of the Company’s television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company for the entire periods presented (see Note 4). The unaudited pro forma results have been adjusted in order to reflect: (i) the Phoenix/WMUR Swap as if the transaction had occurred on January 1, 2001; (ii) the WBOY acquisition and later disposition as if both events had never occurred; (iii) the exclusion of Other income, net; and (iv) the exclusion of amortization of goodwill and certain other intangible assets resulting from new accounting standards as if the new standards had been effective January 1, 2001 (see Note 5).

	Six Months Ended June 30,
	2002	2001
	(unaudited)
	(In thousands, except per share data)
Total revenues	$337,225	$322,369
Net income	$44,909	$30,563
Income applicable to common stockholders	$44,198	$29,852
Income per common share—basic	$0.48	$0.33
—diluted	$0.48	$0.32
Pro forma number of shares used in calculations—basic	91,985	91,815
—diluted	92,401	92,054

Investments.    In February 2001, the Company wrote-off the remaining $5.1 million of its investment in Geocast Network Systems, Inc. (“Geocast”), after Geocast’s board of directors declined various strategic alternatives and decided to liquidate the company. In March 2001, the Company wrote-down $18.8 million of its investment in ProAct Technologies Corporation (“ProAct”) in order to approximate the investment’s realizable value. The investment write-downs are recorded in “Other income, net” in the accompanying condensed consolidated statement of income in the six months ended June 30, 2001. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. (“IBS”). As of June 30, 2002 and 2001, the Company held an equity interest in IBS of approximately 24%.

3.    LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2002	December 31, 2001
	(unaudited)
	(In thousands)
Credit Facility	197,000	$275,000
Senior Notes	432,110	432,110
Private Placement Debt	450,000	450,000
Senior Subordinated Notes	2,596	2,596
Other Debt	446	499

Total long-term debt	$1,082,152	$1,160,205

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

4.    RELATED PARTY TRANSACTIONS

The Hearst Corporation.    The Company recorded revenues of approximately $1.0 million and $1.6 million in the three and six months ended June 30, 2002, respectively, and approximately $0.6 million and $1.1 million in the three and six months ended June 30, 2001, respectively, relating to the Management Agreement with The Hearst Corporation (“Hearst”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company recorded expenses of approximately $0.9 million and $1.8 million in the three and six months ended June 30, 2002, respectively, and approximately $1.0 million and $2.0 million in the three and six months ended June 30, 2001, respectively, relating to the Services Agreement. Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. The Company believes that the terms of these agreements are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties. In addition, in the six months ended June 30, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC.

ProAct Technologies Corporation.    The Company recorded no revenues in the three months ended June 30, 2002, and approximately $3.2 million in the six months ended June 30, 2002, relating to advertising sales to ProAct, one of the Company’s equity interest investments (which is accounted for using the cost method). The Company did not receive revenues from ProAct in the three and six months ended June 30, 2001. Bob Marbut, Chairman of the Board of Directors and former Co-Chief Executive Officer of the Company, is a member of the Board of Directors of ProAct, from which he does not receive compensation for his services.

Lifetime Entertainment Services.    The Company has recorded revenues of approximately $1.0 million and $1.4 million from Lifetime Entertainment Services (“Lifetime”) in the three and six months ended June 30, 2002, respectively, and approximately $0.3 million and $0.6 million in the three and six months ended June 30, 2001, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers and Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

Other Parties.    The Company enters into transactions with other related parties in the ordinary course of its business. None of such other related party transactions were significant to the Company’s financial results during the three and six months ended June 30, 2002 and 2001.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2002

The Company has completed its goodwill impairment review as of January 1, 2002 using a fair value approach in accordance with SFAS 142 and found no impairment. In addition, no evidence of impairment was found with regard to the Company’s intangible assets with indefinite lives. The intangible assets with indefinite useful lives, other than goodwill, consist of FCC licenses of approximately $2.3 billion and related network affiliation agreements of approximately $68.6 million as of June 30, 2002 and December 31, 2001. These assets are no longer amortized and are included in “Intangible assets, net” in the accompanying condensed consolidated balance sheets.

The following table adjusts reported net income and earnings per share for the three and six months ended June 30, 2001 (prior to the adoption date of SFAS 142) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

Three Months Ended June 30, 2001	Income Applicable to Common Stockholders (in thousands)	Income per Common Share— basic and diluted
(unaudited)
As reported	$ 9,348	$ 0.10
Amortization of goodwill and certain other intangibles, net of tax effects	15,266	0.17

Adjusted	$ 24,614	$ 0.27

Six Months Ended June 30, 2001

As reported	$ 29,269	$ 0.32
Amortization of goodwill and certain other intangibles, net of tax effects	31,669	0.34

Adjusted	$ 60,938	$ 0.66

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations. and provides management services to two network-affiliated and one independent television stations and two radio stations (collectively the “Managed Stations”) in exchange for a management fee. See Note 4 of the condensed consolidated financial statements.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap. The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) and purchased WMUR-TV from WMUR-TV, Inc. on March 28, 2001. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million plus a working capital adjustment of $0.7 million and transaction expenses. See Note 2 of the condensed consolidated financial statements.

The results of operations for the three and six months ended June 30, 2002 include: (i) the results of the Company’s 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented. The results of operations for the three and six months ended June 30, 2001 include: (i) the results of 23 of the Company’s television stations which were owned for the entire periods presented; (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented; (iii) the TBA for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV after its acquisition by the Company, from March 28 through June 30, 2001; (v) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after its acquisition by the Company, from April 30 to June 30, 2001.

Three Months Ended June 30, 2002
Compared to Three Months Ended June 30, 2001

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended June 30, 2002 were $182.3 million, as compared to $176.4 million in the three months ended June 30, 2001, an increase of $5.9 million or 3.3%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $6.6 million and (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive and financial services categories, partially offset by (iii) a decrease in network compensation of approximately $1.0 million.

Station operating expenses.    Station operating expenses were $79.8 million in the three months ended June 30, 2002, as compared to $80.8 million in the three months ended June 30, 2001, a decrease of $1.0 million or 1.2%.

Amortization of program rights.    Amortization of program rights was $14.7 million in the three months ended June 30, 2002, as compared to $14.4 million in the three months ended June 30, 2001, an increase of $0.3 million or 2.1%.

Depreciation and amortization.    Depreciation and amortization was $10.5 million in the three months ended June 30, 2002, as compared to $32.8 million in the three months ended June 30, 2001, a decrease of $22.3 million or 68.0%. This decrease in depreciation and amortization expense was due to the Company’s adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 5 of the condensed consolidated financial statements.

Station operating income.    Station operating income was $77.4 million in the three months ended June 30, 2002, as compared to $48.3 million in the three months ended June 30, 2001, an increase of $29.1 million or 60.2%. This net increase in the operating income of the stations was due to the items discussed above.

Corporate, general and administrative expenses.    Corporate general and administrative expenses were $4.4 million in the three months ended June 30, 2002, as compared to $3.8 million in the three months ended June 30, 2001, an increase of $0.6 million or 15.8%. This increase was primarily due to: (i) an increase in insurance premiums and (ii) an increase in professional fees in connection with the Company’s filing of a registration statement with the Securities and Exchange Commission in May 2002 (see “Part II – Other Items”) and the Company’s initial goodwill and intangible asset impairment testing under the new accounting standard SFAS 142.

Interest expense, net.    Interest expense, net of interest income was $18.8 million in the three months ended June 30, 2002, as compared to $25.0 million in the three months ended June 30, 2001, a decrease of $6.2 million or 24.8%. This decrease in interest expense was primarily due to a lower outstanding debt balance in the second quarter of 2002 than in the second quarter of 2001. The long-term debt balance as of June 30, 2002 was approximately $1,082 million, as compared to approximately $1,456 million as of June 30, 2001. See Note 3 of the condensed consolidated financial statements.

Trust preferred dividends.    Trust preferred dividends were $3.8 million in the three months ended June 30, 2002, as compared to none in the three months ended June 30, 2001. The dividends are paid quarterly in connection with the private placement of convertible trust preferred securities in the amount of $200 million by the Hearst-Argyle Capital Trust, a consolidated subsidiary trust of the Company, in December 2001. The net proceeds from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net.    Other income, net was $0.3 million in the three months ended June 30, 2002, as compared to none in the three months ended June 30, 2001. The other income, net recorded in the three months ended June 30, 2002 represented an escrow closing fee paid to the Company by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. See Note 2 of the condensed consolidated financial statements.

Equity in loss of affiliates.    Equity in loss of affiliates was $1.2 million in the three months ended June 30, 2002, as compared to $1.5 million in the three months ended June 30, 2001, a decrease of $0.3 million or 20.0%. This loss represents the Company’s equity interests in the operating results of its unconsolidated affiliates, which included Internet Broadcasting Systems, Inc. in the three months ended June 30, 2002 and 2001 and NBC/Hearst-Argyle Syndication, LLC in the three months ended June 30, 2002.

Income taxes.    Income tax expense was $18.7 million in the three months ended June 30, 2002, as compared to $8.3 million in the three months ended June 30, 2001, an increase of $10.4 million or 125.3%. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the three months ended June 30, 2002. The effective tax rate was 37.8% in the three months ended June 30, 2002, as compared to 46.0% in the three months ended June 30, 2001. This decrease in the effective tax rate was attributable to the Company’s adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Note 5 of the condensed consolidated financial statements. The Company expects its effective tax rate for the year ending December 31, 2002 to be approximately 38%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income.    Net income was $30.8 million in the three months ended June 30, 2002, as compared to $9.7 million in the three months ended June 30, 2001, an increase of $21.1 million or 217.5%. This increase was due to the items discussed above, primarily an increase of $29.1 million in station operating income, partially offset by an increase in income tax expense of $10.4 million, in the three months ended June 30, 2002, as compared to the three months ended June 30, 2001.

Broadcast Cash Flow.    Broadcast cash flow, as defined below, was $88.0 million in the three months ended June 30, 2002, as compared to $81.3 million in the three months ended June 30, 2001, an increase of $6.7 million or 8.2%. This increase in broadcast cash flow was primarily due to an increase in net advertising revenues in the three months ended June 30, 2002, as discussed above under “total revenues.” Broadcast cash flow margin increased to 48.3% in the three months ended June 30, 2002 from 46.1% in the three months ended June 30, 2001. Broadcast cash flow is defined as operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to “Operating income” (as determined in accordance with generally accepted accounting principles) as an indicator of the entity’s operating performance, or to “Net cash provided by operating activities” (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Six Months Ended June 30, 2002
Compared to Six Months Ended June 30, 2001

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues. Total revenues in the six months ended June 30, 2002 were $337.2 million, as compared to $324.7 million in the six months ended June 30, 2001, an increase of $12.5 million or 3.8%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $10.6 million; (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive and financial services categories; and (iii) an increase in net advertising revenues resulting from the carriage of the Olympics on the Company’s ten owned NBC affiliates during the first quarter of 2002; partially offset by (iv) a decrease in network compensation of approximately $1.4 million.

Station operating expenses.    Station operating expenses were $159.1 million in the six months ended June 30, 2002, as compared to $160.3 million in the six months ended June 30, 2001, a decrease of $1.2 million or 0.7%.

Amortization of program rights.    Amortization of program rights was $29.6 million in the six months ended June 30, 2002, as compared to $28.5 million in the six months ended June 30, 2001, an increase of $1.1 million or 3.9%.

Depreciation and amortization.    Depreciation and amortization was $20.9 million in the six months ended June 30, 2002, as compared to $65.2 million in the six months ended June 30, 2001, a decrease of $44.3 million or 67.9%. This decrease in depreciation and amortization expense was due to the Company’s adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 5 of the condensed consolidated financial statements.

Station operating income.    Station operating income was $127.6 million in the six months ended June 30, 2002, as compared to $70.8 million in the six months ended June 30, 2001, an increase of $56.8 million or 80.2%. This net increase in the operating income of the stations was due to the items discussed above.

Corporate general and administrative expenses.    Corporate general and administrative expenses were $8.2 million in the six months ended June 30, 2002, as compared to $7.5 million in the six months ended June 30, 2001, an increase of $0.7 million or 9.3%. This increase was primarily due to: (i) an increase in insurance premiums and (ii) an increase in professional fees in connection with the Company’s filing of a registration statement with the Securities and Exchange Commission in May 2002 (see “Part II – Other Items”) and the Company’s initial goodwill and intangible asset impairment testing under the new accounting standard SFAS 142.

Interest expense, net.    Interest expense, net of interest income was $37.2 million in the six months ended June 30, 2002, as compared to $53.5 million in the six months ended June 30, 2001, a decrease of $16.3 million or 30.5%. This decrease in interest expense was primarily due to a lower outstanding debt balance in the first and second quarters of 2002 than in 2001. The long-term debt balance as of June 30, 2002 was approximately $1,082 million, as compared to approximately $1,456 million as of June 30, 2001. Interest expense, net included approximately $0.6 million of interest income in the six months ended June 30, 2002 and approximately $0.4 million in the six months ended June 30, 2001. See Note 3 of the condensed consolidated financial statements.

Trust preferred dividends.    Trust preferred dividends were $7.5 million in the six months ended June 30, 2002, as compared to none in the six months ended June 30, 2001. The dividends are paid quarterly in the amount of $3.75 million in connection with the private placement of convertible trust preferred securities in the amount of $200 million by the Hearst-Argyle Capital Trust, a consolidated subsidiary trust of the Company, in December 2001. The net proceeds from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net.    Other income, net was $0.3 million in the six months ended June 30, 2002, as compared to $48.8 million in the six months ended June 30, 2001. The other income, net recorded in the six months ended June 30, 2002 represented an escrow closing fee paid to the Company by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. The other income, net recorded in the six months ended June 30, 2001 represented a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by write-downs of $5.1 million and $18.8 million of the carrying value of the Company’s investments in Geocast and ProAct, respectively. See Note 2 of the condensed consolidated financial statements.

Equity in loss of affiliates.    Equity in loss of affiliates was $2.3 million in the six months ended June 30, 2002, as compared to $3.0 million in the six months ended June 30, 2001, a decrease of $0.7 million or 23.3%. This loss represents the Company’s equity interests in the operating results of its unconsolidated affiliates, which included Internet Broadcasting Systems, Inc. in the six months ended June 30, 2002 and 2001 and NBC/Hearst-Argyle Syndication, LLC in the six months ended June 30, 2002.

Income taxes.    Income tax expense was $27.6 million in the six months ended June 30, 2002, as compared to $25.5 million in the six months ended June 30, 2001, an increase of $2.1 million or 8.2%. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the six months ended June 30, 2002. The effective tax rate was 38.0% in the six months ended June 30, 2002, as compared to 46.0% in the six months ended June 30, 2001. This decrease in the effective tax rate was attributable to the Company’s adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Note 5 of the condensed consolidated financial statements. The Company expects its effective tax rate for the year ending December 31, 2002 to be approximately 38%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income.    Net income was $45.1 million in the six months ended June 30, 2002, as compared to $30.0 million in the six months ended June 30, 2001, an increase of $15.1 million or 50.3%. This increase was due to the items discussed above, primarily (i) an increase of $56.8 million in station operating income and (ii) a decrease of $16.3 million in interest expense, net; partially offset by (iii) an increase of $7.5 million in trust preferred dividends and (iv) a $48.5 million decrease in other income, net, in the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

Broadcast Cash Flow.    Broadcast cash flow, as defined below, was $149.0 million in the six months ended June 30, 2002, as compared to $135.8 million in the six months ended June 30, 2001, an increase of $13.2 million or 9.7%. The increase in broadcast cash flow was primarily due to an increase in net advertising revenues in the six months ended June 30, 2002, as discussed above under “total revenues.” Broadcast cash flow margin increased to 44.2% in the six months ended June 30, 2002 from 41.8% in the six months ended June 30, 2001. Broadcast cash flow is defined as operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. The Company has included broadcast cash flow data because management believes that such data are commonly used as a measure of performance among companies in the broadcast industry. Broadcast cash flow is also frequently used by investors, analysts, valuation firms and lenders as one of the important determinants of underlying asset value. Broadcast cash flow should not be considered in isolation or as an alternative to “Operating income” (as determined in accordance with generally accepted accounting principles) as an indicator of the entity’s operating performance, or to “Net cash provided by operating activities” (as determined in accordance with generally accepted accounting principles) as a measure of liquidity. This measure is believed to be, but may not be, comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $84.8 million in the six months ended June 30, 2002, as compared to $70.3 million in the six months ended June 30, 2001, an increase of $14.5 million or 20.6%.

Investing Activities

Net cash used in investing activities was $13.1 million in the six months ended June 30, 2002, as compared to $77.7 million in the six months ended June 30, 2001, a decrease of $64.6 million or 83.1%. This decrease was primarily due to the investments made in the six months ended June 30, 2001, in connection with the business transactions discussed below.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving the Manchester, NH television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s revolving credit facility. See Note 2 to the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The purchase price plus the cost of the transaction expenses were funded using the Company’s revolving credit facility. See Note 2 of the condensed consolidated financial statements.

Capital expenditures were $13.1 million and $16.9 million in the six months ended June 30, 2002 and 2001, respectively. For the year ending December 31, 2002, the Company expects to spend approximately $31.0 million, including approximately (i) $20.2 million in FCC-mandated digital conversion; (ii) $4.8 million in maintenance projects; and (iii) $6.0 million in special projects. For the year ended December 31, 2001, capital expenditures were $32.3 million, including approximately (i) $9.9 million in maintenance projects; (ii) $18.6 million in digital conversion, and (iii) $3.8 million in special projects.

Financing Activities

Net cash used in financing activities was $70.6 million in the six months ended June 30, 2002, as compared to net cash provided by financing activities of $4.1 million in the six months ended June 30, 2001, an increase in net cash used of $74.7 million. In the six months ended June 30, 2002, the Company used cash provided by operating activities to pay down the credit facility in the net amount of $78.0 million. In the six months ended June 30, 2001, the Company borrowed from the credit facility in the net amount of $8.0 million in connection with the investing activities, as described above.

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company’s overall credit rating or stock price. The Company is in compliance with all such covenants and restrictions as of June 30, 2002.

As of June 30, 2002, the Company’s long-term debt obligations were approximately $1.08 billion, of which approximately 82% matures after 2005. See Note 3 to the condensed consolidated financial statements. Of the Company’s long-term debt obligations as of June 30, 2002, approximately 82% bear interest at a fixed rate and 18% bear interest at a variable rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Baa3 by Moody’s Investors Service, as of June 30, 2002. Such credit ratings are considered to be investment grade.

The Company anticipates that its primary sources of cash, which include current cash balances, operating cash flow, and amounts available under the existing credit facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company’s debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s Credit Facility is sensitive to changes in interest rates. As of June 30, 2002, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

PART II

OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

All nominees standing for election as directors were elected at our annual shareholders’ meeting, which was held on May 16, 2002. The following chart indicates the number of votes cast for and against and the number withheld with respect to each nominee for director:

Proposal One

Nominee	For	Against	Withheld

Caroline L. Williams (1)	39,559,295	0	1,064,281
Frank A. Bennack, Jr. (2)	41,298,648	0	0
John G. Conomikes (2)	41,298,648	0	0
George R. Hearst, Jr. (2)	41,298,648	0	0
Bob Marbut (2)	41,298,648	0	0
Gilbert C. Maurer (2)	41,298,648	0	0

(1) Series A Director. To be elected by the holders of Series A Common shares voting as a class.
(2) Series B Director. To be elected by the holders of Series B Common shares voting as a class.

The term of office of the following other directors continued after the annual shareholders’ meeting: David J. Barrett, Ken J. Elkins, Victor F. Ganzi, William R. Hearst III, Michael E. Pulitzer, David Pulver and Virginia H. Randt.

The proposal to approve the rights of Hearst Broadcasting, Inc. (“Hearst Broadcasting”) to convert certain securities issued by Hearst-Argyle Capital Trust, a wholly-owned subsidiary of the Company, to Hearst Broadcasting in connection with the private placement of $200 million of such securities completed by the Company in December 2001 (the “Conversion Proposal”) was approved at the shareholders’ meeting. The following chart indicates the number of votes cast for and against and the number withheld with respect to the Conversion Proposal:

Proposal Two

For	76,847,136
Against	285,095
Withheld	59,119

PART II

OTHER INFORMATION

Item 5.    Other Information

On May 14, 2002, the Company filed a registration statement on Form S-3 (the “Registration Statement”) relating to an aggregate of up to 11,005,058 shares of Series A common stock, which may be sold from time to time by certain selling security holders (the “Selling Security Holders”). Of these shares, 7,935,058 shares are issuable to holders of convertible preferred securities (the “Trust Security Holders”) upon conversion of an aggregate of 4,000,000 convertible preferred securities of the Company’s subsidiary trust, Hearst-Argyle Capital Trust (the “Trust”). The Trust issued and sold 1,400,000 shares of 7.5% Series A Convertible Preferred Securities and 2,600,000 shares of 7.5% Series B Convertible Preferred Securities to the Trust Security Holders in a private placement on December 20, 2001. The Series A Convertible Preferred Securities are convertible at the option of the holder at any time into shares of our Series A common stock at a conversion price of approximately $24.94 (subject to adjustments in certain circumstances) and the Series B Convertible Preferred Securities are convertible at the option of the holder at any time into shares of the Company’s Series A common stock at a conversion price of approximately $25.35 (subject to adjustments in certain circumstances). In connection with this private placement, the Company entered into a registration rights agreement with the Trust Security Holders which required the Company to file a registration statement covering sales by those holders of the shares of Series A common stock issuable upon conversion of the convertible preferred securities. Under the registration rights agreement, the Trust Security Holders have the right until December 20, 2006, under certain circumstances and subject to certain conditions, to request us to arrange for up to two underwritten offerings of the Series A common stock issuable upon conversion of the convertible preferred securities.

The remaining 3,070,000 shares of Series A common stock covered by the Registration Statement are shares that the Company issued to certain selling security holders in a merger transaction that the Company consummated with Pulitzer Publishing Company in 1999. In connection with this merger, the Company entered into a registration rights agreement with such selling security holders (the “Pulitzer Security Holders”), which among other things gives them the ability to “piggyback” or have their shares included, subject to certain conditions, in registrations of the Company’s common stock, including the registration for resale of the Company’s Series A common stock by the Trust Security Holders. Under the registration rights agreement, the Pulitzer Security Holders also have the right, under certain circumstances and subject to certain conditions, to require the Company to register their shares for sale in the manner specified. These 3,070,000 shares of Series A common stock were included in the Registration Statement pursuant to the exercise by certain Pulitzer Security Holders of their piggyback registration rights with respect to those shares.

Item 6.      Exhibits and reports on Form 8-K

(a)    Exhibits:

The Company did not file any exhibits during the quarter ended June 30, 2002.

(b)    Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel

Dated	August 1, 2002

Name	Title	Date

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 1, 2002

/s/ BRAD HINCKLEY Brad Hinckley	(Principal Accounting Officer)	August 1, 2002