Form 10-Q
period 2002-09-30
HEARST ARGYLE TELEVISION INC
filed 2002-11-01
CIK 949536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: NOT APPLICABLE

COMMISSION FILE NUMBER: 1-14776

HEARST-ARGYLE TELEVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2717523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue	(212) 887-6800
New York, NY 10106	(Registrant’s telephone number, including area code)
(Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of October 31, 2002, the registrant had 92,332,490 shares of common stock outstanding, consisting of 51,033,842 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARST-ARGYLE TELEVISION, INC.

     CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,053	$3,260
Accounts receivable, net	137,178	142,146
Program and barter rights	78,034	54,917
Receivable from The Hearst Corporation	134	—
Deferred income taxes	4,085	3,733
Other	4,223	5,891

Total current assets	232,707	209,947

Property, plant and equipment, net	315,806	328,257

Goodwill	799,198	799,527
Intangible assets, net	2,357,038	2,357,117
Other assets:
Deferred financing costs, net	18,034	20,259
Investments	27,285	30,308
Program and barter rights, noncurrent	7,478	3,272
Other	31,744	31,018

Total other assets	84,541	84,857

Total assets	$3,789,290	$3,779,705

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,616	$14,375
Accrued liabilities	72,781	59,565
Program and barter rights payable	76,616	53,930
Payable to The Hearst Corporation	—	2,612
Other	10,518	3,658

Total current liabilities	168,531	134,140

Noncurrent liabilities:
Program and barter rights payable, noncurrent	10,265	5,045
Long-term debt	1,037,528	1,160,205
Deferred income taxes	812,277	792,327
Other liabilities	15,968	21,374

Total noncurrent liabilities	1,876,038	1,978,951

Convertible preferred securities	200,000	200,000

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	542	537
Series B common stock	413	413
Additional paid-in capital	1,279,789	1,270,908
Retained earnings	344,674	275,453
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,544,721	1,466,614

Total liabilities and stockholders’ equity	$3,789,290	$3,779,705

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (In thousands, except per share data)

Total revenues	$176,475	$145,188	$513,700	$469,898

Station operating expenses	81,974	79,722	241,077	240,048
Amortization of program rights	15,167	14,527	44,756	42,981
Depreciation and amortization	10,383	32,591	31,304	97,743

Station operating income	68,951	18,348	196,563	89,126

Corporate general and administrative expenses	5,254	3,894	13,493	11,427

Operating income	63,697	14,454	183,070	77,699

Interest expense, net	18,641	23,983	55,804	77,449
Trust preferred dividends	3,750	—	11,250	—
Other income, net	—	—	299	48,778
Equity in loss of affiliates	703	1,683	2,979	4,721

Income (loss) before income taxes	40,603	(11,212)	113,336	44,307

Income taxes	15,428	(4,770)	43,067	20,769

Net income (loss)	25,175	(6,442)	70,269	23,538

Less preferred stock dividends	337	355	1,048	1,066

Income (loss) applicable to common stockholders	$24,838	$(6,797)	$69,221	$22,472

Income (loss) per common share—basic:	$0.27	$(0.07)	$0.75	$0.24

Number of common shares used in the calculation	92,273	91,792	92,082	91,807

Income (loss) per common share—diluted:	$0.27	$(0.07)	$0.75	$0.24

Number of common shares used in the calculation	92,606	91,792	92,470	92,030

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited) (In thousands)
Operating Activities
Net income	$70,269	$23,538
Adjustments to reconcile net income to net cash provided by operating activities:
Other income, net	—	(48,778)
Amortization of intangible assets	79	66,392
Amortization of program rights	44,769	42,981
Program payments	(44,226)	(42,924)
Depreciation	31,225	31,351
Deferred income taxes	19,597	13,497
Equity in loss of affiliates	2,979	4,721
Amortization of deferred financing costs	2,225	2,208
Provision for doubtful accounts	2,751	1,419
Gain on early retirement of debt	—	(767)
Changes in operating assets and liabilities:
Accounts receivable	2,083	27,146
Other assets	1,311	(3,324)
Accounts payable and accrued liabilities	7,661	3,957
Other liabilities	(995)	(4,178)

Net cash provided by operating activities	139,728	117,239

Investing Activities
Purchases of property, plant, and equipment:
Digital	(11,176)	(11,226)
Maintenance	(3,926)	(8,576)
Special projects/towers	(3,861)	(3,455)
Phoenix/WMUR-TV Swap Transaction	—	(34,019)
Acquisition of WBOY-TV.	—	(20,774)
Investment in Internet Broadcasting Systems, Inc	—	(6,028)
Investment in NBC/Hearst-Argyle Syndication, LLC	—	(89)
Other, net	(13)	(92)

Net cash used in investing activities	(18,976)	(84,259)

Financing Activities
Credit Facility:
Proceeds	319,000	604,000
Repayment	(439,000)	(621,000)
Dividends paid on preferred stock	(1,048)	(1,066)
Series A common stock repurchases	—	(4,079)
Repayment of Senior Notes	—	(13,173)
Repayment of Senior Subordinated Notes	(2,596)	—
Proceeds from employee stock purchase plan	1,204	1,295
Proceeds from stock option exercises	7,481	45

Net cash used in financing activities	(114,959)	(33,978)

Increase (decrease) in cash and cash equivalents	5,793	(998)
Cash and cash equivalents at beginning of period	3,260	5,780

Cash and cash equivalents at end of period	$9,053	$4,782

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
Supplemental Cash Flow Information:	2002	2001
	(Unaudited) (In thousands)
Businesses acquired in purchase transactions:

Phoenix/WMUR-TV Swap
Fair market value of assets acquired, net		$225,971
Fair market value of liabilities assumed, net		(35,300)
Fair market value of assets exchanged, net		(188,383)
Fair market value of liabilities exchanged, net		31,731

Net cash paid for swap		$34,019

Acquisition of WBOY-TV
Fair market value of assets acquired, net		$21,146
Fair market value of liabilities assumed, net		(372)

Net cash paid for WBOY-TV		$20,774

Cash paid during the period:
Interest	$44,325	$66,908

Trust preferred dividends	$8,000	—

Income taxes, net of refunds	$22,409	$7,245

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

1.    SUMMARY OF ACCOUNTING POLICIES

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform with classifications used as of and for the period ended September 30, 2002.

2.    ACQUISITIONS, DISPOSITIONS AND INVESTMENTS

Phoenix/WMUR Swap.    On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses were allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to the FCC license. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). The purchase price of WMUR-TV was funded through an intermediary by approximately: (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s revolving credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in “Other income, net” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001.

WBOY Acquisition and Disposition.    On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their fair market values. The excess of the purchase price and transaction expenses over the fair market value of the tangible assets acquired less the liabilities assumed was allocated to the FCC license. The purchase price plus the cost of transaction expenses were funded using the Company’s revolving credit facility. The Company later sold WBOY-TV on December 13, 2001 for $20 million plus a working capital adjustment of $0.8 million less transaction expenses.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

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

The unaudited pro forma results include: (i) the combined results of operations of 23 of the Company’s television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company for the entire periods presented (see Note 4). The unaudited pro forma results have been adjusted in order to reflect: (i) the Phoenix/WMUR Swap as if the transaction had occurred on January 1, 2001; (ii) the WBOY acquisition and later disposition as if both events had never occurred; (iii) the exclusion of “Other income, net”; and (iv) the exclusion of amortization of goodwill and certain other intangible assets resulting from new accounting standards as if the new standards had been effective January 1, 2001 (see Note 5).

	Nine months Ended September 30,
	2002	2001
	(unaudited) (In thousands, except per share data)

Total revenues	$513,700	$466,467
Net income	$70,084	$36,751
Income applicable to common stockholders	$69,036	$35,685
Income per common share—basic	$0.75	$0.39
—diluted	$0.75	$0.39
Pro forma number of shares used in calculations—basic	92,082	91,807
—diluted	92,470	92,030

Investments.    In February 2001, the Company wrote-off the remaining $5.1 million of its investment in Geocast Network Systems, Inc. (“Geocast”), after Geocast’s board of directors declined various strategic alternatives and decided to liquidate the company. In March 2001, the Company wrote-down $18.8 million of its investment in ProAct Technologies Corporation (“ProAct”) in order to approximate the investment’s realizable value. The investment write-downs are recorded in “Other income, net” in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001.

In May 2001, the Company invested an additional $6.0 million of cash for a total investment of $26.0 million in Internet Broadcasting Systems, Inc. (“IBS”). As of September 30, 2002 and 2001, the Company held an equity interest in IBS of approximately 24%. In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. As of September 30, 2002 and 2001, the Company held an equity interest in NBC/Hearst-Argyle Syndication, LLC of 20%.

3.    LONG-TERM DEBT

The Company’s long-term debt consists of the following:

	September 30, 2002	December 31, 2001
	(unaudited)
	(In thousands)

Credit Facility	$155,000	$275,000
Senior Notes	432,110	432,110
Private Placement Debt	450,000	450,000
Senior Subordinated Notes	—	2,596
Other Debt	418	499

Total long-term debt	$1,037,528	$1,160,205

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2002

On July 31, 2002, the Company redeemed its outstanding Senior Subordinated Notes in the principal amount of approximately $2.6 million. The Senior Subordinated Notes were due in 2005 and bore interest at 9.75% semi-annually. In connection with the redemption, the Company paid a premium of approximately $84,000, which has been included in “Interest expense, net” in the accompanying condensed consolidated statements of operations.

4.    RELATED PARTY TRANSACTIONS

The Hearst Corporation.    As of September 30, 2002, The Hearst Corporation (“Hearst”) owned approximately 37.9% of the Company’s Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.7% of the outstanding voting power of the Company’s common stock. During the three and nine months ended September 30, 2002, the Company entered into the following transactions with Hearst or parties related to Hearst:

•
Management Agreement.    The Company recorded revenues of approximately $0.8 million and $2.4 million in the three and nine months ended September 30, 2002, respectively, and approximately $0.4 million and $1.5 million in the three and nine months ended September 30, 2001, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Services Agreement.    The Company incurred expenses of approximately $1.0 million and $2.8 million in the three and nine months ended September 30, 2002, respectively, and approximately $1.0 million and $2.9 million in the three and nine months ended September 30, 2001, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Convertible Trust Preferred Dividends.    The Company incurred convertible trust preferred dividends expense of approximately $0.8 million and $2.3 million in the three and nine months ended September 30, 2002, respectively, relating to dividends payable to Hearst, which holds $40 million of the total $200 million convertible trust preferred securities issued in December 2001 by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company.

•
Radio Facilities Lease.    Pursuant to the Studio Lease Agreement, Hearst paid the Company approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2002, respectively, and approximately $0.2 million and $0.5 million in the three and nine months ended September 30, 2001, respectively. Under the Studio Lease Agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland, radio stations. The term of the lease commenced September 1, 2000 and will continue as to the space occupied by each radio station, respectively, until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2003.

•
Lifetime Entertainment Services.    The Company recorded revenues of approximately $0.6 million and $1.9 million from Lifetime Entertainment Services (“Lifetime”) in the three and nine months ended September 30, 2002, respectively, and approximately $0.3 million and $0.9 million in the three and nine months ended September 30, 2001, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

•
Other Transactions with Hearst.    In the nine months ended September 30, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC.

NBC.    In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. The Company’s share of the loss in NBC/Hearst-Argyle Syndication, LLC is included in “Equity in loss of affiliates” in the accompanying condensed consolidated statements of operations. Emerson Coleman, an officer of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC.

IBS.    In December 1999, the Company invested $20 million of cash in IBS in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. The Company’s share of the loss of IBS is included in “Equity in loss of affiliates” in the accompanying condensed consolidated statements of operations. Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and Terry Mackin, Executive Vice President of the Company, are both members of the Board of Directors of IBS.

ProAct Technologies Corporation.    The Company recorded no revenues in the three months ended September 30, 2002, and approximately $3.2 million in the nine months ended September 30, 2002, relating to advertising sales to ProAct, one of the Company’s equity interest investments (which is accounted for using the cost method). The Company did not receive revenues from ProAct in the three and nine months ended September 30, 2001. Bob Marbut, the Company’s non-executive Chairman of its Board of Directors, is a member of the Board of Directors of ProAct, from which he does not receive compensation for his services.

J.P. Morgan Chase & Co.    The lead agent bank under the Company’s $750 million credit facility entered into in April 1999 is J.P. Morgan Chase & Co. (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase.

Argyle Communications, Inc.    The Company has a consulting agreement with Argyle Communications, Inc. (“ACI”) through December 31, 2002 for the services of Bob Marbut, the Company’s non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. The Company has made payments of $94,000 and $338,000 in the three and nine months ended September 30, 2002, respectively, and approximately $93,000 and $278,000 in the three and nine months ended September 30, 2001, respectively, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI. In addition, ACI has a separate consulting agreement with Hearst Communications, Inc., a wholly-owned subsidiary of Hearst.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results during the three and nine months ended September 30, 2002 and 2001.

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

The Company has completed its goodwill impairment review as of January 1, 2002 using a fair value approach in accordance with SFAS 142 and found no impairment. In addition, no evidence of impairment was found with regard to the Company’s intangible assets with indefinite lives. The intangible assets with indefinite useful lives, other than goodwill, consist of FCC licenses of approximately $2.3 billion and related network affiliation agreements of approximately $68.6 million as of September 30, 2002 and December 31, 2001. These assets are no longer amortized and are included in “Intangible assets, net” in the accompanying condensed consolidated balance sheets. In 2002, the Company made an adjustment of approximately $0.3 million to the carrying value of goodwill to finalize certain purchase accounting adjustments.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)
September 30, 2002

The following table adjusts reported net income and earnings per share for the three and nine months ended September 30, 2001 (prior to the adoption date of SFAS 142) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

Three Months Ended September 30, 2001	Income (loss) applicable to common stockholders (in thousands)	Income (loss) per common share—basic	Income (loss) per common share—diluted
	(unaudited)

As reported	$(6,797)	$(0.07)	$(0.07)
Amortization of goodwill and certain other intangibles, net of tax effects	$13,362	$0.14	$0.14

Adjusted	$6,565	$0.07	$0.07

Nine Months Ended September 30, 2001

As reported	$22,472	$0.24	$0.24
Amortization of goodwill and certain other intangibles, net of tax effects	$45,032	$0.50	$0.49

Adjusted	$67,504	$0.74	$0.73

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 on July 1, 2002. As a result of the adoption of SFAS 145, the Company accounts for the impact of the early extinguishment of debt as a component of interest expense, net, in the accompanying condensed consolidated statements of operations. In accordance with SFAS 145, the Company has reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon the Company’s reported net income, but resulted in a decrease of approximately $0.8 million to reported interest expense, net, in the three and nine months ended September 30, 2001.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations and provides management services to two network-affiliated and one independent television stations and two radio stations (collectively the “Managed Stations”) in exchange for a management fee. See Note 4 of the condensed consolidated financial statements.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap. The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) and purchased WMUR-TV from WMUR-TV, Inc. on March 28, 2001. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 2 of the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market, for $20 million plus a working capital adjustment of $0.7 million and transaction expenses. On December 13, 2001, the Company sold WBOY-TV for approximately $20 million plus a working capital adjustment of $0.8 million less transaction expenses. See Note 2 of the condensed consolidated financial statements.

The results of operations for the three and nine months ended September 30, 2002 include: (i) the results of the Company’s 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented. The results of operations for the three and nine months ended September 30, 2001 include: (i) the results of 23 (which excludes WMUR-TV) of the Company’s television stations which were owned for the entire periods presented; (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented; (iii) the TBA for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV after its acquisition by the Company, from March 28 through September 30, 2001; (v) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after its acquisition by the Company, from April 30 through September 30, 2001.

Three Months Ended September 30, 2002
Compared to Three Months Ended September 30, 2001

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues. Total revenues in the three months ended September 30, 2002 were $176.5 million, as compared to $145.2 million in the three months ended September 30, 2001, an increase of $31.3 million or 21.6%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $19.8 million; and (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive, movies, and financial services categories.

The Company’s net political advertising revenues are likely to continue to be higher in even-numbered years (such as 2002), when demand for advertising increases as a result of candidates running for political office. During the three months ended September 30, 2001, the Company’s television stations lost expected net advertising revenues of (i) approximately $4.7 million due to the suspension of advertising-supported commercial programming as a result of around-the-clock news coverage in the days following the terrorist attacks on September 11, 2001; and (ii) approximately $7.0 million due to cancellations by advertisers during the balance of the month of September 2001.

Station operating expenses.    Station operating expenses were $82.0 million in the three months ended September 30, 2002, as compared to $79.7 million in the three months ended September 30, 2001, an increase of $2.3 million or 2.9%. This increase was primarily due to (i) an increase in performance-based selling expenses related to the increase in the Company’s advertising revenues, as discussed above under “Total revenues”; (ii) an increase in insurance costs; and (iii) an increase in pension expenses.

Amortization of program rights.    Amortization of program rights was $15.2 million in the three months ended September 30, 2002, as compared to $14.5 million in the three months ended September 30, 2001, an increase of $0.7 million or 4.8%. This increase was primarily due to new program rights acquisitions at the Company’s television stations in the Sacramento, California and the Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization.    Depreciation and amortization was $10.4 million in the three months ended September 30, 2002, as compared to $32.6 million in the three months ended September 30, 2001, a decrease of $22.2 million or 68.1%. This decrease in depreciation and amortization expense was primarily due to the Company’s adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 5 of the condensed consolidated financial statements. Depreciation expense was $10.4 million in the three months ended September 30, 2002, as compared to $10.2 million in the three months ended September 30, 2001, an increase of $0.2 million or 2.0%.

Station operating income.    Station operating income was $69.0 million in the three months ended September 30, 2002, as compared to $18.3 million in the three months ended September 30, 2001, an increase of $50.7 million or 277.0%. This net increase in the operating income of the Company’s stations was due to the items discussed above.

Corporate, general and administrative expenses.    Corporate general and administrative expenses were $5.3 million in the three months ended September 30, 2002, as compared to $3.9 million in the three months ended September 30, 2001, an increase of $1.4 million or 35.9%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; (ii) an increase in incentive compensation expense, which was significantly lower in 2001 as a result of the adverse effect upon the Company’s financial performance from the events of September 11th and the downturn in the U.S. economy; and (iii) an increase in legal and accounting fees.

Interest expense, net.    Interest expense, net of interest income, was $18.6 million in the three months ended September 30, 2002, as compared to $24.0 million in the three months ended September 30, 2001, a decrease of $5.4 million or 22.5%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the third quarter of 2002 than in the third quarter of 2001. The Company’s long-term debt balance as of September 30, 2002 was approximately $1.04 billion, as compared to approximately $1.42 billion as of September 30, 2001. See Note 3 of the condensed consolidated financial statements.

Trust preferred dividends.    Trust preferred dividends were $3.8 million in the three months ended September 30, 2002, as compared to none in the three months ended September 30, 2001. The dividends are accrued quarterly in connection with the private placement of convertible trust preferred securities in the amount of $200 million by the Hearst-Argyle Capital Trust, a consolidated subsidiary trust of the Company, in December 2001. The net proceeds from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Equity in loss of affiliates.    Equity in loss of affiliates was $0.7 million in the three months ended September 30, 2002, as compared to $1.7 million in the three months ended September 30, 2001, a decrease of $1.0 million or 58.8%. This decrease was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“IBS”). Equity in loss of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included IBS and NBC/Hearst-Argyle Syndication, LLC in the three months ended September 30, 2002 and 2001.

Income taxes.    Income tax expense was $15.4 million in the three months ended September 30, 2002, as compared to a tax benefit of $4.8 million in the three months ended September 30, 2001, an increase of $20.2 million. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the three months ended September 30, 2002. The effective tax rate was 38.0% in the three months ended September 30, 2002, as compared to 42.5% in the three months ended September 30, 2001. This decrease in the effective tax rate was attributable to the Company’s adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Note 5 of the condensed consolidated financial statements. The Company expects its effective tax rate for the year ending December 31, 2002 to be approximately 38.0%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income (loss).    Net income was $25.2 million in the three months ended September 30, 2002, as compared to a net loss of $6.4 million in the three months ended September 30, 2001, an increase of $31.6 million. This increase was due to the items discussed above, primarily an increase of $50.7 million in station operating income, partially offset by an increase in income tax expense of $20.2 million, in the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

Broadcast Cash Flow and Operating Cash Flow.    The Company has included broadcast cash flow and operating cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. Broadcast cash flow and operating cash flow are also frequently used by investors, analysts, valuation firms and lenders as important determinants of underlying asset value. Broadcast cash flow and operating cash flow should not be considered in isolation or as alternatives to “Operating income” (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance (see the accompanying condensed consolidated statements of operations), or to “Net cash provided by operating activities” (as determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity (see the accompanying condensed consolidated statements of cash flows). These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.

Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $79.4 million in the three months ended September 30, 2002, as compared to $51.1 million in the three months ended September 30, 2001, an increase of $28.3 million or 55.4%. This increase in broadcast cash flow was primarily due to an increase in net advertising revenues in the three months ended September 30, 2002, as discussed above under “Total revenues.” Broadcast cash flow margin increased to 45.0% in the three months ended September 30, 2002 from 35.2% in the three months ended September 30, 2001.

Operating cash flow is defined as broadcast cash flow, as defined above, less corporate, general and administrative expenses. Operating cash flow was $74.2 million in the three months ended September 30, 2002, as compared to $47.2 million in the three months ended September 30, 2001, an increase of $27.0 million or 57.2%. This increase in operating cash flow was primarily due to an increase in net advertising revenues in the three months ended September 30, 2002, as discussed above under “Total revenues.” Operating cash flow margin increased to 42.0% in the three months ended September 30, 2002 from 32.5% in the three months ended September 30, 2001.

Nine Months Ended September 30, 2002
Compared to Nine Months Ended September 30, 2001

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenues. Total revenues in the nine months ended September 30, 2002 were $513.7 million, as compared to $469.9 million in the nine months ended September 30, 2001, an increase of $43.8 million or 9.3%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $30.4 million; (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive, movies, and financial services categories; and (iii) an increase in net advertising revenues resulting from the carriage of the Olympics on the Company’s ten owned NBC affiliates during the first quarter of 2002; partially offset by (iv) a decrease in network compensation of approximately $1.6 million.

The Company’s net political and Olympic advertising revenues are likely to continue to be higher in even-numbered years (such as 2002), when demand for advertising increases as a result of candidates running for political office and the broadcasting of the Olympics. During the nine months ended September 30, 2001, the Company’s television stations lost expected net advertising revenues of (i) approximately $4.7 million due to the suspension of advertising-supported commercial programming as a result of around-the-clock news coverage in the days following the terrorist attacks on September 11, 2001; and (ii) approximately $7.0 million due to cancellations by advertisers during the balance of the month of September 2001.

Station operating expenses.    Station operating expenses were $241.1 million in the nine months ended September 30, 2002, as compared to $240.0 million in the nine months ended September 30, 2001, an increase of $1.1 million or 0.5%. This increase was primarily due to (i) an increase in performance-based selling expenses related to the increase in the Company’s advertising revenues, as discussed above under “Total revenues”; (ii) an increase in insurance costs; and (iii) an increase in pension expenses.

Amortization of program rights.    Amortization of program rights was $44.8 million in the nine months ended September 30, 2002, as compared to $43.0 million in the nine months ended September 30, 2001, an increase of $1.8 million or 4.2%. This increase was primarily due to new program rights acquisitions at the Company’s television stations in the Sacramento, California and the Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization.    Depreciation and amortization was $31.3 million in the nine months ended September 30, 2002, as compared to $97.7 million in the nine months ended September 30, 2001, a decrease of $66.4 million or 68.0%. This decrease in depreciation and amortization expense was primarily due to the Company’s adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 5 of the condensed consolidated financial statements. Depreciation expense was $31.2 million in the nine months ended September 30, 2002, as compared to $31.4 million in the nine months ended September 30, 2001, a decrease of $0.2 million or 0.6%.

Station operating income.    Station operating income was $196.6 million in the nine months ended September 30, 2002, as compared to $89.1 million in the nine months ended September 30, 2001, an increase of $107.5 million or 120.7%. This net increase in the operating income of the stations was due to the items discussed above.

Corporate general and administrative expenses.    Corporate general and administrative expenses were $13.5 million in the nine months ended September 30, 2002, as compared to $11.4 million in the nine months ended September 30, 2001, an increase of $2.1 million or 18.4%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; (ii) an increase in incentive compensation expense, which was significantly lower in 2001 as a result of the adverse effect upon the Company’s financial performance from the events of September 11th and the downturn in the U.S. economy; and (iii) an increase in legal and accounting fees.

Interest expense, net.    Interest expense, net of interest income, was $55.8 million in the nine months ended September 30, 2002, as compared to $77.4 million in the nine months ended September 30, 2001, a decrease of $21.6 million or 27.9%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the first nine months of 2002 as compared to the same period in 2001. The Company’s long-term debt balance as of September 30, 2002 was approximately $1.04 billion, as compared to approximately $1.42 billion as of September 30, 2001. Interest expense, net, included approximately $0.7 million of interest income in the nine months ended September 30, 2002 and approximately $0.4 million in the nine months ended September 30, 2001. See Note 3 of the condensed consolidated financial statements.

Trust preferred dividends.    Trust preferred dividends were $11.3 million in the nine months ended September 30, 2002, as compared to none in the nine months ended September 30, 2001. The dividends are accrued quarterly in the amount of $3.8 million in connection with the private placement of convertible trust preferred securities in the amount of $200 million by the Hearst-Argyle Capital Trust, a consolidated subsidiary trust of the Company, in December 2001. The net proceeds from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net.    Other income, net, was $0.3 million in the nine months ended September 30, 2002, as compared to $48.8 million in the nine months ended September 30, 2001. The other income, net, recorded in the nine months ended September 30, 2002 represented an escrow closing fee paid to the Company by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. The other income, net, recorded in the nine months ended September 30, 2001 represented a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by write-downs of $5.1 million and $18.8 million of the carrying value of the Company’s investments in Geocast and ProAct, respectively. See Note 2 of the condensed consolidated financial statements.

Equity in loss of affiliates.    Equity in loss of affiliates was $3.0 million in the nine months ended September 30, 2002, as compared to $4.7 million in the nine months ended September 30, 2001, a decrease of $1.7 million or 36.2%. This decrease was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“IBS”). Equity in loss of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included IBS and NBC/Hearst-Argyle Syndication, LLC in the nine months ended September 30, 2002 and 2001.

Income taxes.    Income tax expense was $43.1 million in the nine months ended September 30, 2002, as compared to $20.8 million in the nine months ended September 30, 2001, an increase of $22.3 million or 107.2%. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the nine months ended September 30, 2002. The effective tax rate was 38.0% in the nine months ended September 30, 2002, as compared to 46.9% in the nine months ended September 30, 2001. This decrease in the effective tax rate was attributable to the Company’s adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Note 5 of the condensed consolidated financial statements. The Company expects its effective tax rate for the year ending December 31, 2002 to be approximately 38.0%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income.    Net income was $70.3 million in the nine months ended September 30, 2002, as compared to $23.5 million in the nine months ended September 30, 2001, an increase of $46.8 million or 199.1%. This increase was due to the items discussed above, primarily (i) an increase of $107.5 million in station operating income and (ii) a decrease of $21.6 million in interest expense, net; partially offset by (iii) an increase of $11.3 million in trust preferred dividends and (iv) a $48.5 million decrease in other income, net, in the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

Broadcast Cash Flow and Operating Cash Flow.    The Company has included broadcast cash flow and operating cash flow data because management believes that such data are commonly used as measures of performance among companies in the broadcast industry. Broadcast cash flow and operating cash flow are also frequently used by investors, analysts, valuation firms and lenders as important determinants of underlying asset value. Broadcast cash flow and operating cash flow should not be considered in isolation or as alternatives to “Operating income” (as determined in accordance with generally accepted accounting principles) as an indicator of the Company’s operating performance (see the accompanying condensed consolidated statements of operations), or to “Net cash provided by operating activities” (as determined in accordance with generally accepted accounting principles) as a measure of the Company’s liquidity (see the accompanying condensed consolidated statements of cash flows). These measures are believed to be, but may not be, comparable to similarly titled measures used by other companies.

Broadcast cash flow is defined as station operating income, plus depreciation and amortization, plus amortization of program rights, minus program payments. Broadcast cash flow was $228.4 million in the nine months ended September 30, 2002, as compared to $186.9 million in the nine months ended September 30, 2001, an increase of $41.5 million or 22.2%. This increase in broadcast cash flow was primarily due to an increase in net advertising revenues in the nine months ended September 30, 2002, as discussed above under “Total revenues.” Broadcast cash flow margin increased to 44.5% in the nine months ended September 30, 2002 from 39.8% in the nine months ended September 30, 2001.

Operating cash flow is defined as broadcast cash flow, as defined above, less corporate, general and administrative expenses. Operating cash flow was $214.9 million in the nine months ended September 30, 2002, as compared to $175.5 million in the nine months ended September 30, 2001, an increase of $39.4 million or 22.5%. This increase in operating cash flow was primarily due to an increase in net advertising revenues in the nine months ended September 30, 2002, as discussed above under “Total revenues.” Operating cash flow margin increased to 41.8% in the three months ended September 30, 2002 from 37.3% in the nine months ended September 30, 2001.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $139.7 million in the nine months ended September 30, 2002, as compared to $117.2 million in the nine months ended September 30, 2001, an increase of $22.5 million or 19.2%. This increase was primarily due to the increase in the Company’s revenues and net income compared to the same period in 2001, as discussed above under “Total revenues,” and “Net income.” See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

Investing Activities

Net cash used in investing activities was $19.0 million in the nine months ended September 30, 2002, as compared to $84.3 million in the nine months ended September 30, 2001, a decrease of $65.3 million or 77.5%. This decrease was primarily due to the investments made in the nine months ended September 30, 2001, in connection with the business transactions discussed below.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, NH, which is part of the Boston, MA television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s credit facility. See Note 2 of the condensed consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market, for $20 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The purchase price plus the cost of the transaction expenses were funded using the Company’s credit facility. See Note 2 of the condensed consolidated financial statements.

In May 2001, the Company invested an additional $6.0 million of cash for a total investment of $26 million in Internet Broadcasting Systems, Inc. (“IBS”). See Note 2 of the condensed consolidated financial statements. This investment was funded using the Company’s net cash provided by operating activities.

In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. See Note 2 of the condensed consolidated financial statements.

Capital expenditures were $19.0 million and $23.3 million in the nine months ended September 30, 2002 and 2001, respectively, and were funded using the Company’s net cash provided by operating activities. For the year ending December 31, 2002, the Company expects to spend approximately $29.0 million in capital expenditures. For the year ended December 31, 2001, capital expenditures were $32.3 million, including approximately (i) $18.6 million in digital conversion; (ii) $9.9 million in maintenance projects; and (iii) $3.8 million in special projects. Through September 30, 2002, the Company has spent a cumulative amount since January 1, 1998 of $50.6 million in capital expenditures related to FCC-mandated digital conversion, and in total the Company expects to spend approximately $70.0 million on conversion to digital.

Financing Activities

Net cash used in financing activities was $115.0 million in the nine months ended September 30, 2002, as compared to $34.0 million in the nine months ended September 30, 2001, an increase of $81.0 million or 238.2%. The Company used cash provided by operating activities to pay down the credit facility in the net amount of $120.0 million in the nine months ended September 30, 2002, as compared to $17.0 million in the nine months ended September 30, 2001, which was a period of significant investing activity, as described above under “Investing Activities.”

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of September 30, 2002.

On July 29, 2002, a holder of the Company’s Series A Preferred Stock, exercised his right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock. As of September 30, 2002, the Company had 9,281 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock.

On July 31, 2002, the Company redeemed its remaining outstanding Senior Subordinated Notes in the principal amount of approximately $2.6 million. The Senior Subordinated Notes were due in 2005 and bore interest at 9.75% semi-annually. In connection with the redemption, the Company paid a premium of approximately $84,000, which has been included in “Interest expense, net” in the accompanying condensed consolidated statements of operations. The redemption was funded using net cash provided by operating activities.

As of September 30, 2002, the Company’s long-term debt obligations were approximately $1.04 billion, of which approximately 85% matures after 2005. See Note 3 of the condensed consolidated financial statements. Of the Company’s long-term debt obligations as of September 30, 2002, approximately 85% bear interest at a fixed rate and 15% bear interest at a variable rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Baa3 by Moody’s Investors Service, as of September 30, 2002. Such credit ratings are considered to be investment grade.

On September 27, 2001, the Company repaid (i) $13.4 million of its 7.5% senior notes due November 15, 2027 at a discounted price of $12.0 million and (ii) $1.3 million of its 7% senior notes due January 15, 2018 at a discounted price of $1.1 million. These repayments were funded by the Company’s credit facility. The gain, net of the write-off of deferred financing fees, of $0.8 million, has been classified as a credit in “Interest expense, net” in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2001. See Note 6 of the condensed consolidated financial statements.

The Company anticipates that its primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under the existing credit facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company’s debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. The forward-looking statements contained in this report, concerning, among other things, increases in net revenues and broadcast cash flow and reductions in operating expenses, involve risks and uncertainties, and are subject to change based on various important factors, including the impact of changes in national and regional economies, the Company’s ability to service and refinance its outstanding debt, successful integration of acquired television stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, future regulatory actions and conditions in the television stations’ operating areas, competition from others in the broadcast television markets served by the Company, volatility in programming costs, the effects of governmental regulation of broadcasting, industry consolidation, technological developments, and major world news events. Other matters set forth in this report, or in the documents incorporated herein by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company’s credit facility is sensitive to changes in interest rates. As of September 30, 2002, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The Company’s disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, David J. Barrett, the Company’s President and Chief Executive Officer, and Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective.

(b) Changes in internal controls.    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

Item 5.     Other Information

In September 2002, the Federal Communications Commission (“FCC”) announced a Notice of Proposed Rule Making with respect to certain of its ownership rules, including newspaper-broadcast cross-ownership, national television station ownership cap, duopoly rules and dual network restrictions. The Company does not expect the FCC to act on these rules prior to the second quarter of 2003. Currently, the Company cannot predict the outcome of the FCC rulemaking proceeding.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel

Dated:	November 1, 2002

Name	Title	Date

/S/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 1, 2002

/S/ BRAD HINCKLEY Brad Hinckley	Corporate Controller (Principal Accounting Officer)	November 1, 2002

CERTIFICATIONS

I, David J. Barrett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hearst-Argyle Television, Inc. (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/S/ DAVID J. BARRETT
Name:	David J. Barrett
Title:	President and Chief Executive Officer

I, Harry T. Hawks, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hearst-Argyle Television, Inc. (the “registrant”);

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002

/S/ HARRY T. HAWKS
Name:	Harry T. Hawks
Title:	Executive Vice President and Chief Financial Officer