Form 10-K
period 2002-12-31
HEARST ARGYLE TELEVISION INC
filed 2003-03-31
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:    Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2717523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
888 Seventh Avenue New York, NY 10106	(212) 887-6800
(Address of principal executive Offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value $.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act  Rule 12-b2). Yes ☒ No ☐

The aggregate market value of the registrant’s voting common stock held by non-affiliates on March 18, 2003, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $611,094,241.36.

Shares of the registrant’s Common Stock outstanding as of March 18, 2003: 92,510,756 shares (consisting of 51,212,108 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

FORWARD-LOOKING STATEMENTS

THIS REPORT INCLUDES OR INCORPORATES FORWARD-LOOKING STATEMENTS. THE COMPANY HAS BASED THESE FORWARD-LOOKING STATEMENTS ON THE COMPANY’S CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS. THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, CONCERNING, AMONG OTHER THINGS, TRENDS INVOLVING NET REVENUES, CASH FLOW AND OPERATING EXPENSES, INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS, INCLUDING THE IMPACT OF CHANGES IN NATIONAL AND REGIONAL ECONOMIES, THE COMPANY’S ABILITY TO SERVICE AND REFINANCE ITS OUTSTANDING DEBT, SUCCESSFUL INTEGRATION OF ACQUIRED TELEVISION STATIONS (INCLUDING ACHIEVEMENT OF SYNERGIES AND COST REDUCTIONS), PRICING FLUCTUATIONS IN LOCAL AND NATIONAL ADVERTISING, FUTURE REGULATORY ACTIONS AND CONDITIONS IN THE TELEVISION STATIONS’ OPERATING AREAS, COMPETITION FROM OTHERS IN THE BROADCAST TELEVISION MARKETS SERVED BY THE COMPANY, VOLATILITY IN PROGRAMMING COSTS, THE EFFECTS OF GOVERNMENTAL REGULATION OF BROADCASTING, INDUSTRY CONSOLIDATION, TECHNOLOGICAL DEVELOPMENTS, AND MAJOR WORLD NEWS EVENTS. OTHER MATTERS SET FORTH IN THIS REPORT, OR IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE MAY ALSO CAUSE ACTUAL RESULTS IN THE FUTURE TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. IN LIGHT OF THESE RISKS, UNCERTAINTIES AND ASSUMPTIONS, THE FORWARD-LOOKING EVENTS DISCUSSED IN THIS REPORT MIGHT NOT OCCUR.

PART I

ITEM 1.    BUSINESS

General

Hearst-Argyle Television, Inc. (the “Company”) owns or manages 27 television stations that reach approximately 17.7% of U.S. television households, as well as two radio stations. The Company is one of the country’s largest independent, or non-network-owned, television station groups. The Company’s 12 ABC affiliated television stations cover 8.1% of U.S. television households and comprise the largest ABC affiliate group. The Company’s 10 NBC affiliated television stations cover 7.1% of U.S. television households and comprise the second largest NBC affiliate group. The Company also owns two CBS affiliated television stations and one WB station, and manages one UPN station and one independent station. The Company’s network relationships have expanded over the years to include several strategic joint ventures in the areas of programming, production, syndication, cable retransmission and the Internet, among others.

The Company provides, through its local television stations, free over-the-air programming to television viewing audiences in the communities it serves. The Company’s programming includes network produced programs, locally produced news and entertainment and acquired syndication programs. The Company’s television stations serve the public interest of the local communities in which they operate. Public service announcements, community service projects and political coverage are among the many activities in which the Company is actively engaged.

The Company’s primary source of revenue is the sale of commercial air time to its advertising customers. The Company’s objective is to meet the needs of its advertising customers by delivering mass audiences in key demographics, primarily in the top 100 U.S. markets. The Company’s strategy is to achieve this objective through leadership in local news programming and by providing compelling network and syndicated programs to its viewing audience. Our leadership in local news is driven by the journalistic excellence our stations have demonstrated in the areas of national and local event programming, breaking news, major weather stories and political coverage of issues, candidates, debates, and elections. The leadership of the Company’s television stations is measured by share of demographic audience. The Company typically ranks either first or second in local evening news in 18 of the 23 markets where the Company produces news.

In addition to offering advertising customers over-the-air commercial time, the Company offers customers a variety of marketing programs, including events, sponsorships, fairs, and Internet advertising. Each of the Company’s stations operate a local, Internet-accessed website which provides viewing audiences with additional programming content and advertising customers with an additional distribution channel to reach customers.

For the period ending December 31, 2002, the Company had revenues of $721.3 million, employed 3,179 employees and operated in 24 U.S. markets. The Company is organized under the laws of the State of Delaware and its principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, and its telephone number is (212) 887-6800. The Company’s Series A Common Stock is listed on the New York Stock Exchange under the symbol “HTV”.

Company Background

On August 29, 1997, the Company consummated a merger transaction (the “Hearst Transaction”) whereby The Hearst Corporation (“Hearst”) contributed its television broadcast group and related broadcast operations (the “Hearst Broadcast Group”) to the Company and the Company merged with a wholly-owned subsidiary of Hearst. The Company, which was formed in 1994 as a Delaware corporation under the name Argyle Television, Inc. (“Argyle”), was the surviving corporation of the merger and was renamed “Hearst-Argyle Television, Inc.” The Company began its business operations in January 1995 with the acquisition of three television stations.

Hearst entered the broadcasting business in 1928 with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In the 1930s, Hearst acquired radio station WTAE in Pittsburgh, Pennsylvania, and radio station WBAL in Baltimore, Maryland. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation’s 19th television station. That same year, WLWT-TV, in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation’s 20th television station. WDSU-TV, New Orleans, Louisiana, later to become a Company station, was also launched in 1948. In the 1950s, television licenses were granted to Hearst for WTAE-TV, Pittsburgh, Pennsylvania and WISN-TV, Milwaukee, Wisconsin. In the 1980s, Hearst acquired WDTN-TV, in Dayton, Ohio, KMBC-TV, in Kansas City, Missouri, and WCVB-TV, in Boston, Massachusetts. (WDTN-TV was exchanged for another television station in 1998 to comply with Federal Communications Commission (“FCC”) ownership rules then in effect. See “Federal Regulation of Television Broadcasting”). In the 1990s, Hearst acquired WTMV-TV (now WMOR-TV), in Tampa, Florida, and WPBF-TV, in West Palm Beach, Florida, and launched KCWB-TV (now KCWE-TV), in Kansas City, Missouri through a local marketing agreement.

Since the Hearst Transaction, the Company has acquired additional television stations through certain asset purchase, asset exchange or merger transactions, including merger transactions in 1999 with Pulitzer Publishing Company (“Pulitzer”), whereby the Company acquired Pulitzer’s nine television stations and five radio stations, and with Kelly Broadcasting Company applicable to the Company’s television stations in Sacramento, California, and an asset acquisition in 2001 of WMUR-TV, Manchester, New Hampshire (an Imes Communications television station), from WMUR-TV, Inc.

The Company also holds certain equity investments in Internet Broadcasting Systems, Inc. (“IBS”), ProAct Technologies Corp. (“ProAct”) (formerly Consumer Financial Network, Inc.) and NBC/Hearst-Argyle Syndication, LLC. The Company and IBS have formed a series of local partnerships for the development and management of local news/information/entertainment websites. ProAct provides on-line human resources support to corporations. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company as a joint venture to produce and syndicate first-run broadcast and original-for-cable programming. In addition, the Company acquired a minor interest in the Arizona Diamondbacks major league baseball team in connection with the merger transaction with Pulitzer.

As of March 18, 2003, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation (“Hearst Holdings”), and Hearst Broadcasting, Inc., a Delaware corporation (“Hearst Broadcasting”), 100% of the issued and outstanding shares of Series B Common Stock, par value $.01 per share, of the Company (the “Series B Common Stock,” and together with the Series A Common Stock, par value $.01 per share, of the Company, the “Series A Common Stock,” the “Common Stock”) and approximately 37.72% of the issued and outstanding shares of the Series A Common Stock, representing in the aggregate approximately 65.52% of the outstanding voting power of the Common Stock. On March 18, 2003, Hearst Broadcasting also owned 300,000 Series A Redeemable Convertible Preferred Securities due 2016 and 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company. Hearst Broadcasting may convert the Series A Redeemable Convertible Preferred Securities and Series B Redeemable Convertible Preferred Securities for securities of the Company that are convertible into 1,587,670 shares of the Company’s Series A Common Stock, representing in the aggregate approximately 1.69% of the outstanding voting power of the Common Stock as of March 18, 2003.

Through its ownership of the Series B Common Stock, Hearst Broadcasting is entitled to elect as a class all but two members of the Board of Directors of the Company (the “Board”). Holders of the Series A Common Stock, together with the Company’s Series A Preferred Stock, par value $.01 per share, and Series B Preferred Stock, par value $.01 per share, are entitled to elect the remaining two members of the Board. In connection with Hearst’s contribution of its broadcast group to Argyle on August 29, 1997, Hearst agreed that, for as long as it held any shares of Series B Common Stock and to the extent that Hearst during such time also held any shares of Series A Common Stock, it would vote its shares of Series A Common Stock with respect to the election of directors only in the same proportion as the shares of Series A Common Stock not held by Hearst are so voted.

The Stations

Of the 27 television stations the Company owns or manages, 20 are in the top 50 of the 210 generally recognized geographic designated market areas (“DMAs”) according to Nielsen Media Research (“Nielsen”) estimates for the 2002-2003 television broadcasting season. The Company owns 24 television stations. In addition, the Company manages three television stations (WMOR-TV in the Tampa, Florida market, WPBF-TV in the West Palm Beach, Florida market and KCWE-TV in the Kansas City, Missouri market) and two radio stations (WBAL (AM) and WIYY (FM) in Baltimore, Maryland), all of which, except KCWE-TV, are owned by Hearst. The Company’s management of KCWE-TV allows Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV (the “Missouri LMA”).

The following table sets forth certain information for each of the Company’s owned and managed television stations:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel	Digital Channel	Percentage of U.S. Television Households(3)
WCVB	Boston, MA	6	ABC	5	20	2.2%
WMUR	Manchester, NH(4)	6	ABC	9	59	—
WMOR	Tampa, FL	13	IND	32	19	1.5%
KCRA	Sacramento, CA	19	NBC	3	35	1.2%
KQCA	Sacramento, CA	19	WB	58	46	—
WESH	Orlando, FL	20	NBC	2	11	1.1%
WTAE	Pittsburgh, PA	21	ABC	4	51	1.1%
WBAL	Baltimore, MD	24	NBC	11	59	1.0%
WISN	Milwaukee, WI	31	ABC	12	34	0.8%
WLWT	Cincinnati, OH	32	NBC	5	35	0.8%
KMBC	Kansas City, MO	33	ABC	9	7	0.8%
KCWE	Kansas City, MO	33	UPN	29	31	—
WYFF	Greenville, SC	35	NBC	4	59	0.7%
WPBF	West Palm Beach, FL	39	ABC	25	16	0.7%
WDSU	New Orleans, LA	42	NBC	6	43	0.6%
KOCO	Oklahoma City, OK	45	ABC	5	7	0.6%
WXII	Greensboro, NC	46	NBC	12	31	0.6%
WGAL	Lancaster, PA	47	NBC	8	58	0.6%
KOAT	Albuquerque, NM	49	ABC	7	21	0.6%
WLKY	Louisville, KY	50	CBS	32	26	0.6%
KITV	Honolulu, HI	71	ABC	4	40	0.4%
KCCI	Des Moines, IA	72	CBS	8	31	0.4%
KETV	Omaha, NE	78	ABC	7	20	0.4%
WAPT	Jackson, MS	89	ABC	16	21	0.3%
WPTZ/WNNE	Plattsburgh, NY/ Burlington, VT	91	NBC	5/31	14/23	0.3%
KHBS/KHOG	Fort Smith/ Fayetteville, AR	108	ABC	40/29	21/15	0.2%
KSBW	Monterey-Salinas, CA	120	NBC	8	10	0.2%

	Total					17.7%

(1)	Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national “spot” and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2002-2003 season.
(2)	ABC refers to the ABC Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; WB refers to The WB Television Network; UPN refers to The United Paramount Network; CBS refers to the CBS Television Network.
(3)	Based on Nielsen estimates for the 2002-2003 season.
(4)	The Nielsen estimates group data for Manchester, NH is under the Boston DMA.

The following table sets forth certain information for each of the Company’s managed radio stations:

Market	Market Rank(1)	Station	Format
Baltimore, MD(2)	19	WBAL (AM)	News/Talk
		WIYY (FM)	Rock

(1)	Market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron’s Winter 2003 Radio Market Report.
(2)	WBAL (AM) and WIYY (FM) radio stations are managed by the Company under a management agreement with Hearst.

The Company has an option to acquire WMOR-TV and Hearst’s interests and option with respect to KCWE-TV (together with WMOR-TV, the “Option Properties”), as well as a right of first refusal with respect to WPBF-TV (if such station is proposed by Hearst to be sold to a third party). The right of first refusal and the option period for each Option Property terminate in August 2003. The purchase price for the Option Properties is the fair market value of the station as determined by the parties, or an independent third-party appraisal, subject to certain specified parameters. If Hearst elects to sell an Option Property prior to the commencement of, or during, the option period, the Company will have a right of first refusal to acquire such Option Property. The exercise of the option and the right of first refusal will be by action of the independent directors of the Company, and any option exercise may be withdrawn by the Company after receipt of the third-party appraisal.

Network Affiliations

General.    Each of the Company’s owned or managed television stations (collectively, the “Stations”) is affiliated with one of the following networks pursuant to a network affiliation agreement: ABC, NBC, CBS, UPN and WB (each, a “Network”), except WMOR-TV in Tampa, Florida, which was for two years a WB affiliate and is currently operating as an independent station. Each affiliation agreement provides the affiliated Station with the right to rebroadcast all programs transmitted by the Network with which the Station is affiliated. In return, the Network has the right to sell a substantial majority of the advertising time during such broadcasts. The long established networks have traditionally paid compensation to an affiliate in exchange for the broadcasting of network programming. In recent years, network compensation has been sharply reduced and in the future it may be eliminated. The Company’s affiliation agreements with NBC referred to below provide for compensation that is weighted toward the first part of the term and declines to zero by the end of the term. The more recently established networks (FOX, UPN, WB and PAX) generally pay little or no cash compensation for the clearance of network programming. The Company seeks to maintain business relationships with the Networks which are broader than the matters covered by the terms of the affiliation agreements. The affiliation agreements focus on specific operational matters that include provisions for renewal, term, program time periods and network compensation, among other provisions. Affiliate agreements have been modified over time to reflect the adaptation and evolution of the relationship to ensure competitiveness and viability in a very dynamic industry. With a few exceptions, the Company’s network affiliation relationships span many decades. These relationships have evolved to include new strategic partnerships and ventures, providing ongoing and mutual benefits to both the Company and its Network partners.

Twelve of the Stations have network affiliation agreements with ABC, 10 of the Stations have agreements with NBC, two of the Stations have agreements with CBS, one of the Stations has an agreement with WB and one of the Stations has an agreement with UPN. In addition, the Company’s two radio stations have an affiliation agreement with a network that provides certain content (i.e., news, sports, etc.) for the stations. The Company’s radio stations are less dependent on their affiliation agreement for programming. As noted below, the affiliation relationships for the majority of the Stations exceed 40 years duration and, for certain Stations, have continued for more than 50 years. Although the Company does not expect that its network affiliation agreements will be terminated and expects to continue to be able to renew its network affiliation agreements, no assurance can be given that such agreements will not be terminated or that renewals will be obtained on as favorable terms or at all.

ABC.    The period of affiliation, as of December 2002, for the Company’s ABC-TV Network affiliated stations is as follows: KMBC-47 years; WISN-25 years; WCVB-30 years; WTAE-44 years; KETV-45 years; KOAT-49 years; WAPT-32 years; KITV-43 years; WPBF-13 years; WMUR-48 years; KHBS/KHOG-24 years and KOCO-48 years.

The term of the affiliation agreements for the Company’s ABC-TV Network affiliated stations expire as follows: KMBC, WISN, WCVB, and WTAE-August 28, 2004; KETV and KOAT-November 1, 2004; WAPT-March 6, 2005; KITV-January 2, 2005; WPBF-August 31, 2003; WMUR-August 7, 2005; KHBS/KHOG-August 29, 2004 and KOCO-December 31, 2004. The agreements were amended in October 2002 to provide, among other things, certain modifications in the compensation package with ABC for the broadcast rights to Monday Night Football and the programming exclusivity and for KETV, KOAT, WAPT, KITV, WPBF, WMUR, KHBS/KHOG and KOCO the assignability provisions of the agreements. The Company and ABC have commenced discussions for the renewal of the affiliation agreements.

NBC.    The period of affiliation, as of December 2002, for the Company’s NBC-affiliated stations is as follows: WBAL-7 years; WLWT-54 years; WYFF-49 years; WGAL-53 years; WXII-49 years; WPTZ/WNNE-48 years; KSBW-49 years; KCRA-47 years; WESH-45 years and WDSU-54 years.

The term of each affiliation agreement with NBC for its current roster of NBC-affiliated stations—WBAL, WLWT, WYFF, WGAL, WXII, WPTZ/WNNE, KSBW, KCRA, WESH and WDSU—is for a period of nine years, six months, terminating December 31, 2009. In December 2000, the Company entered into a program development and distribution arrangement with the NBC Owned and Operated Stations and Gannett Broadcasting. That arrangement is in addition to the NBC/Hearst-Argyle Syndication, LLC formed by NBC and the Company in 2001. In addition, Internet Broadcasting Systems (IBS) provides website development and operating services to the NBC Television Stations Division (as noted above, the Company has an equity investment in IBS and IBS also provides similar services to the Company). In June 2001, the Company entered into Joint Sales Agreements with affiliates or subsidiaries of Paxson Communications Corporation (“Paxson”), pursuant to which Company stations serving Sacramento, California (KCRA-TV), Orlando, Florida (WESH-TV), New Orleans, Louisiana (WDSU-TV) and Greensboro, North Carolina (WXII-TV) provide local advertising sales and related services to the respective Paxson stations in those markets in return for compensation from Paxson. Paxson entered into separate arrangements with NBC.

CBS.    The period of affiliation, as of December 2002, for the Company’s CBS-affiliated stations is as follows: KCCI-47 years and WLKY-12 years. The term of the CBS affiliation agreements with KCCI and WLKY are for an initial term of 10 years (through June 30, 2005) and are subject to successive five year renewals unless either party gives notice of intent not to renew at least six months prior to the end of the initial or any successive term.

UPN and WB.    The period of affiliation, as of December 2002, for KCWE, the Company’s UPN affiliate, is four years and the period of affiliation for KQCA, the Company’s WB affiliate, is four years. The UPN affiliation agreement with KCWE is for an initial 10-year term (through August 31, 2008). The WB affiliation agreement with KQCA is for a term of five years (through September 30, 2003). Unlike affiliates of ABC or NBC, WB affiliates may be required to pay the network compensation based upon ratings generated by the station in return for the broadcast rights to the network’s programming. Both UPN and WB have the right to terminate their affiliation agreements in the event of a material breach of such agreement by a station and in certain other circumstances.

The Commercial Television Broadcasting Industry

General.    Commercial television broadcasting began in the United States on a regular basis in the 1940s. Currently, a limited number of channels are available for broadcasting in any one geographic area, and a license to operate a television station must be granted by the FCC. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum generally have some competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. The improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers and the expansion of cable television and satellite delivery systems, however, have reduced to some extent the VHF signal advantage. The FCC reports that as of December 31, 2002, there were 1,338 commercial television stations on the air in the United States, of which 755 were UHF and 583 were VHF.

All television stations in the country are grouped by Nielsen, a national audience measuring service, into 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each market is designated as an exclusive geographic area consisting of all counties in which the home-market commercial stations receive the greatest percentage of total viewing hours. These specific geographic markets are referred to by Nielsen as Designated Market Areas (“DMAs”). Nielsen periodically publishes data on estimated audiences for the television stations in the various markets throughout the country.

Historically, three broadcast networks—ABC, NBC and CBS—dominated broadcast television. Fox effectively has evolved into the fourth network, even though it produces less prime time programming than the other major networks. In addition, UPN, WB and, more recently, PAX have launched television networks. Stations that operate without network affiliations are referred to as “independent” stations. All of the Stations are affiliated with networks, except WMOR-TV, which is an independent station.

The affiliation by a station with a network has an impact on the composition of the station’s programming, revenues, expenses and operations, with the significance of the impact determined by the network, the station and its market. A typical affiliate of a major network receives significant programming, including prime time programming, from the network. This programming, along with network compensation, if paid, is provided to the affiliate by the network in exchange for a substantial majority of the advertising time sold during the airing of network programs. The network then sells this advertising time for its own account. Non-network programming typically consists of syndicated programs, original locally produced programs, and often most significantly, local news. The affiliate retains the revenues from time sold during breaks in and between network programs and during programs produced by the affiliate or purchased from non-network sources. In addition, a television station may acquire programming though barter arrangements. Under barter arrangements, a national program distributor may receive advertising time in exchange for the programming it supplies, with the station paying either a reduced fee or no fee for such programming.

An independent station, unlike a network-affiliated station, purchases or produces all of the programming that it broadcasts, resulting in generally higher programming costs. The independent station, however, may retain its entire inventory of advertising time and all of the revenues obtained from the sale of such inventory (subject to barter arrangements).

Television station revenues are derived primarily from local, regional and national advertising (significantly, from local news advertising) and, to a much lesser extent, from network compensation and other sources. Advertising rates are set based upon a variety of factors, including a program’s popularity among the viewers an advertiser wishes to attract, the number of advertisers competing for the available time, the size and demographic makeup of the market served by the station and the availability of alternative advertising media in the market area. Rates also are determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups that an advertiser may be targeting. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of the stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even -numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts.

Cable-originated programming is a significant competitor for viewers of broadcast television programming, although no single cable programming network regularly attains audience levels equivalent to any of the major broadcast networks and, collectively, the broadcast-originated signals still constitute the majority of viewing in most cable homes. The advertising share of cable networks has increased during the 1980s and 1990s as a result of the growth in cable penetration (the percentage of television households that are connected to a cable system), increases in made-for-cable programming and increases in cable channels or networks. Notwithstanding such increases in cable viewership and advertising, over-the-air broadcasting remains the major distribution system locally and nationally for mass market television advertising.

Competition

General.    The television broadcast industry is highly competitive. Some of the stations that compete with the Stations are owned and operated by large national or regional companies that may have greater resources, including financial resources, than the Company. Competition in the television industry takes place on three primary levels:

•	competition for audience;

•	competition for programming; and

•	competition for advertisers.

Additional factors material to a television station’s competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position.

Audience.    The Stations compete for audience on the basis of program popularity, which has a direct effect on advertising rates. A significant portion of the daily programming on the Stations is supplied by the network with which each such Station is affiliated. In time periods in which the network provides programming, the Stations are primarily dependent upon the performance of the network programs in attracting viewers. Each Station competes in non-network time periods based on the performance of its programming during such time periods, using a combination of locally-produced news, public affairs and other entertainment programming, including news and syndicated programs, that such Station believes will be attractive to viewers.

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

Other sources of competition for the Stations include home entertainment systems (including video cassette recorder and playback systems, DVDs, personal video recorders and television game devices), the Internet, multipoint distribution systems, multichannel multipoint distribution systems or “wireless cable” satellite master antenna television systems and other sources of home entertainment. The Stations also face competition from direct broadcast satellite services, such as EchoStar (DISH Network) and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. The Stations compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

Programming.    Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. The Stations compete against in-market broadcast stations for exclusive access to off-network reruns (such as Seinfeld) and first-run product (such as the Oprah Winfrey Show). Cable systems generally do not compete with local stations for programming, although various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations.

Advertising.    Broadcast television stations compete for advertising revenues with other broadcast television stations and with the print media, radio stations, Internet websites and cable system operators serving the same market. Additional competitors for advertising revenues include a variety of other media, including direct marketing. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market’s audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not generally for significant advertising dollars.

Federal Regulation of Television Broadcasting

General.    Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act of 1934”), most recently amended further by the Telecommunications Act of 1996. The Communications Act of 1934 requires the FCC to regulate broadcasting so as to serve “the public interest, convenience and necessity.” The Communications Act of 1934 prohibits the operation of television broadcasting stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to issue, renew, revoke and modify broadcasting licenses; assign frequency bands; determine stations’ frequencies, locations and power; regulate the equipment used by stations; adopt other regulations to carry out the provisions of the Communications Act of 1934; impose penalties for violation of such regulations; and, impose fees for processing applications and other administrative functions. The Communications Act of 1934 prohibits the assignment of a license or the transfer of control of a licensee without prior approval of the FCC. Under the Communications Act of 1934, the FCC also regulates certain aspects of the operation of cable television systems and other electronic media that compete with broadcast stations.

License Renewals.    The process for renewal of broadcast station licenses as set forth under the Communications Act of 1934 has undergone significant change as a result of the Telecommunications Act of 1996. Prior to the passage of the Telecommunications Act of 1996, television broadcasting licenses generally were granted or renewed for a period of five years upon a finding by the FCC that the “public interest, convenience and necessity” would be served thereby. Under the Telecommunications Act of 1996, the statutory restriction on the length of broadcast licenses has been amended to allow the FCC to grant broadcast licenses for terms of eight years. The Telecommunications Act of 1996 requires renewal of a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. Under the Telecommunications Act of 1996, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent’s application for renewal of license.

The following table provides the expiration dates for the full power station licenses of the Company’s owned and managed television stations:

Station	Market	Expiration of FCC License(1)
WCVB	Boston, MA	April 1, 2007
WMUR	Manchester, NH	April 1, 2007
WMOR	Tampa, Fl	February 1, 2005
KCRA	Sacramento, CA	December 1, 2006
KQCA	Sacramento, CA	December 1, 2006
WESH	Orlando, FL	February 1, 2005
WTAE	Pittsburgh, PA	August 1, 2007
WBAL	Baltimore, MD	October 1, 2004
KMBC	Kansas City, MO	February 1, 2006
KCWE	Kansas City, MO	February 1, 2006
WLWT	Cincinnati, OH	October 1, 2005
WISN	Milwaukee, WI	December 1, 2005
WYFF	Greenville, SC	December 1, 2004
WPBF	West Palm Beach, FL	February 1, 2005
WDSU	New Orleans, LA	June 1, 2005
WXII	Greensboro, NC	December 1, 2004
KOCO	Oklahoma City, OK	June 1, 2006
WGAL	Lancaster, PA	August 1, 2007
KOAT	Albuquerque, NM	October 1, 2006
KOCT (satellite station of KOAT)	Carlsbad, NM	October 1, 2006
KOVT (satellite station of KOAT)	Silver City, NM	October 1, 2006
WLKY	Louisville, KY	August 1, 2005
KCCI	Des Moines, IA	February 1, 2006
KITV	Honolulu, HI	February 1, 2007
KHVO (satellite station of KITV)	Hilo, HI	February 1, 2007
KMAU (satellite station of KITV)	Wailuku, HI	February 1, 2007
KETV	Omaha, NE	June 1, 2006
WAPT	Jackson, MS	June 1, 2005
WPTZ	Plattsburgh, NY	June 1, 2007
WNNE (satellite station of WPTZ)	Burlington, VT	April 1, 2007
KHBS	Fort Smith, AR	June 1, 2005
KHOG (satellite station of KHBS)	Fayetteville, AR	June 1, 2005
KSBW	Monterey-Salinas, CA	December 1, 2006

(1)	For more information, please refer to “Digital Television Service” below relating to the transition to digital television.

Ownership Regulation.    The Communications Act of 1934 and FCC rules and regulations also regulate ownership of broadcast stations. The FCC has promulgated rules that, among other things, limit the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an “attributable” interest) in broadcast stations as well as other specified media of mass communication. As detailed below, in recent years, the FCC substantially revised its multiple ownership and attribution rules. In addition, congressional actions and court decisions have compelled the FCC to further reconsider virtually all of its ownership rules. The FCC is presently conducting an omnibus ownership rulemaking proceeding, mandated by Congress and the courts, in which the local radio ownership rule, national television ownership rule, national cable ownership rule, broadcast/newspaper cross-ownership rule and dual network rule are being reviewed and may be eliminated or modified. The FCC Chairman has publicly announced his intention to act on this proceeding in the late spring of 2003. The Company cannot predict what actions the FCC will take or how any changes in the rules will impact the Company’s business. The FCC’s current broadcast ownership rules are summarized below:

Local Radio Ownership.    With respect to radio licenses, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a contour-overlap method. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. The FCC is currently considering, in the omnibus ownership proceeding, whether to further refine its approach to defining local radio markets by relying on Arbitron’s definitions rather than the contour-overlap method.

Local Market Television Ownership.    The local TV ownership rules permit parties to own two television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties in larger markets to own up to two TV stations in the same DMA so long as at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to numbers of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. “Satellite stations” that simply rebroadcast the programming of a “parent” station will continue to be exempt from the rule if located in the same DMA as the “parent” station. The local ownership rule also applies to same-market local marketing agreements (“LMAs”) involving more than 15% of the brokered station’s program time, although current LMAs entered into prior to November 5, 1996 are exempt from the local television ownership rule for a limited period of time (either two or five years) depending on the LMA’s date of adoption. Further, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a “failed” or “failing” station, or the proposed transaction would result in the construction of a new television station. The Court of Appeals for the District of Columbia ruled, in April 2002, that the FCC’s adoption of the eight voice test was arbitrary and capricious and remanded the rule for further consideration by the FCC. The FCC is presently reconsidering the local television ownership rule in its omnibus ownership rulemaking proceeding. The Company is currently in full compliance with the local television ownership rule and the Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, has been grandfathered until the conclusion of the FCC’s biennial review of its broadcast ownership rules in 2004.

National Television Ownership Cap.    On the national level, the Communications Act imposes a 35% national audience reach cap. Under the rule, no entity may have an attributable interest in television stations whose audience reach, in the aggregate, exceeds 35% of all U.S. television households. The FCC discounts the audience reach of a UHF station by 50%. For entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the station in that market only once for national cap purposes. The national cap has been challenged in the Court of Appeals for the District of Columbia. On February 19, 2002 the court ruled that the FCC had acted arbitrarily in its decision to retain the 35% national television ownership cap by failing to demonstrate adequately the continued necessity of the rule to serve the public interest. The court remanded the case to the FCC for further proceedings. The FCC is presently reconsidering the national television ownership cap in its omnibus ownership rulemaking proceeding.

Radio-Television Cross Ownership.    The so-called “one-to-a-market” rule has until recently prohibited common ownership or control of a radio station, whether AM, FM or both, and a television station in the same market, subject to waivers in some circumstances (the common ownership of Baltimore television and radio properties was grandfathered at the inception of the rule). The FCC’s new radio-television cross-ownership rule embodies a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations (if 8 full-power television stations would remain in the market post transaction) or, if permissible under the new local television ownership rule, two television stations and six radio stations. Waiver of the radio-television cross-ownership rule will be granted only under the failed station test. Unlike under the local television ownership rule, the FCC will not waive the radio-television cross-ownership rule in situations of failing or unbuilt stations. The FCC is presently reconsidering the radio-television cross-ownership rule in its omnibus ownership rulemaking proceeding.

Newspaper-Broadcast Cross-Ownership.    The FCC’s rules prohibit the licensee of an AM, FM, or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. A waiver of the newspaper cross-ownership restriction may be obtained where application of the rule would be “unduly harsh.” On September 13, 2001, the FCC issued a Notice of Proposed Rulemaking seeking comment on modification of its newspaper/broadcast crossownership rule and waiver policies. The purpose was to collect information to serve as a basis for the FCC to decide whether the 25-year-old rule should be kept, eliminated or modified to achieve its objectives of promoting media competition and diversity. The FCC has consolidated this proceeding into its current omnibus ownership rulemaking proceeding.

Dual Network Rule.    The FCC’s rule which prohibits common ownership of more than one of four major broadcast television networks (ABC, CBS, FOX and NBC) is also under review in the FCC’s omnibus ownership rulemaking proceeding.

Cable-Television Cross-Ownership.    The FCC’s rules prohibited common control of a television station and a cable television system that serves a community encompassed in whole or in part by the television station’s predicted Grade B signal contour. On February 19, 2002, the Court of Appeals for the District of Columbia vacated the FCC’s rule prohibiting the ownership of a television station and a cable system in a local market. The court held that the FCC had failed to demonstrate that the rule was necessary to serve the public interest. The FCC has indicated that it will not seek to reinstate the rule. The elimination of the rule could permit the acquisition of a network or group broadcaster by a cable MSO.

Attribution of Ownership.    Under the FCC’s attribution rules, the following relationships and interests generally are attributable for purposes of the agency’s broadcast ownership restrictions:

•	holders of 5% or more of the licensee’s voting stock;

•	all officers and directors of a licensee and its direct or indirect parent(s);

•	voting stock interests of at least 20%, if the holder is a passive institutional investor (investment companies, banks, insurance companies);

•	any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•	equity and/or debt interests which in the aggregate exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the station’s total weekly programming, or is a same-market broadcast company, cable operator or newspaper.

Importantly, all non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. It should also be noted that the single majority shareholder exemption remains in effect, having been reinstated after a successful court appeal.

Alien Ownership.    The Communications Act of 1934 restricts the ability of foreign entities or individuals to own or hold interests in broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to 20% of the capital stock of a corporate licensee. In addition, a broadcast license may not be granted to or held by any corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations, if the FCC finds that the public interest will be served by the refusal or revocation of such license. The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such corporation, and the FCC has made such affirmative finding only in limited circumstances.

Local Marketing Agreements.    Under LMAs (sometimes also referred to as Time Brokerage Agreements or TBAs) the licensee of one station provides the programming for another licensee’s station. Under the FCC’s rules, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Thus, with respect to markets in which the Company owns television stations, the Company cannot enter into an LMA with another television station in the same market if it cannot acquire that station under the local television ownership rule.

In adopting these rules concerning television LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place before November 5, 1996, were allowed to continue at least through 2004, when the FCC is again scheduled to undertake a comprehensive review and re-evaluation of its broadcast ownership rules. The Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, has been grandfathered until the conclusion of the FCC’s biennial review of its broadcast ownership rules in 2004.

Other Regulations, Legislation and Recent Developments Affecting Broadcast Stations

General.    The Communications Act of 1934 requires broadcasters to serve the “public interest.” The FCC has reduced significantly its regulation of the programming and other operations of broadcast stations, including elimination of formal ascertainment requirements and guidelines concerning the amounts of certain types of programming and commercial matter that may be broadcast. There are, however, rules and policies of the FCC and other federal agencies that regulate matters such as network-affiliate relations, cable systems’ carriage of syndicated and network programming on distant stations, political advertising practices, obscene and indecent programming, application procedures and other areas affecting the business or operations of broadcast stations.

The 1992 Cable Act.    The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) which, among other matters, includes provisions respecting the carriage of television stations’ signals by cable systems. The “must carry” provisions of the 1992 Cable Act generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also included a retransmission consent provision that prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station’s consent. The “must carry” and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. The Company has entered into an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby Lifetime has the right to negotiate the grant of retransmission consent rights on behalf of the Company’s owned and managed television stations in return for compensation to be paid to the Company by Lifetime.

Digital Television Service.    The FCC has taken a number of steps to implement digital television broadcasting service in the United States. The FCC has adopted a digital television table of allotments that provides all authorized television stations with a second channel on which to broadcast a digital television signal. The FCC has attempted to provide digital television coverage areas that are comparable to stations’ existing service areas. The FCC has ruled that television broadcast licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, NBC and Fox in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other commercial television broadcasters were required to follow suit by May 1, 2002 or secure an extension of time to begin digital broadcasting.

At present all of the Company’s DTV stations are broadcasting digitally, except WPTZ/WNNE and two of the Company’s other satellite stations. Additional construction will be required at 18 (including satellite stations) of these stations to bring them up to full maximum authorized power in addition to the main station and satellite stations for which initial construction has not been completed. From 1997 through December 31, 2002, the Company invested approximately $54.8 million in capital expenditures related to the digital conversion of its stations. The Company anticipates that it will make additional investments of approximately $15.0 million to $18.0 million by December 31, 2004 in order to complete digital conversions for all of its stations, including satellite stations. At the present time, the FCC has not set the deadline by which DTV stations must be operating at maximum authorized power. The FCC is presently considering proposed maximization deadlines in a pending rule making proceeding.

The FCC’s plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease non-digital broadcasting and return one of their two channels to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given market: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting; (ii) digital-to-analog converter technology is not available in such market; or (iii) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set. On November 8, 2001, the FCC made certain “mid–course corrections” to DTV transition deadlines and policies. The FCC adopted an order reconsidering its DTV conversion rules for television stations in several significant ways intended to get more DTV stations on the air and encourage consumer purchase of DTV receivers.

In January 2003, the FCC began a further review of the transition to digital television. The FCC is considering, among other things, the following: (i) setting July 1, 2005 (for top-four network affiliates in markets 1 through 100) and July 1, 2006 (for all other commercial and noncommercial DTV stations) as the deadlines by which stations with construction permits for maximized digital facilities must either provide service to the maximized coverage areas or lose DTV protection to the uncovered portions of those areas, and (ii) how to interpret various provisions of Balanced Budget Act of 1997 which authorizes the FCC to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel under various circumstances. In addition, the FCC has requested further comments on issues earlier raised in a December 1999 proceeding concerning the public interest obligations of television broadcast licensees. Comments in this latest DTV proceeding are due to be filed with the FCC by April 14, 2003. Reply comments are due May 14, 2003.

The implementation of digital television has and will impose substantial additional costs on television stations because of the need to replace equipment and because some stations will need to operate at higher utility cost. There can be no assurance that the Company’s television stations will be able to increase revenue to offset such costs. In addition, the Telecommunications Act of 1996 allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum for purposes other than broadcasting. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. The Company cannot predict what future actions the FCC might take with respect to digital television, nor can the Company predict the effect of the FCC’s present digital television implementation plan or such future actions on the Company’s business. The Company has incurred considerable expense in the conversion of digital television and is unable to predict the extent or timing of consumer demand for any such digital television services.

Direct Broadcast Satellite Systems.    There are currently in operation several direct broadcast satellite systems that serve the United States. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment. The Company cannot predict the impact of direct broadcast satellite systems on the Company’s business.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television network programming to 16 DBS viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. Under SHVIA, satellite carriers are permitted to retransmit local signals of television broadcasters for a period of six months from the November 29, 1999 enactment of SHVIA, without receiving retransmission consent. Satellite carriers are now required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. The agreement between the Company and Lifetime also applies to the grant of DBS retransmission consent rights, for which Lifetime will also compensate the Company. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal, beginning January 1, 2002. In addition, SHVIA extended the compulsory license allowing the satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). Certain of the Company’s stations are currently distributed by satellite.

*    *    *    *    *

The foregoing information does not purport to be a complete summary of all the provisions of the Communications Act of 1934 or the regulations and policies of the FCC thereunder or competitive media or technologies. Proposals for additional or revised regulations and requirements are pending before and are considered by Congress and federal regulatory agencies from time to time. The Company cannot predict the effect of existing and proposed federal legislation, regulations and policies on its broadcast business. Also, certain of the foregoing matters are now, or may become, the subject of court litigation, and the Company cannot predict the outcome of any such litigation or the impact on its broadcast business.

Employees

As of December 31, 2002, the Company had approximately 2,807 full-time employees and 372 part-time employees. A total of approximately 878 of the Company’s employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). The Company has not experienced any significant labor problems, and it believes that its relations with its employees are satisfactory.

Available Information

The Company maintains an Internet website at www.hearstargyle.com.

The Company makes available, free of charge, on its Internet website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such materials with, or furnishes it to, the SEC.

ITEM 2.     PROPERTIES

The Company’s principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each Station generally includes owned or leased offices, studios, transmitters and tower sites. Typically, offices and main studios are located together, while transmitters and tower sites are in a separate location that is more suitable for optimizing signal strength and coverage. Set forth below are the Stations’ principal facilities as of December 31, 2002. In addition to the property listed below, the Company and the Stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	—	Washington D.C. Office	Leased	3,191 sq. ft.
		New York Office	Leased	39,864 sq. ft.
		San Antonio Office	Leased	2,547 sq. ft.

WCVB	Boston, MA	Office and studio	Owned	90,002 sq. ft.
		Office and studio	Leased	3,617 sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.

WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.

KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	2,048 sq. ft.

WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.

WESH	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Owned	27,310 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.

WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres

KMBC	Kansas City, MO	Office and studio	Leased	58,514 sq. ft.
		Tower and transmitter	Owned	11.6 acres

WLWT	Cincinnati, OH	Office and studio	Owned	54,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres

WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter	Owned	5.5 acres

WYFF	Greenville, SC	Office and studio	Owned	60,000 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,352 sq. ft.

*	Owned by the Company in partnership with certain third parties.

Station	Location	Use	Ownership	Approximate Size

WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres

KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres

WGAL	Lancaster, PA	Studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.

WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres

WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres

KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres

KCCI	Des Moines, IA	Office and studio	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres

KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.7 acres

KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23.3 acres
		Office	Leased	597 sq. ft.

WAPT	Jackson, MS	Office and studio	Owned	10,600 sq. ft.
		Tower and transmitter	Owned	24 acres

WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	3,919 sq. ft.
		Tower and transmitter	Owned	13.4 acres

WNNE	Burlington, VT	Office and studio	Leased	5,600 sq. ft.
		Tower and transmitter	Leased	—

KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	47,004 sq. ft.
		Office and studio	Leased	1,110 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres

KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	1,150 sq. ft.

ITEM 3.    LEGAL PROCEEDINGS

From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Series A Common Stock is listed on the NYSE under the symbol “HTV.” All of the outstanding shares of the Company’s Series B Common Stock are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. The Series B Common Stock is not publicly traded. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of the Series A Common Stock on the NYSE.

	High	Low
2001
First Quarter	$24.25	$19.85
Second Quarter	23.00	18.55
Third Quarter	22.20	16.87
Fourth Quarter	21.56	16.70
2002
First Quarter	$25.87	$18.80
Second Quarter	27.76	21.67
Third Quarter	25.52	19.29
Fourth Quarter	28.48	21.52

On March 18, 2003, the closing price for the Series A Common Stock on the NYSE was $21.59, and the approximate number of shareholders of record of the Series A Common Stock at the close of business on such date was 721.

The Company has not paid any dividends on the Series A Common Stock or the Series B Common Stock since inception and does not currently expect to pay any dividends on either class in the immediate future. The Company’s credit facility (the “Credit Facility”) with a consortium of banks (led by JP Morgan Chase Bank, Bank of New York, Toronto Dominion and Bank of Montreal) limits the ability of the Company to pay dividends under certain conditions.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As discussed herein and in the notes to the accompanying consolidated financial statements, on August 29, 1997 (effective September 1, 1997 for accounting purposes), The Hearst Corporation (“Hearst”) contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. (“Argyle”) and merged the wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., “Hearst-Argyle” or the “Company”) (the “Hearst Transaction”). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition. Effective June 1, 1998, the Company exchanged its WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities (collectively “STC”) for KSBW, the NBC affiliate serving the Monterey—Salinas, California, television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, New York—Burlington, Vermont, television market (the “STC Swap”). On January 5, 1999 (effective January 1, 1999 for accounting purposes) the Company acquired, through a merger transaction, all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related Time Brokerage Agreement (“TBA”) for another station, KQCA, (the “Kelly Broadcasting Business”), and Kelleproductions, Inc. (the “Kelly Transaction”). In connection with the Kelly Transaction, the Company issued $450 million in senior notes to institutional investors, of which $340 million was issued in December 1998 and $110 million was issued in January 1999. See Note 6 to the consolidated financial statements. On March 18, 1999, the Company acquired the nine television and five radio stations (“Pulitzer Broadcasting Business”) of Pulitzer Publishing Company (“Pulitzer”) in a merger transaction (the “Pulitzer Merger”). In connection with the Pulitzer Merger, the Company issued approximately 37.1 million shares of the Company’s Series A Common Stock to the Pulitzer shareholders (the “Pulitzer Issuance”). Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, the Company drew down $725 million from its revolving credit facility (the “Financing”). On June 30, 1999 the Company issued approximately 3.7 million shares of the Company’s Series A Common Stock to Hearst for $100 million (the “Hearst Issuance”). On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV which the Company previously operated under a TBA as discussed above). On August 1, 2000, Emmis Communications Corp. (“Emmis”) began managing the Company’s radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Transaction”) under a TBA for a period of up to three years. On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, North Carolina) and WLKY-AM (Louisville, Kentucky), to Truth Broadcasting Corporation. On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three party swap (the “Phoenix/WMUR Swap”). See Note 3 to the consolidated financial statements. On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market. On August 7, 2001 (August 1, 2001 for accounting purposes), the Company contributed its production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. See Note 3 of the consolidated financial statements. On December 13, 2001, the Company sold WBOY-TV. See Note 3 of the consolidated financial statements. On December 20, 2001, the Company completed a private placement with institutional investors of $200 million principal amount of redeemable convertible preferred securities (the “Redeemable Convertible Preferred Securities”) through a subsidiary trust. See Note 9 of the consolidated financial statements.

Hearst-Argyle Television, Inc.

(In thousands, except per share data)

	Years Ended December 31,
	2002(a)	2001(b)	2000(c)	1999(d)	1998(e)
Statement of income data:
Total revenues	$721,311	$641,876	$747,281	$661,386	$407,313

Station operating expenses:
Salaries, benefits and other operating costs	331,643	323,520	325,736	300,420	173,880
Amortization of program rights	60,821	57,676	58,460	60,009	42,344
Depreciation and amortization.	43,566	129,420	125,207	108,039	36,420
Corporate, general and administrative expenses	19,650	15,817	17,281	17,034	12,635
Special charge(f)	—	—	15,362	—	—

Operating income	265,631	115,443	205,235	175,884	142,034

Interest expense, net(g)	73,443	98,725	112,086	112,025	56,829
Dividends on redeemable convertible preferred securities(h)	15,000	500	—	—	—
Other (income) expense, net(i)	(299)	(48,778)	3,930	—	—
Equity in loss of affiliates(j)	3,269	6,461	6,234	279	—

Income before income taxes	174,218	58,535	82,985	63,580	85,205

Income taxes	66,201	27,448	38,060	31,270	36,348

Net income	108,017	31,087	44,925	32,310	48,857

Less preferred stock dividends(k)	1,377	1,422	1,422	1,422	1,422

Income applicable to common stockholders	$106,640	$29,665	$43,503	$30,888	$47,435

Income per common share—basic	$1.16	$0.32	$0.47	$0.37	$0.89

Number of common shares used in the calculation	92,148	91,809	92,435	83,189	53,483

Income per common share—diluted	$1.15	$0.32	$0.47	$0.37	$0.88

Number of common shares used in the calculation	92,550	92,000	92,457	83,229	53,699

Results adjusted for SFAS 142(l):
As reported income applicable to common stockholders	$106,640	$29,665	$43,503	$30,888	$47,435
Amortization of goodwill and certain other intangibles (after tax)	—	58,656	58,755	52,393	16,192

Adjusted income applicable to common stockholders	$106,640	$88,321	$102,258	$83,281	$63,627

Adjusted income per common share—basic	$1.16	$0.96	$1.11	$1.00	$1.19

Adjusted income per common share—diluted	$1.15	$0.96	$1.11	$1.00	$1.18

Balance sheet data (at year-end):
Cash and cash equivalents	$4,442	$3,260	$5,780	$5,632	$380,980
Total assets	$3,762,925	$3,779,705	$3,817,989	$3,913,227	$1,421,140
Total debt (including current portion)	$973,499	$1,160,205	$1,448,492	$1,563,596	$842,596
Redeemable convertible preferred securities	$200,000	$200,000	N/A	N/A	N/A
Stockholders' equity	$1,579,262	$1,466,614	$1,444,376	$1,416,791	$324,390

Other Data:
Net cash provided by operating activities	$205,452	$165,853	$189,311	$138,914	$133,638
Net cash used in investing activities	$(25,928)	$(73,017)	$(62,184)	$(1,317,922)	$(47,531)
Net cash (used in) provided by financing activities	$(178,342)	$(95,356)	$(126,979)	$803,660	$282,114
Capital expenditures	$25,920	$32,331	$32,001	$52,402	$22,722
Program payments	$59,870	$57,385	$58,797	$56,402	$42,947

See accompanying notes on the following pages.

Notes to Selected Financial Data

(a)	Includes the results of the Company’s 24 television stations which were owned for the entire period presented and the management fees derived by three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by the Company for the entire period presented (hereafter the “Managed Stations”).
(b)	Includes (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of the Company’s television stations which were owned for the entire period presented; (ii) the management fees earned by the Company from the Managed Stations for the entire period presented; (iii) the Time Brokerage Agreement (“TBA”) for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV, after its acquisition by the Company, from March 28 through December 31, 2001; (v) the TBA for KTAR-AM, KMVP-AM and KKLT-FM (the “Phoenix Stations”) from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after its acquisition by the Company, from April 30 to December 13, 2001, the date of its disposition.
(c)	Includes (i) the results of 22 of the Company’s television stations which were owned for the entire period presented; (ii) the management fees earned by the Company from the Managed Stations for the entire period presented; (iii) the TBA for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by the Company, from February 1 through December 31, 2000; (iv) WLKY-AM and WXII-AM from January 1 through August 8, 2000; and (v) the Phoenix Stations from January 1 through July 31, 2000 and the TBA for the Phoenix Stations from August 1 through December 31, 2000.
(d)	Includes (i) the results of 12 of the Company’s television stations which were owned for the entire period presented; (ii) the management fee earned by the Company from the Managed Stations for the entire period presented; (iii) the results of the Kelly Broadcasting Business for the entire period presented; and (iv) the results of the Pulitzer Broadcasting Business from March 19 through December 31, 1999.
(e)	Includes: (i) the results of 10 of the Company’s television stations which were owned for the entire period presented; (ii) the management fee earned by the Company from the Managed Stations for the entire period presented; (iii) the results of WDTN and the Company’s share of the 1996 Joint Marketing and Programming Agreement relating to the television station WNAC/WPRI with the owner of another television station in the same market from January 1 through May 31, 1998; and (iv) the results of KSBW and WPTZ/WNNE from June 1 through December 31, 1998.
(f)	Represents the one-time charge resulting from the cost of the Company’s early retirement program.
(g)	On July 1, 2002 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In accordance with SFAS 145, the Company has reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon the Company’s reported net income, but resulted in a decrease of approximately $0.9 million and $4.1 million to reported Interest expense, net, in the years ended December 31, 2001 and 2000, respectively, and an increase to reported Interest expense, net, of approximately $5.1 million and $17.3 million in the years ended December 31, 1999 and 1998, respectively.
(h)	Represents dividends on Company obligated Redeemable Convertible Preferred Securities of a wholly-owned subsidiary trust of the Company holding solely parent company debentures in the amount of $200.0 million. See Note 9 of the consolidated financial statements.
(i)	In the year ended December 31, 2002, Other (income) expense, net represents an escrow closing fee paid to the Company in connection with the sale of the Phoenix stations in March 2001. In the year ended December 31, 2001, Other (income) expense, net represents the $72.6 million pre-tax gain from the sale of the Phoenix Stations, partially offset by a $23.8 million pre-tax write-down of the carrying value of some of the Company’s investments. In the year ended December 31, 2000, Other (income) expense, net represents a $4.9 million write-down of the carrying value of a portion of the Company’s investments, partially offset by the $1.1 million pre-tax gain from the sale of WXII-AM and WLKY-AM.
(j)	Represents the Company’s equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2002; (ii) the IBS/HATV LLC in the three months ended December 31, 2002, upon achievement of year-to-date profitability; and (iii) NBC/Hearst-Argyle Syndication, LLC from August 1 through December 31, 2002. See Note 3 to the consolidated financial statements.
(k)	Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.
(l)	On January 1, 2002 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. The historical results of periods prior to 2002 do not reflect the effect of SFAS 142 and, accordingly, the adjusted results for the year ended December 31, 2001 include amortization expense of $86.2 million ($58.6 million net of pro forma tax effects); the adjusted results for the year ended December 31, 2000 include amortization expense of $84.2 million ($58.8 million net of pro forma tax effects); the adjusted results for the year ended December 31, 1999 include amortization expense of $73.0 million ($52.4 million net of pro forma tax effects); and the adjusted results for the year ended December 31, 1998 include amortization expense of $19.7 million ($16.2 million net of pro forma tax effects). In all periods presented, the adjusted results present net income applicable to common stockholders and income per common share (basic and diluted), as if SFAS 142 had been implemented on January 1, 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”) in exchange for a management fee. See Note 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

The Company’s management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to allowances for doubtful accounts, program rights, barter and trade transactions, useful lives of property, plant and equipment, intangible assets, carrying value of investments, accrued liabilities, contingent liabilities, income taxes, pension benefits, and fair value of financial instruments and stock options. Management bases its estimates on historical experience and on various other assumptions, which management believes to be reasonable under the circumstances. Had management used different assumptions in determining its estimates, the Company’s results may have varied. The different types of estimates that are required to be made by management in the preparation of the Company’s consolidated financial statements vary significantly in the level of subjectivity involved in their determination. Management has identified the estimates below as those which contain a relatively higher level of subjectivity in their determination and therefore could have a more material effect upon the Company’s reported results had management used different assumptions.

Impairment Testing of Intangible Assets—In performing its annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, management must make a significant number of assumptions and estimates in applying a fair value based test. To assist in this process, the Company utilizes the services of an independent valuation consulting firm. See Note 4 of the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses included future market revenue growth, operating profit margins, cash flow multiples, market revenue share, and the Company’s weighted-average cost of capital, among others. Furthermore, the impairment testing for FCC licenses required management to identify and value a number of previously unrecognized intangible assets in an allocation of fair values consistent with the purchase price allocation method prescribed by SFAS 142 and relevant pronouncements of the Emerging Issues Task Force. Upon adoption of SFAS 142 on January 1, 2002, the Company completed its impairment review and found no impairment to the carrying value of goodwill or FCC licenses. For the year ended December 31, 2002, the Company completed its impairment review during the fourth quarter of 2002 and found no impairment to the carrying value of goodwill or FCC licenses. Had management utilized either a different valuation technique or different assumptions or estimates, the carrying values of the Company’s goodwill and FCC licenses as of January 1, 2002 and December 31, 2002 may have been different. Management considers the assumptions used in its impairment testing of intangible assets to be reasonable.

Investment Carrying Values—The Company has investments in nonconsolidated affiliates, which are accounted for under the equity method if the Company’s equity interest is from 20% to 50%, and under the cost method if the Company’s equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. Management reviews the carrying value of investments on an ongoing basis and adjusts them to reflect net realizable value, where necessary. See Note 3 of the consolidated financial statements. As part of its analysis and determination of the net realizable value of investments, management must make assumptions and estimates regarding expected future cash flows, which involves assessing the financial results, forecasts, and strategic direction of the investee companies. In addition, management must make assumptions regarding discount rates, market growth rates, revenue multiples, comparable company valuations and other factors. Had management utilized different assumptions and estimates in its assessment of the net realizable value of investments, the carrying values of the Company’s investments as of December 31, 2002 may have been different. Management considers the assumptions used in its determination of investment carrying values to be reasonable.

Pension Assumptions—In computing projected benefit obligations and pension expense, management is required to make a number of assumptions. To assist in this process, the Company uses the services of an independent consulting firm. See Note 16 of the consolidated financial statements. To compute the Company’s projected benefit obligations as of December 31, 2002, the Company used a discount rate of 6.88%, an expected long-term rate of return on plan assets of 9.0%, and a rate of compensation increase of 4.0%. In determining the discount rate assumption of 6.88%, the Company used a measurement date of September 30, 2002 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Hearst-Argyle pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute the Company’s pension expense in the year ended December 31, 2002, the Company used a discount rate of 7.5%, an expected long-term rate of return on plan assets of 9.0%, and a rate of compensation increase of 5.5%. To determine the discount rate assumption of 7.5%, the Company used a rate approximating the Moody’s Aa rate as of a measurement date of September 30, 2001. The expected long-term rate of return on plan assets assumption of 9.0% is based on the weighted average expected long-term returns for the funds invested as of a measurement date of September 30, 2001. Management considers the assumptions used in its determination of projected benefit obligations and pension expense to be reasonable. In calculating the Company’s pension expense for the year ending December 31, 2003, management anticipates using an assumed expected long-term rate of return of 8.0%. Management considers the assumptions used in its determination of projected benefit obligations and net pension cost to be reasonable.

Pension Assumptions Sensitivity Analysis

The weighted-average assumptions used in computing the Company’s net pension cost and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension cost and projected benefit obligation, respectively, in the year ended and as of December 31, 2002:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long- term rate of return	Rate of compensation increase	Discount Rate	Expected long- term rate of return	Rate of compensation increase
	(In thousands)

Net pension cost	$(1,982)	$(1,175)	$531	$1,598	$1,175	$(460)
Projected benefit obligation	$(14,555)	$—	$2,219	$17,034	$—	$(1,696)

Management has identified the accounting policies below as critical to the Company’s business operations and the understanding of its results of operations. See Note 2 to the consolidated financial statements.

Revenue Recognition—The Company’s primary source of revenue is television advertising. Other sources include network compensation and other revenues. Advertising revenues and network compensation together represented approximately 97% of the Company’s total revenues in each of the years ended December 2002, 2001 and 2000.

•	Advertising Revenues. Advertising revenues are recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenues are included in advertising revenues and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” below.

•	Network Compensation. Twelve of the Company’s stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when the Company’s station broadcasts specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to the Company’s stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.

•	Other Revenues. The Company generates revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”) (see Note 14 to the consolidated financial statements); (ii) services revenue from Lifetime Entertainment Services (see Note 14 to the consolidated financial statements); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company’s towers; and (v) other miscellaneous revenues, such as licenses and royalties.

Accounts Receivable—The Company monitors advertisers’ credit worthiness and adjusts credit limits as deemed appropriate. The Company monitors collections and maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

Program Rights—Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Costs of off-network syndicated products, first run programming, feature films, and cartoons are amortized on the future number of showings on an accelerated basis, contemplating the estimated revenue to be earned per showing, but generally not exceeding five years.

Barter and Trade Transactions—Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial airtime relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized.

Intangible Assets—Intangible assets are recorded at cost and include FCC licenses, network affiliations, goodwill, and other intangible assets such as favorable leases. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead it performs a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with the adoption of SFAS 142, the Company’s amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $86.2 million annually. See Note 4 of the consolidated financial statements. For the year ended December 31, 2002, the Company completed its annual impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter of 2002. The Company used a fair value approach in accordance with SFAS 142 and found no impairment to goodwill or indefinite-lived intangible assets. Had management used different assumptions in developing its estimates, the Company’s results may have varied. Management considers the assumptions used in its estimates to be reasonable. The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, the Company determined the remaining useful life of its network affiliation intangible assets to be approximately 28.5 years. The Company amortizes favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Prior to the adoption of SFAS 142 on January 1, 2002, the Company amortized goodwill and intangible assets over periods ranging from three to 40 years. The recoverability of the carrying values of goodwill and intangible assets was evaluated quarterly to determine if an impairment in value had occurred. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-lived Assets, an impairment in value was considered to have occurred when it has been determined that the undiscounted future operating cash flows generated by the acquired business were not sufficient to recover the carrying value of an intangible asset. If it had been determined that an impairment in value had occurred, goodwill and intangible assets would have been written down to an amount equivalent to the present value of the estimated undiscounted future operating cash flows to be generated by the acquired business. At December 31, 2001, it was determined that there had been no impairment of intangible assets.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax expense was approximately $66.2 million or 38.0% of pre-tax income in the Company’s consolidated statement of income for the year ended December 31, 2002. Deferred tax assets were approximately $2.9 million and deferred tax liabilities were approximately $844.8 million as of December 31, 2002 (see Note 8 of the consolidated financial statements). The Company’s estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are set forth in Note 8 of the consolidated financial statements. These estimates reflect the Company’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability. Actual income taxes could vary from such estimates as a result of future changes in income tax law or reviews by the Internal Revenue Service or other tax authorities.

Related Party Transactions—The Company has Management and Services Agreements as well as a series of other related agreements with Hearst. Revenues and expenses recorded by the Company in connection with such agreements amounted to less than 1% of the Company’s total revenues and less than 1% of the Company’s operating expenses in each of the years ended December 2002, 2001 and 2000. See Note 14 to the consolidated financial statements for more information on these and other related party transactions.

Purchase Accounting—The Company’s policy for allocating the purchase price in a purchase transaction is to identify and determine the fair value of all acquired assets (tangible and intangible) and assumed liabilities, in accordance with Accounting Principles Board (“APB”) No. 16, Business Combinations, and SFAS No. 141, Business Combinations. The Company utilizes the services of an independent valuation consulting firm for the purpose of establishing the fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable sales approach. Identified intangible assets are valued at estimated fair value. The cash flow assumptions and discount rates utilized to determine fair values vary according to a variety of factors, such as a specific station’s geographical location, demographics of markets served, existing market conditions, growth potential, network affiliation, whether a station is VHF or UHF, existing program assets, and the Company’s current cost of capital.

Off-Balance Sheet Financings and Liabilities—Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at December 31, 2002, and employment contracts for key employees, all of which are disclosed in Note 15 to the consolidated financial statements, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any special-purpose entities that are not reflected in the consolidated financial statements.

Significant Business Transactions

During the three-year period ended December 31, 2002, the Company was involved in the following significant transactions:

•	On January 31, 2000, the Company exercised its fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California). The Company was previously programming and selling airtime of KQCA-TV under a Time Brokerage Agreement (“TBA”). See Note 3 to the consolidated financial statements.

•	On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, North Carolina) and WLKY-AM (Louisville, Kentucky), to Truth Broadcasting Corporation for $3.5 million. See Note 3 to the consolidated financial statements.

•	On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix Transaction”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) and purchased WMUR-TV from WMUR-TV, Inc. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a TBA since August 1, 2000 and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 3 to the consolidated financial statements.

•	In May 2001, the Company invested an additional $6 million in Internet Broadcasting Systems, Inc. (“IBS”), thereby increasing the Company’s original $20 million investment in IBS made in December 1999 and bringing the Company’s total investment in IBS to $26 million. With IBS, the Company and other broadcasters have invested in the development and management of local news/information/entertainment websites. As of December 31, 2002 the Company had an approximate 24% equity interest in IBS and a 49.9% equity interest in the IBS/HATV LLC. See Note 3 to the consolidated financial statements.

•	On August 7, 2001 (August 1, 2001 for accounting purposes), the Company contributed its production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a joint venture between NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. See Note 3 to the consolidated financial statements.

•	On December 13, 2001, the Company sold WBOY-TV, an NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million. This station was previously acquired on April 20, 2001 from WBOY-TV, Inc. for $20 million. See Note 3 to the consolidated financial statements.

•	On December 20, 2001, a consolidated subsidiary trust of the Company completed a private placement of redeemable convertible preferred securities (“Redeemable Convertible Preferred Securities”) in the amount of $200 million (the “Trust Preferred Transaction”). Such proceeds were utilized by the Company to reduce outstanding debt. See Note 9 to the consolidated financial statements.

•	During the years 2000 and 2001, the Company directly or indirectly entered into several strategic agreements with NBC, including:

(i)	On July 20, 2000, the NBC Television Network and the Company renewed for an additional ten years an affiliation agreement covering all ten of the NBC-affiliated stations owned by the Company. The agreement provides the affiliate stations with the right to rebroadcast programs transmitted by NBC.

(ii)	On December 6, 2000, the Company entered into a program development and distribution arrangement with the NBC Owned and Operated Stations and Gannett Broadcasting.

(iii)	On October 25, 2001, IBS, in which the Company holds an equity interest of approximately 24%, and the NBC Television Stations Division (“NBC TVSD”) reached an agreement wherein IBS would provide website development and operating services to the NBC TVSD.

Results of Operations

Results of operations for the year ended December 31, 2002 include the results of the Company’s 24 television stations which were owned for the entire period presented and the management fees derived by the three television and two radio stations managed by the Company for the entire period presented.

Results of operations for the year ended December 31, 2001 include: (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of the Company’s television stations which were owned for the entire period presented; (ii) the management fees earned by the Company from the three television and two radio stations managed by the Company for the entire period presented; (iii) the Time Brokerage Agreement (“TBA”) for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV, after its acquisition by the Company, from March 28 through December 31, 2001; (v) the TBA for KTAR-AM, KMVP-AM and KKLT-FM (the “Phoenix Stations”) from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after its acquisition by the Company, from April 30 to December 13, 2001, the date of its disposition.

Year Ended December 31, 2002

Compared to Year Ended December 31, 2001

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenues, which represent less than 4% of total revenues. See “Revenue Recognition” under Note 2 of the consolidated financial statements. Total revenues in the year ended December 31, 2002 were $721.3 million, as compared to $641.9 million in the year ended December 31, 2001, an increase of $79.4 million or 12.4%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $67.6 million; (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive, movies, and financial services categories; and (iii) an increase in net advertising revenues resulting from the carriage of the Olympics on the Company’s ten owned NBC affiliates during the first quarter of 2002.

The Company’s net political and Olympic advertising revenues are likely to continue to be higher in even-numbered years (such as 2002), when demand for advertising increases as a result of candidates running for political office and the broadcasting of the Olympics. During the year ended December 31, 2001, the Company’s television stations lost expected net advertising revenues of (i) approximately $4.7 million due to the suspension of advertising-supported commercial programming as a result of around-the-clock news coverage in the days following the terrorist attacks on September 11, 2001; (ii) approximately $7.0 million due to cancellations by advertisers in September 2001; and (iii) an estimated $10.0 million of net revenues lost in the fourth quarter of 2001 in the aftermath of September 11th.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $331.6 million in the year ended December 31, 2002, as compared to $323.5 million in the year ended December 31, 2001, an increase of $8.1 million or 2.5%. This increase was primarily due to (i) an increase in commissions and bonuses related to the increase in the Company’s advertising revenues, as discussed above under “Total revenues”; (ii) an increase in insurance costs; and (iii) an increase in employee benefits and pension expenses.

Amortization of program rights.    Amortization of program rights was $60.8 million in the year ended December 31, 2002, as compared to $57.7 million in the year ended December 31, 2001, an increase of $3.1 million or 5.4%. This increase was primarily due to new program rights acquisitions at the Company’s television stations in the Sacramento, California and the Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization.    Depreciation and amortization was $43.6 million in the year ended December 31, 2002, as compared to $129.4 million in the year ended December 31, 2001, a decrease of $85.8 million or 66.3%. This decrease in depreciation and amortization expense was primarily due to the Company’s adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives (FCC licenses) no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 4 of the consolidated financial statements. Depreciation expense was $41.1 million in the year ended December 31, 2002, as compared to $40.7 million in the year ended December 31, 2001, an increase of $0.4 million or 1.0%.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $19.7 million in the year ended December 31, 2002, as compared to $15.8 million in the year ended December 31, 2001, an increase of $3.9 million or 24.7%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; (ii) an increase in incentive compensation expense, which was significantly lower in 2001 as a result of the adverse effect upon the Company’s financial performance from the events of September 11th and the downturn in the U.S. economy; and (iii) an increase in professional fees.

Operating income.    Operating income was $265.6 million in the year ended December 31, 2002, as compared to $115.4 million in the year ended December 31, 2001, an increase of $150.2 million or 130.2%. This net increase in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $73.4 million in the year ended December 31, 2002, as compared to $98.7 million in the year ended December 31, 2001, a decrease of $25.3 million or 25.6%. This decrease was primarily due to a lower outstanding debt balance in the year ended December 31, 2002 as compared to the same period in 2001. The Company’s long-term debt balance as of December 31, 2002 was approximately $0.97 billion, as compared to approximately $1.16 billion as of December 31, 2001. Interest expense, net, included approximately $0.7 million of interest income in the year ended December 31, 2002 and approximately $0.6 million in the year ended December 31, 2001. See Note 6 of the consolidated financial statements. In connection with the Company’s adoption of SFAS 145 on July 1, 2002, the Company has reclassified certain amounts reported in prior periods that were previously reported as extraordinary items, net of related income taxes, as Interest expense, net, in the consolidated statements of income. Accordingly, the Company has reclassified approximately $0.9 million to Interest expense, net in the year ended December 31, 2001.

Dividends on redeemable convertible preferred securities.    Dividends on redeemable convertible preferred securities were $15 million in the year ended December 31, 2002, as compared to $0.5 million in the year ended December 31, 2001. The dividends are accrued quarterly in the amount of $3.75 million in connection with the private placement of redeemable convertible preferred securities in the amount of $200.0 million by a consolidated subsidiary trust of the Company in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under its credit facility.

Other (income) expense, net.    Other (income) expense, net, was income of $0.3 million in the year ended December 31, 2002, as compared to income, net of $48.8 million in the year ended December 31, 2001. Other (income) expense, net, recorded in the year ended December 31, 2002 represented an escrow closing fee paid to the Company by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. Other (income) expense, net, recorded in the year ended December 31, 2001 represented a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by write-downs of $5.1 million and $18.8 million of the carrying value of the Company’s investments in Geocast and ProAct, respectively. See Note 3 of the consolidated financial statements.

Equity in loss of affiliates.    Equity in loss of affiliates was $3.3 million in the year ended December 31, 2002, as compared to $6.5 million in the year ended December 31, 2001, a decrease of $3.2 million or 49.2%. See Note 3 of the consolidated financial statements. This decrease was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“IBS”). The Company’s share in the financial results of IBS entities was a net loss of approximately $1.4 million in the year ended December 31, 2002, as compared to a net loss of approximately $5.8 million in the year ended December 31, 2001. The Company’s share in the financial results of NBC/HATV Syndication LLC was a net loss of approximately $1.9 million in the year ended December 31, 2002, as compared to a net loss of approximately $0.7 million in the year ended December 31, 2001.

Income taxes. Income tax expense was $66.2 million in the year ended December 31, 2002, as compared to $27.4 million in the year ended December 31, 2001, an increase of $38.8 million or 141.6%. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the year ended December 31, 2002. The effective tax rate was 38.0% in the year ended December 31, 2002, as compared to 47.0% in the year ended December 31, 2001. This decrease in the effective tax rate was primarily attributable to the Company’s adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Note 4 of the consolidated financial statements. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income.    Net income was $108.0 million in the year ended December 31, 2002, as compared to $31.1 million in the year ended December 31, 2001, an increase of $76.9 million or 247.3%. This increase was due to the items discussed above, primarily (i) an increase of $150.2 million in Operating income and (ii) a decrease of $25.3 million in Interest expense, net; partially offset by (iii) an increase of $14.5 million in dividends on redeemable convertible preferred securities and (iv) a $48.5 million decrease in Other (income) expense, net, in the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Year Ended December 31, 2001

Compared to Year Ended December 31, 2000

Total revenues.    Total revenues includes (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues, which represent less than 4% of total revenues. See “Revenue Recognition” under Note 2 of the consolidated financial statements. Total revenues in the year ended December 31, 2001 were $641.9 million, as compared to $747.3 million in the year ended December 31, 2000, a decrease of $105.4 million or 14.1%. This decrease was primarily attributable to (i) the negative effects of the economic recession in the United States during the year 2001 on total advertising expenditures, particularly impacting categories such as automotive, Internet, telecommunications, consumer products, financial institutions and fast foods in the year ended December 31, 2001; (ii) a decrease in net political advertising revenues of approximately $44.5 million in the year ended December 31, 2001, due to the absence of Congressional elections in that year; (iii) the absence in the year ended December 31, 2001 of incremental advertising revenues resulting from the broadcast of the Summer Olympics in Sydney, Australia on the Company’s ten owned NBC affiliates in the year ended December 31, 2000; (iv) the absence in the year ended December 31, 2001 of incremental advertising revenues resulting from the broadcast of the Super Bowl on the Company’s ten owned ABC affiliates in the year ended December 31, 2000; (v) the loss of approximately $4.7 million in expected advertising revenues during the week of September 11, 2001 due to the suspension of advertising-supported commercial programming as a result of around-the-clock news coverage; (vi) the loss of approximately $7.0 million in expected advertising revenues in September of 2001 due to advertiser cancellations; and (vii) an estimated $10.0 million of net revenues lost in the fourth quarter of 2001 in the aftermath of September 11th.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs in the year ended December 31, 2001 were $323.5 million, as compared to $325.7 million in the year ended December 31, 2000, a decrease of $2.2 million or 0.7%. This decrease was primarily attributable to cost savings initiatives implemented in 2001, partially offset by (i) a net increase of approximately $3.5 million in the allowance for doubtful accounts and (ii) approximately $0.5 million of incremental costs associated with the coverage of the events in New York, Washington, D.C. and Pennsylvania during the week of September 11, 2001.

Amortization of program rights.    Amortization of program rights in the year ended December 31, 2001 was $57.7 million, as compared to $58.5 million in the year ended December 31, 2000, a decrease of $0.8 million or 1.4%.

Depreciation and amortization.    Depreciation and amortization of intangible assets was $129.4 million in the year ended December 31, 2001, as compared to $125.2 million in the year ended December 31, 2000, an increase of $4.2 million or 3.4%. This increase was primarily attributable to (i) increased capital expenditures in 2001 and 2000 related to digital conversions and (ii) increased amortization expense from the exchange of the Phoenix Stations for WMUR and the acquisition of WBOY. See “Significant Business Transactions” above.

Corporate, general and administrative expenses.    Corporate general and administrative expenses were $15.8 million in the year ended December 31, 2001, as compared to $17.3 million in the year ended December 31, 2000, a decrease of $1.5 million or 8.7%. This decrease was primarily attributable to cost savings initiatives implemented in 2001 and a decrease in incentive compensation expense due to the Company’s lower operating results in 2001 as compared to 2000.

Special charge.    The Company recorded a special charge of $15.4 million in the year ended December 31, 2000. This special charge represented a one-time charge resulting from the cost of the Company’s Incentive Retirement Program. See Note 16 to the consolidated financial statements.

Operating income.    Operating income was $115.4 million in the year ended December 31, 2001, as compared to $205.2 million in the year ended December 31, 2000, a decrease of $89.8 million or 43.8%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net, was $98.7 million in the year ended December 31, 2001, as compared to $112.1 million in the year ended December 31, 2000, a decrease of $13.4 million or 12.0%. This decrease was primarily attributable to (i) a lower average outstanding debt balance in the year 2001 than in the year 2000; (ii) a decrease in interest rates, which impacted the variable rate portion of the Company’s credit facility; partially offset by (iii) the write-off of approximately $1.3 million of unamortized deferred financing costs associated with management’s election not to renew the $250 Million Facility on April 10, 2000. See Note 6 to the consolidated financial statements. In connection with the Company’s adoption of SFAS 145 on July 1, 2002, the Company has reclassified certain amounts reported in prior periods that were previously reported as extraordinary items, net of related income taxes, as Interest expense, net in the consolidated statements of income. Accordingly, the Company has reclassified approximately $0.9 million and $4.1 million to Interest expense, net in the years ended December 31, 2001 and 2000, respectively.

Dividends on redeemable convertible preferred securities.    Dividends on redeemable convertible preferred securities were $0.5 million in the year ended December 31, 2001, as compared to none in the year ended December 31, 2000. The dividends are accrued quarterly in the amount of $3.75 million in connection with the private placement of redeemable convertible preferred securities in the amount of $200.0 million by a consolidated subsidiary trust of the Company in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under its credit facility.

Other (income) expense, net.    In the year ended December 31, 2001, the Company recorded a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by a $5.1 million and $18.8 million write- down of the carrying value of the Company’s investments in Geocast Network Systems, Inc. (“Geocast”) and ProAct Technologies Corporation (“ProAct”), respectively. In the year ended December 31, 2000, the Company recorded a $4.9 million write-down of the carrying value of the Company’s investment in Geocast, which was partially offset by a $1.1 million gain from the sale of WXII-AM and WLKY-AM.

Equity in loss of affiliates.    The Company recorded equity losses of affiliates of $6.5 million in the year ended December 31, 2001, as compared to $6.2 million in the year ended December 31, 2000, an increase of $0.3 million or 4.8%. See Note 3 of the consolidated financial statements. The Company’s share in the financial results of IBS entities was a net loss of approximately $5.8 million in the year ended December 31, 2001, as compared to a net loss of approximately $6.2 million in the year ended December 31, 2000. The Company’s share in the financial results of NBC/HATV Syndication LLC was a net loss of approximately $0.7 million in the year ended December 31, 2001.

Income taxes.    Income tax expense was $27.4 million in the year ended December 31, 2001, as compared to $38.1 million in the year ended December 31, 2000, a decrease of $10.7 million or 28.1%. The effective tax rate was 47% for the year ended December 31, 2001, as compared to 46.2% for the year ended December 31, 2000. This represents federal and state income taxes as calculated on the Company’s net income before income taxes.

Net income.    Net income was $31.1 million in the year ended December 31, 2001, as compared to net income of $44.9 million in the year ended December 31, 2000, a decrease of $13.8 million or 30.7%. This decrease in net income was attributable to the items discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was approximately $205.5 million, $165.9 million and $189.3 million in the years ended December 31, 2002, 2001, and 2000, respectively. The increase of net cash provided by operating activities of $39.6 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to the increase in the Company’s revenues and net income, as discussed above under “Total revenues,” and “Net income.” The decrease of cash provided by operating activities of $23.4 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to the decrease in the Company’s revenues and net income, as discussed above under “Total revenues,” and “Net income.”

Investing Activities

Net cash used in investing activities was approximately $25.9 million, $73.0 million and $62.2 million in the years ended December 31, 2002, 2001, and 2000, respectively. This decrease in net cash used in investing activities in the year ended December 31, 2002 as compared to the years ended December 31, 2001 and 2000 was primarily due to the investments made in years ended December 31, 2001 and 2000, in connection with the business transactions discussed below.

In February 2000, the Company invested $8 million in Geocast Network Systems, Inc. (“Geocast”), bringing the Company’s total to $10 million for an equity interest in Geocast. In March 2000, the Company invested $25 million in ProAct Technologies Corporation (“ProAct”) for an equity interest in ProAct. In May 2001, the Company invested $6 million in Internet Broadcasting Systems, Inc. (“IBS”), bringing the Company’s total investment to $26 million for an equity interest in IBS. These equity investments were primarily funded by net cash provided by operating activities and through the Company’s Credit Facility. See Note 3 to the consolidated financial statements for subsequent adjustments to the carrying value of these investments. See Note 6 of the consolidated financial statements.

In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. See Note 3 of the consolidated financial statements.

On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s Credit Facility. See Notes 3 and 6 of the consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc. the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million (the “WBOY Acquisition”), plus a working capital adjustment of $0.7 million and transaction expenses. On December 13, 2001, the Company subsequently sold WBOY-TV for approximately $20 million. The original purchase price and the eventual sales proceeds were funded and repaid using the Company’s Credit Facility. See Notes 3 and 6 of the consolidated financial statements.

Capital expenditures were $25.9 million, $32.3 million, and $32.0 million in the years ended December 31, 2002, 2001 and 2000, respectively, and were funded using the Company’s net cash provided by operating activities and through the Company’s Credit Facility. In the year ended December 31, 2002, the Company invested approximately (i) $15.4 million in digital conversions; (ii) $5.4 million in maintenance projects; and (iii) $5.1 million in special projects. In the year ended December 31, 2001, the Company invested approximately (i) $18.6 million in digital conversions; (ii) $9.9 million in maintenance projects; and (iii) $3.8 million in special projects. In the year ended December 31, 2000, the Company invested approximately (i) $6.5 million in digital conversions; (ii) $22.4 million in maintenance projects; and (iii) $3.1 million in special projects. For the year ending December 31, 2003, the Company expects to spend approximately $30.0 million in capital expenditures, including approximately (i) $5.0 million in digital projects; (ii) $15.0 million in maintenance projects; and (iii) $10.0 million in special projects. Since 1997 through December 31, 2002, the Company has invested approximately $54.8 million in capital expenditures related to digital conversions, as mandated by the Federal Communications Commission (“FCC”). The Company anticipates that it will make additional investments of approximately $15.0 to $18.0 million by December 31, 2004 in order to complete digital conversions for all of its stations, including satellite stations.

Financing Activities

Net cash used in financing activities was approximately $178.3 million, $95.4 million, and $127.0 million in the years ended December 31, 2002, 2001 and 2000, respectively. The Company used cash provided by operating activities to pay down the credit facility in the net amount of $184.0 million in the year ended December 31, 2002, as compared to $76.2 million in the year ended December 31, 2001. The increase in net cash used in financing activities of $82.9 in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to a net increase in pay-downs to the Credit Facility, from net cash provided by operating activities, of approximately $107.8 million in 2002 as compared to 2001 and an increase in proceeds from stock option exercises of approximately $7.9 million. This increase was partially offset by the fact that in 2001 the Company used net cash of $4.1 million and $15.4 million for Series A Common Stock repurchases and repayments on the Company’s Senior Notes, respectively. The decrease in net cash used in financing activities of $31.6 million in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was primarily due to decreases in net cash used of $14.4 million and $29.0 million for Series A Common Stock repurchases and repayments on the Company’s Senior Notes, respectively, in the years ended December 31, 2001 as compared to 2000.

Long-term debt outstanding at December 31, 2002 and 2001, and the net decreases to long-term debt in the year ended December 31, 2002 were as follows (in thousands):

	Credit Facility	Senior Notes	Private Placement Debt	Senior Subordinated Notes	Capital Lease Obligations	Total
Balance 12/31/01	$275,000	$432,110	$450,000	$2,596	$389	$1,160,095
Decreases:
Net pay-down with cash flow from operating activities	(184,000)	—	—	(2,596)	—	(186,596)
Reclassification to current portion	—		—	—	(121)	(121)

Balance 12/31/02	$91,000	$432,110	$450,000	$—	$268	$973,378

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2002. As of December 31, 2002, the Company’s long-term debt obligations were approximately $973.4 million, of which approximately 91% matures after 2005. See Note 6 of the consolidated financial statements. Of the Company’s long-term debt obligations as of December 31, 2002, approximately 91% bear interest at a fixed rate and approximately 9% bear interest at a variable rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Baa3 by Moody’s Investors Service, as of December 31, 2002. Such credit ratings are considered to be investment grade.

On April 12, 1999, the Company retired its existing $1 billion revolving credit facility and replaced it with two new revolving credit facilities (the “New Credit Facilities”) with a consortium of banks led by JP Morgan Chase Bank, Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the “$1 Billion Facility”) and a $250 million revolver/term loan (the “$250 Million Facility”). Management elected to cancel the $250 Million Facility on April 10, 2000. On August 15, 2001, the Company exercised its contractual right to reduce the lender commitments of the $1 Billion Facility to $750 million (hereafter, the “Credit Facility”). The Credit Facility, which had an outstanding balance of $91.0 million and $275.0 million at December 31, 2002 and 2001, respectively, will mature on April 12, 2004. Management intends to renew the Company’s existing Credit Facility or enter into a new facility and is currently evaluating its options.

During 2000, the Company repaid (i) $28.0 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $24.8 million, and (ii) $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $19.6 million. These repayments were funded by the Company’s existing credit facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. See Note 6 of the consolidated financial statements. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $4.1 million, before income tax expense, which was reclassified as Interest expense, net, in the accompanying consolidated statement of income in the year ended December 31, 2000, in accordance with SFAS 145. See Note 2 under “New Accounting Pronouncements” of the consolidated financial statements.

On December 20, 2001, a consolidated subsidiary trust of the Company completed a private placement of redeemable convertible preferred securities (“Redeemable Convertible Preferred Securities”) in the amount of $200.0 million (the “Trust Preferred Transaction”). The net proceeds from the private placement were approximately $194.8 million, net of approximately $5.2 million of issuance costs. The net proceeds were utilized by the Company to reduce outstanding borrowings under the Credit Facility, thereby reducing the Company’s overall debt leverage ratio and future interest expense. See Notes 6 and 9 of the consolidated financial statements.

During 2001, the Company repaid (i) $1.3 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $1.1 million, and (ii) $15.9 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $14.3 million. These repayments were funded by the Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $0.9 million, before income tax expense, which was reclassified as a reduction to Interest expense, net, in the accompanying consolidated statement of income for the year ended December 31, 2001, in accordance with SFAS 145. See Note 2 under “New Accounting Pronouncements” of the consolidated financial statements.

On July 29, 2002, a holder of the Company’s Series A Preferred Stock, exercised their right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock. As of December 31, 2002, the Company had 9,281 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock.

On July 31, 2002, the Company redeemed its remaining outstanding Senior Subordinated Notes in the principal amount of approximately $2.6 million. The Senior Subordinated Notes were due in 2005 and bore interest at 9.75% semi-annually. In connection with the redemption, the Company paid a premium of approximately $84,000, which has been included in Interest expense, net, in the accompanying consolidated statements of income in the year ended December 31, 2002. The redemption was funded using net cash provided by operating activities.

The following table summarizes the Company’s future cash obligations as of December 31, 2002 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts and Redeemable Convertible Preferred Securities.

	2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands)
Long-term debt(1)	$—	$91,000	$—	$90,000	$215,000	$577,110	$973,110
Net non-cancelable operating lease obligations	5,821	4,262	4,040	2,770	2,417	6,599	25,909
Program rights	64,652	54,093	45,392	23,713	6,492	6,659	201,001
Employee talent contracts	54,669	31,317	13,935	5,283	2,371	809	108,384
Redeemable Convertible Preferred Securities	—	—	—	—	—	200,000	200,000

	$125,142	$180,672	$63,367	$121,766	$226,280	$791,177	$1,508,404

(1)	Excludes capital lease obligations

The above information does not include any dividend obligation for the Company’s Series A and Series B preferred stock. See Note 11 to the consolidated financial statements.

The Company anticipates that its primary sources of cash, which include current cash balances, net cash provided by operating activities, and amounts available under the existing Credit Facility, will be sufficient to finance the operating and working capital requirements of its stations, the Company’s debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter. Management intends to renew the Company’s existing Credit Facility or enter into a new facility and is currently evaluating its options.

Impact of Inflation

The impact of inflation on the Company’s operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on the Company’s operating results.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. The forward-looking statements contained in this report, concerning, among other things, trends involving net revenues, cash flow and operating expenses, involve risks and uncertainties, and are subject to change based on various important factors, including the impact of changes in national and regional economies, the Company’s ability to service and refinance its outstanding debt, successful integration of acquired television stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, future regulatory actions and conditions in the television stations’ operating areas, competition from others in the broadcast television markets served by the Company, volatility in programming costs, the effects of governmental regulation of broadcasting, industry consolidation, technological developments, and major world news events. Other matters set forth in this report, or in the documents incorporated herein by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS 144, which was effective January 1, 2002. SFAS 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements. However, if in the future, the Company were to sell or otherwise dispose any of its broadcast operating units, under SFAS 144, such disposal may be required to be reported as a discontinued operation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other matters, SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 on July 1, 2002. As a result of the adoption of SFAS 145, the Company accounts for the impact of the early extinguishment of debt as a component of Interest expense, net, in the accompanying consolidated statements of income. In accordance with SFAS 145, the Company has reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon the Company’s reported net income, but resulted in a decrease of approximately $0.9 million and $4.1 million to reported interest expense, net, in the years ended December 31, 2001 and 2000, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which is effective January 1, 2003. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provision. See Note 15 of the consolidated financial statements. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Black-Scholes option pricing model is commonly used in the fair value based method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company. SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation. See Note 2 of the consolidated financial statements.

Item 7a:    Quantitative and Qualitative Disclosures about Market Risk

The Company has long-term debt obligations as of December 31, 2002 that are sensitive to changes in interest rates. See Notes 2 and 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2002 and 2001 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2002. See Note 17 of the consolidated financial statements.

	December 31, 2002								December 31, 2001
	Expected Maturity							Fair Value	Carrying Value	Fair Value
	2003	2004	2005	2006	2007	Thereafter	Total
	(In thousands)
Long-term debt:
Variable rate:
Credit Facility	—	$91,000	—	—	—	—	$91,000	$91,025	$275,000	$274,343
Fixed rate:
Senior Notes	—	—	—	—	$125,000	$307,110	$432,110	$435,835	$432,110	$397,206
Senior Subordinated Notes	—	—	—	—	—	—	—	—	$2,956	$2,718
Private Placement Debt	—	—	—	$90,000	$90,000	$270,000	$450,000	$461,861	$450,000	$453,613
Redeemable Convertible
Preferred Securities(1)	—	—	—	—	—	$200,000	$200,000	$200,000	$200,000	$200,000

(1)	The Redeemable Convertible Preferred Securities have an underlying 7.5% fixed rate dividend requirement. See Note 9 to the consolidated financial statements.

The Company’s annualized weighted average interest rate for variable-rate long-term debt for the years ended December 31, 2002 and 2001 is 4.1% and 5.3%, respectively. The annualized weighted average interest rate for fixed-rate long-term debt is 7.2% for the years ended December 31, 2002 and 2001.

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to the Company’s overall credit rating or stock prices. As of December 31, 2002, the Company is in compliance with all such covenants and restrictions.

The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company’s Board of Directors.

The Company’s Credit Facility is sensitive to interest rates. As of December 31, 2002, the Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York

February 6, 2003

HEARST-ARGYLE TELEVISION, INC.

Consolidated Balance Sheets

	December 31, 2002	December 31, 2001
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$4,442	$3,260
Accounts receivable, net of allowance for doubtful accounts of
$4,702 and $7,355 in 2002 and 2001, respectively	143,347	142,146
Program and barter rights	58,510	54,917
Deferred income taxes	2,873	3,733
Other	7,024	5,891

Total current assets	216,196	209,947

Property, plant and equipment:
Land, building and improvements	144,597	142,890
Broadcasting equipment	321,650	299,889
Office furniture, equipment and other	36,419	37,518
Construction in progress	6,600	10,367

	509,266	490,664
Less accumulated depreciation	(199,128)	(162,407)

Property, plant and equipment, net	310,138	328,257

Intangible assets, net	2,354,658	2,357,117
Goodwill, net	799,160	799,527

	3,153,818	3,156,644

Other assets:
Deferred financing costs, net of accumulated amortization of $17,767 and $14,814 in 2002 and 2001, respectively	17,306	20,259
Investments	26,925	30,308
Program and barter rights, noncurrent	6,096	3,272
Other	32,446	31,018

Total other assets	82,773	84,857

Total assets	$3,762,925	$3,779,705

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,085	$14,375
Accrued liabilities	54,127	59,565
Program and barter rights payable	57,672	53,930
Payable to The Hearst Corporation	533	2,612
Other	4,262	3,768

Total current liabilities	130,679	134,250

Program and barter rights payable, noncurrent	8,723	5,045
Long-term debt	973,378	1,160,095
Deferred income taxes	844,781	792,327
Other liabilities	26,102	21,374

Total noncurrent liabilities	1,852,984	1,978,841

Company Obligated Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Parent Company Debentures	200,000	200,000

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, 10,938 shares issued in 2002 and 2001 and 9,281 and 10,938 shares outstanding in 2002 and 2001, respectively (aggregate liquidation preference of $9,281)	1	1
Series B preferred stock, 10,938 shares issued and outstanding in 2002 and 2001 (aggregate liquidation preference of $10,938)	1	1
Series A common stock, par value $.01 per share, 200,000,000 shares authorized in 2002 and 2001, and 54,262,791 and 53,726,060 shares issued and outstanding in 2001 and 2000, respectively	543	537
Series B common stock, par value $.01 per share, 100,000,000 shares authorized in 2002 and 2001 and 41,298,648 shares issued and outstanding in 2002 and 2001	413	413
Additional paid-in capital	1,281,288	1,270,908
Retained earnings	382,093	275,453
Accumulated other comprehensive (loss), net of tax benefit of $2,919	(4,378)	—
Treasury stock, at cost, 3,197,152 shares of Series A common stock in 2002 and 2001	(80,699)	(80,699)

Total stockholders’ equity	1,579,262	1,466,614

Total liabilities and stockholders’ equity	$3,762,925	$3,779,705

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Income

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Total revenues	$721,311	$641,876	$747,281
Station operating expenses:
Salaries, benefits and other operating costs	331,643	323,520	325,736
Amortization of program rights	60,821	57,676	58,460
Depreciation and amortization	43,566	129,420	125,207
Corporate, general and administrative expenses	19,650	15,817	17,281
Special charge	—	—	15,362

Operating income	265,631	115,443	205,235
Interest expense, net	73,443	98,725	112,086
Dividends on redeemable convertible preferred securities	15,000	500	—
Other (income) expense, net	(299)	(48,778)	3,930
Equity in loss of affiliates	3,269	6,461	6,234

Income before income taxes	174,218	58,535	82,985
Income taxes	66,201	27,448	38,060

Net income	108,017	31,087	44,925
Less preferred stock dividends	(1,377)	(1,422)	(1,422)

Income applicable to common stockholders	$106,640	$29,665	$43,503

Income per common share—basic:	$1.16	$0.32	$0.47

Number of common shares used in the calculation	92,148	91,809	92,435

Income per common share—diluted:	$1.15	$0.32	$0.47

Number of common shares used in the calculation	92,550	92,000	92,457

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Stockholders’ Equity

	Series A	Series B	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
	(In thousands, except share data)

Balances—January 1, 2000	$535	$413	$2	$1,271,666	$202,285	—	$(58,110)	1,416,791
Net income	—	—	—	—	44,925	—	—	44,925
Dividends paid on preferred stock	—	—	—	—	(1,422)	—	—	(1,422)
Employee stock purchase plan proceeds	1	—	—	2,253	—	—	—	2,254
Stock options exercised	—	—	—	138	—	—	—	138
Tax benefit from stock plans	—	—	—	200	—	—	—	200
Treasury stock purchased—Series A Common Stock (960,100 shares)	—	—	—	—	—	—	(18,510)	(18,510)

Balances—December 31, 2000	536	413	2	1,274,257	245,788	—	(76,620)	1,444,376
Net income	—	—	—	—	31,087	—	—	31,087
Issuance costs—Convertible Preferred Securities	—	—	—	(5,175)	—	—	—	(5,175)
Dividends paid on preferred stock	—	—	—	—	(1,422)	—	—	(1,422)
Employee stock purchase plan proceeds	1	—	—	1,639	—	—	—	1,640
Stock options exercised	—	—	—	112	—	—	—	112
Tax benefit from stock plans	—	—	—	75	—	—	—	75
Treasury stock purchased— Series A Common Stock (200,037 shares)	—	—	—	—	—	—	(4,079)	(4,079)

Balances—December 31, 2001	537	413	2	1,270,908	275,453	—	(80,699)	1,466,614
Net income	—	—	—	—	108,017	—	—	108,017
Dividends paid on preferred stock	—	—	—	—	(1,377)	—	—	(1,377)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,588	—	—	—	1,589
Stock options exercised	4	—	—	8,038	—	—	—	8,042
Tax benefit from stock plans	—	—	—	755	—	—	—	755
Additional minimum pension liability, net of tax benefit of $2,919	—	—	—	—	—	(4,378)	—	(4,378)

Balances—December 31, 2002	$543	$413	$2	$1,281,288	$382,093	$(4,378)	$(80,699)	$1,579,262

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Operating Activities
Net income	$108,017	$31,087	$44,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,107	40,727	38,452
Amortization of intangible assets	2,459	88,693	86,755
Amortization of deferred financing costs	2,953	2,938	4,401
Amortization of program rights	60,821	57,676	58,460
Program payments	(59,870)	(57,385)	(58,797)
Deferred income taxes	51,733	12,921	(7,944)
Equity in loss of affiliates	3,269	6,461	6,234
Other (income) expense, net	—	(48,778)	3,930
Provision for doubtful accounts	3,864	5,702	2,852
Gain on early retirement of debt	—	(873)	(4,077)
Loss on disposal of fixed assets	2,318	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,065)	18,874	(6,907)
Other assets	(1,851)	578	13,195
Accounts payable and accrued liabilities	(12)	4,649	12,778
Other liabilities	(4,291)	2,583	(4,946)

Net cash provided by operating activities	205,452	165,853	189,311

Investing Activities
Purchases of property, plant and equipment:
Digital	(15,410)	(18,658)	(6,495)
Maintenance	(5,371)	(9,862)	(22,449)
Special projects/towers	(5,139)	(3,811)	(3,057)
Phoenix/WMUR-TV Swap Transaction	—	(34,019)	—
Acquisition of WBOY-TV	—	(20,774)	—
Disposition of WBOY-TV	—	20,765	—
Investment in ProAct Technologies Corp.	—	—	(25,027)
Investment in Geocast Network Systems, Inc.	—	(37)	(8,005)
Investment in Internet Broadcasting Systems, Inc.	—	(6,028)	—
Investment in NBC/Hearst-Argyle Syndication, LLC	—	(134)	—
Proceeds from sale or disposition of assets	—	14	3,630
Other, net	(8)	(473)	(781)

Net cash used in investing activities	(25,928)	(73,017)	(62,184)

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Financing Activities
Credit Facility:
Proceeds from issuance of long-term debt	$367,000	$686,000	$368,000
Repayment of long-term debt	(551,000)	(957,000)	(433,000)
Dividends paid on preferred stock	(1,377)	(1,422)	(1,422)
Issuance of redeemable convertible preferred securities	—	200,000	—
Series A Common Stock repurchases	—	(4,079)	(18,510)
Repayment of Senior Notes	—	(15,432)	(44,439)
Repayment of Senior Subordinated Notes	(2,596)	—	—
Financing costs and other	—	(5,175)	—
Proceeds from employee stock purchase plan	1,589	1,640	2,254
Proceeds from stock option exercises	8,042	112	138

Net cash used in financing activities	(178,342)	(95,356)	(126,979)

Increase (decrease) in cash and cash equivalents	1,182	(2,520)	148
Cash and cash equivalents at beginning of period	3,260	5,780	5,632

Cash and cash equivalents at end of period	$4,442	$3,260	$5,780

Supplemental Cash Flow Information:

Businesses acquired in purchase transactions:

Phoenix/WMUR-TV Swap:
Fair market value of assets acquired, net		$225,971
Fair market value of liabilities assumed, net		(35,300)
Fair market value of assets exchanged, net		(188,383)
Fair market value of liabilities exchanged, net		31,731

Net cash paid for swap		$34,019

Acquisition of WBOY-TV:
Fair market value of assets acquired, net		$21,298
Fair market value of liabilities assumed, net		(524)

Net cash paid for WBOY-TV		$20,774

Cash paid during the year for:
Interest	$71,313	$98,028	$115,460

Dividends on redeemable convertible preferred securities	$15,500	$—	$—

Taxes, net of refunds	$18,404	$5,015	$30,535

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements

1.    Nature of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (NBC), eleven of the stations are affiliates of the American Broadcasting Companies (ABC), two of the stations are affiliates of Columbia Broadcasting Systems (CBS) and one station is affiliated with AOL Time Warner, Inc.’s Warner Brothers Television Network (WB). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”). Based upon regular assessments of the Company’s operations, performed by key management, the Company has determined that its material reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company’s operations are substantially similar and have therefore been aggregated as one reportable segment.

2.    Summary of Accounting Policies and Use of Estimates

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable

The Company monitors advertisers’ credit worthiness and adjusts credit limits as deemed appropriate. The Company monitors collections and maintains an allowance for estimated losses based upon aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is limited due to the large number of geographically diverse customers, individually small balances and short payment terms.

Program Rights

Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years ended December 31, 2002, 2001 and 2000 were not material. Costs of off-network syndicated products, first run programming, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues are included in total revenues on the consolidated statements of income and were approximately $28.4 million, $29.3 million and $28.4 million respectively, for the years ended December 31, 2002, 2001 and 2000. Of these amounts, trade revenues represented less than 20% in each of the years. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the consolidated statements of income and were approximately $28.1 million, $29.3 million, and $28.1 million, respectively for the years ended December 31, 2002, 2001 and 2000. Of these amounts, trade expense represented less than 15% in each of the years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings—40 years; broadcasting equipment—five to 20 years; office furniture, equipment and other—three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable utilizing related undiscounted cash flows, a write-down of the asset would be recorded through a charge to operations. The Company has followed this policy for determining and measuring impairment of property and equipment both prior and subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Management also reviews the continuing appropriateness of the useful lives assigned to property, plant and equipment. Prospective adjustments to such lives are made when warranted.

Intangible Assets

Intangible assets are recorded at cost and include FCC licenses, goodwill, network affiliations, and other intangible assets such as favorable leases. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead it performs a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with adoption of SFAS 142, the Company’s amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $86.2 million annually. See Note 4. For the year ended December 31, 2002, the Company completed its annual impairment review of goodwill and indefinite-lived intangibles during the fourth quarter of 2002. The Company used a fair value approach in accordance with SFAS 142 and found no impairment to goodwill or indefinite-lived intangibles. Had management used different assumptions in developing its estimates, the Company’s results may have varied. Management considers the assumptions used in its estimates to be reasonable. The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, the Company determined the remaining useful life of its network affiliation intangible assets to be approximately 28.5 years. The Company amortizes favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Prior to the adoption of SFAS 142 on January 1, 2002, the Company amortized goodwill and intangible assets over periods ranging from three to 40 years. The recoverability of the carrying values of goodwill and intangible assets was evaluated quarterly to determine if an impairment in value had occurred. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-lived Assets, an impairment in value was considered to have occurred when it has been determined that the undiscounted future operating cash flows generated by the acquired business were not sufficient to recover the carrying value of an intangible asset. If it had been determined that an impairment in value had occurred, goodwill and intangible assets would have been written down to an amount equivalent to the present value of the estimated undiscounted future operating cash flows to be generated by the acquired business. At December 31, 2001, it was determined that there had been no impairment of intangible assets.

Deferred Acquisition and Financing Costs

Acquisition costs are capitalized and are included in the purchase price of the acquired stations. Financing costs are deferred and are amortized using the interest method over the term of the related debt when funded.

Investments

The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company’s equity interest is from 20% to 50%, and under the cost method if the Company’s equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. The Company evaluates its investments to determine if an impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary.

Revenue Recognition

The Company’s primary source of revenue is television advertising. Other sources include network compensation and other revenues. Advertising revenues and network compensation together represented approximately 97% of the Company’s total revenues in each of the years ended December 2002, 2001 and 2000.

•	Advertising Revenues. Advertising revenues are recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenues are included in advertising revenues and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” below.

•	Network Compensation. Eleven of the Company’s stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when the Company’s station broadcasts specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to the Company’s stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.

•	Other Revenues. The Company generates revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”) (see Note 14 to the consolidated financial statements); (ii) services revenue from Lifetime Entertainment Services (see Note 14 to the consolidated financial statements); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company’s towers; and (v) other miscellaneous revenues, such as licenses and royalties.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company’s stock option plan, the conversion of the Company’s Preferred Stock (see Note 11), or the conversion of the Redeemable Convertible Preferred Securities (See Note 9). All per share amounts included in the notes are the same for basic and diluted earnings per share unless otherwise noted. See Note 7.

Off-Balance Sheet Financings and Liabilities

Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast at December 31, 2002, and employment contracts for key employees, all of which are disclosed in Note 15, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in or relationships with any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

The Company’s policy for allocating the purchase price in a purchase transaction is to identify and determine the fair value of all acquired assets (tangible and intangible) and assumed liabilities, in accordance with the guidance contained in Accounting Principles Board Opinion (“APB”) No. 16, Business Combinations, and SFAS No. 141, Business Combinations. To assist in this process, the Company utilizes the services of an independent valuation consulting firm for the purpose of establishing the fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable sales approach. Identified intangible are valued at estimated fair value. The cash flow assumptions and discount rates utilized to determine fair values vary according to a variety of factors, such as a specific station’s geographical location, demographics of markets served, existing market conditions, market rank, financial performance, revenue growth potential, network affiliation, cost structure, staffing levels, age of facilities and equipment, capital requirements, whether a station is VHF or UHF, existing program assets, status of conversion from analog to digital, and the Company’s current cost of capital.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation

The Company accounts for employee stock-based compensation under APB No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). See Note 12.

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended:

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Reported net income	$ 108,017	$ 31,087	$ 44,925
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,981)	(4,108)	(3,509)

Pro forma net income	$102,036	$26,979	$41,416

Pro forma net income applicable to common stockholders	$100,659	$25,557	$39,994

Earnings per share:
Basic—as reported	$1.16	$0.32	$0.47
Basic—pro forma	$1.09	$0.28	$0.43

Diluted—as reported	$1.15	$0.32	$0.47
Diluted—pro forma	$1.09	$0.28	$0.43

The Company accounts for the income tax benefit resulting from the deduction triggered by the exercise of employee stock options as a credit to stockholders’ equity (additional paid-in capital) on the consolidated balance sheets. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-Qualified Employee Stock Option, the Company classifies the reduction of income taxes payable, as a result of the deduction triggered by the exercise of employee stock options, as an increase in operating cash flow on the consolidated statements of cash flows.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2002 presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS 144, which was effective January 1, 2002. SFAS 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements. However, if in the future, the Company were to sell or otherwise dispose any of its broadcast operating units, under SFAS 144, such disposal may be required to be reported as a discontinued operation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). Among other matters, SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, thereby eliminating the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The Company adopted SFAS 145 on July 1, 2002. As a result of the adoption of SFAS 145, the Company accounts for the impact of the early extinguishment of debt as a component of interest expense, net, in the accompanying consolidated statements of income. In accordance with SFAS 145, the Company has reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon the Company’s reported net income, but resulted in a decrease of approximately $0.9 million and $4.1 million to reported interest expense, net, in the years ended December 31, 2001 and 2000, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which is effective January 1, 2003. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Company does not believe that the adoption of this statement will have a material effect on the Company’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions. See Note 15. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on the Company’s consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Black-Scholes option pricing model is commonly used in the fair value based method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 have been adopted by the Company. SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

3.    Acquisitions, Dispositions and Investments

KQCA Acquisition.    On January 31, 2000, the Company acquired the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV in Sacramento, California). The Company was previously programming and selling airtime of KQCA-TV under an existing Time Brokerage Agreement (“TBA”). The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price (including acquisition costs) of approximately $0.9 million was allocated to the acquired assets and liabilities based upon their fair market values. Approximately $0.3 million, which represented the excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed, was allocated to FCC license. Prior to the adoption on January 1, 2002 of SFAS 142, which discontinued the amortization of indefinite-lived intangibles, the FCC license was amortized over a period of 40 years. See Note 4.

WXII-AM and WLKY-AM Disposition.    On August 8, 2000, the Company sold two of its radio stations, WXII-AM (Greensboro, North Carolina) and WLKY-AM (Louisville, Kentucky), to Truth Broadcasting Corporation for $3.5 million. This sale resulted in a $1.1 million gain which is included in Other (income) expense, net, in the accompanying consolidated statement of income for the year ended December 31, 2000.

Phoenix/WMUR Swap.    On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses were allocated to the acquired assets and liabilities based upon their fair market values. Approximately $179.3 million, which represented the excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed, was allocated to FCC license. Prior to the adoption on January 1, 2002 of SFAS 142, which discontinued the amortization of indefinite-lived intangibles, the FCC license was amortized over a period of 40 years. See Note 4. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes) until the acquisition on March 28, 2001. The purchase price of WMUR-TV was funded through an intermediary by approximately: (i) $160 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s revolving credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in Other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

WBOY-TV Acquisition and Disposition.    On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their fair market values. Approximately $18.9 million, which represented the excess of the purchase price and acquisition costs over the fair market value of the tangible assets acquired less the liabilities assumed, was allocated to FCC license. The FCC license was amortized over a period of 40 years, prior to the disposition of WBOY-TV. The purchase price plus the cost of transaction expenses were funded using the Company’s revolving credit facility. The Company later sold WBOY-TV on December 13, 2001 for $20 million plus a working capital adjustment of $0.8 million less transaction expenses.

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

The unaudited pro forma results include: (i) the combined results of operations of 23 of the Company’s television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company for the entire periods presented (see Note 14). The unaudited pro forma results have been adjusted in order to reflect: (i) the Phoenix/WMUR Swap as if the transaction had occurred on January 1, 2001; (ii) the WBOY Acquisition and later disposition as if both events had never occurred; (iii) the exclusion of the results of the Company’s production and distribution unit prior to August 1, 2001 (see discussion of investment in NBC/Hearst-Argyle Syndication, LLC below); (iv) the exclusion of Other (income) expense, net; and (v) the exclusion of amortization of goodwill and certain other intangible assets resulting from new accounting standards as if the new standards had been effective January 1, 2001. See Note 4.

	Years Ended December 31,
	2002	2001
	(In thousands, except per share data)
	(Unaudited)
Total revenues	$721,311	$632,593
Income applicable to common stockholders	$106,455	$55,654
Net income per common share—basic	$1.16	$0.61
—diluted	$1.15	$0.60
Pro forma number of shares used in calculations—basic	92,148	91,809
—diluted	92,550	92,000

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Investment in Geocast Network Systems, Inc.    In September 1999 and February 2000, the Company invested $2 million and $8 million, respectively, in Geocast Network Systems, Inc. (“Geocast”) in return for an equity interest in Geocast. Geocast planned to deliver a program service, which included the local stations’ content and other national content and services, to personal computer users. As this investment represented less than a 10% interest, the investment was accounted for using the cost method. In the fourth quarter of 2000, the Company wrote-down the investment in Geocast by $5 million in order to approximate the investment’s realizable value, pursuant to the Company’s assessment of various strategic alternatives available to Geocast. In February 2001, the remaining $5.1 million of the Geocast investment was written-off after Geocast’s Board of Directors declined various strategic alternatives and decided to liquidate the company. The write-downs are included in Other (income) expense, net in the accompanying consolidated statements of income for the years ended December 31, 2001 and 2000.

Investment in Internet Broadcasting Systems, Inc.    On December 2, 1999, the Company entered into a series of agreements with Internet Broadcasting Systems, Inc. (“IBS”) and invested $20 million in exchange for an equity interest in IBS. With IBS, the Company and other broadcasters have invested in the development and management of local news/information/entertainment websites. In May 2001, the Company invested an additional $6 million for a total investment of $26 million in IBS. The following provides a description of the key agreements, along with the associated accounting where appropriate:

•	Series B Preferred Stock Purchase Agreement. This agreement was entered into between IBS and a wholly-owned subsidiary of the Company, as well as other investors. Pursuant to this agreement, the Company initially invested $20 million in IBS. As of December 31, 2002, 2001 and 2000, the Company had an equivalent equity interest in IBS of approximately 24%, 24% and 23%, respectively. Accordingly, this investment is accounted for using the equity method. The Company’s share in the results of IBS is included in Equity in loss of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000.

•	IBS/HATV LLC Limited Liability Company Agreement. This agreement was entered into by the Company and IBS to establish the IBS/HATV LLC, of which the Company owns 49.9% and IBS owns 50.1%. The IBS/HATV LLC is controlled and managed by IBS and is the parent company of 24 wholly-owned subsidiary limited liability companies established to own and operate the websites for each of the Company’s television stations. The term of the agreement is indefinite until an agreement is reached by the parties to terminate. Under this agreement, net losses incurred by the IBS/HATV LLC are allocated 100% to IBS. Net income is to be allocated in proportion to the ownership interests. Through September 30, 2002, the IBS/HATV LLC incurred net losses since its inception in December 1999. In the fourth quarter of 2002, the IBS/HATV LLC achieved profitability and the Company began to record its 49.9% share of net income using the equity method. The Company’s share in the results of the IBS/HATV LLC is included in Equity in loss of affiliates in the accompanying consolidated statements of income for the year ended December 31, 2002.

•	Website Development and Operating Agreement. This agreement was entered into by the Company, IBS, and the IBS/HATV LLC. The initial term of the agreement is 6 years, with additional three-year renewal terms unless a party gives written notice of its intention not to renew. Under this agreement, IBS designs, develops and operates each of the Company’ stations’ websites owned by the wholly-owned subsidiary companies under the IBS/HATV LLC. The accounting for the activities under this agreement is included in the accounts and financial results of the IBS/HATV LLC.

•	Website License Agreement. This agreement was entered into by the Company, IBS, and the IBS/HATV LLC and runs co-terminous with the Website Development and Operating Agreement described above. Under this agreement, the Company has granted to IBS a non-exclusive license to use and display certain programming content and Company trademarks and logos on the each of the websites owned by the wholly-owned subsidiary companies under the IBS/HATV LLC.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

In connection with the above agreements, the Company is able to offer its customers advertising packages containing both spot television as well as internet advertising. In the sale of such packages, the Company acts as the sales agent to each of the subsidiary companies under the IBS/HATV LLC. The revenue from spot advertising revenues is recognized by the Company’s stations, and the revenue from internet advertising is recognized by the subsidiary companies under the IBS/HATV LLC.

Investment in ProAct Technologies Corp.    On March 22, 2000, the Company invested $25 million in ProAct Technologies Corp. (“ProAct”) for an equity interest in ProAct. ProAct is a provider of human resources and benefits management solutions for employers and health plans. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment’s realizable value. The write-down is included in Other (income) expense, net in the accompanying consolidated statement of income for the year ended December 31, 2001. The Company has received revenue from ProAct relating to advertising sales. See Note 14.

Investment in NBC/Hearst-Argyle Syndication, LLC.    On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for using the equity method. The Company’s share in the results of NBC/Hearst-Argyle Syndication, LLC is included in Equity in loss of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2002 and 2001.

4.    Intangible Assets

Intangible assets at December 31, 2002 and 2001 consist of the following:

	2002	2001
	(In thousands)
Gross value:
FCC licenses	$2,479,034	$2,479,034
Goodwill	957,258	957,625
Network affiliations	95,493	95,493
Favorable leases	746	746

Total gross value	3,532,531	3,532,898
Accumulated amortization:
FCC licenses	(190,866)	(190,866)
Goodwill	(158,121)	(158,121)
Network affiliations	(29,318)	(26,928)
Favorable leases	(408)	(339)

Total accumulated amortization	(378,713)	(376,254)

Total intangible assets, net	$3,153,818	$3,156,644

On January 1, 2002, the Company adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives (FCC licenses) no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company completed its annual goodwill impairment review during the fourth quarter of 2002 using a fair value approach in accordance with SFAS 142 and found no impairment. In addition, no evidence of impairment was found with regard to the Company’s FCC licenses. In 2002, the Company made an adjustment of approximately $0.4 million to the carrying value of goodwill to finalize certain purchase accounting adjustments.

The following table adjusts reported income applicable to common stockholders and earnings per share for the years ended December 31, 2001 and 2000 (prior to the adoption date of SFAS 142) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

	Income applicable to common stockholders (In thousands)	Income per common share—basic and diluted
Year Ended December 31, 2001
As reported	$29,665	$0.32
Amortization of goodwill and certain other intangibles, net of tax effects	58,656	0.64

Adjusted	$88,321	$0.96

Year Ended December 31, 2000
As reported	$43,503	$0.47
Amortization of goodwill and certain other intangibles, net of tax effects	58,755	0.64

Adjusted	$102,258	$1.11

The Company’s amortization expense for definite-lived intangible assets was approximately $2.5 million in the year ended December 31, 2002. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
2003	$2,465
2004	2,453
2005	2,441
2006	2,423
2007	2,411

5.    Accrued Liabilities

Accrued liabilities at December 31, 2002 and 2001 consist of the following:

	2002	2001
	(In thousands)
Payroll, benefits and related costs	$18,319	$9,971
Accrued income taxes	10,984	20,177
Accrued interest	9,505	9,583
Accrued vacation	4,722	4,662
Accrued payables	2,838	3,306
Other taxes payable	1,299	1,392
Other accrued liabilities	6,460	10,474

Total accrued liabilities	$54,127	$59,565

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

6.    Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
	(In thousands)
Credit Facility	$91,000	$275,000
Senior Notes	432,110	432,110
Private Placement Debt	450,000	450,000
Senior Subordinated Notes	—	2,596
Capital Lease Obligations	389	499

	973,499	1,160,205
Less Current Portion	(121)	(110)

Total long-term debt	$973,378	$1,160,095

Credit Facility

On April 12, 1999, the Company retired its existing $1 billion revolving credit facility and replaced it with two new revolving credit facilities (the “New Credit Facilities”) with a consortium of banks led by JP Morgan Chase Bank (formerly known as The Chase Manhattan Bank) (“Chase”), Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the “$1 Billion Facility”) and a $250 million 364-day facility (the “$250 Million Facility”). Management elected not to renew the $250 Million Facility on April 10, 2000.

On August 15, 2001, the Company exercised its contractual right to reduce the lender commitments of the $1 Billion Facility to $750 million (hereafter, the “Credit Facility”). The Credit Facility, which had an outstanding balance of $91 million and $275 million at December 31, 2002 and 2001, respectively, will mature on April 12, 2004.

Outstanding principal balances under the Credit Facility bear interest at either, at the Company’s option, LIBOR or the alternate base rate (“ABR”), plus the “applicable margin”. The “applicable margin” for ABR loans is zero. The “applicable margin” for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company’s total debt to operating cash flow (“leverage ratio”). The ABR is the higher of (i) Chase’s prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the Credit Facility. The commitment fee ranges from 0.2% to 0.3%. For the years ended December 31, 2002, 2001 and 2000, the effective interest rate on borrowings from the Credit Facility outstanding during the year was 4.1%, 5.3% and 7.5%, respectively. The Credit Facility is a general unsecured obligation of the Company.

Senior Notes

The Company issued $125 million principal amount of 7.0% senior notes due 2007, priced at 99.616% of par, and $175 million principal amount of 7.5% debentures due 2027, priced at 98.823% of par, on November 7, 1997 and $200 million principal amount of 7.0% senior notes due 2018, priced at 98.887% of par, on January 13, 1998 (collectively, the “Senior Notes”). The Senior Notes are senior and unsecured obligations of the Company. Proceeds from the Senior Notes offerings were used to repay existing indebtedness of the Company. See discussion of Private Placement Debt and Senior Subordinated Notes below.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

During 2000, the Company repaid (i) $28.0 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $24.8 million, and (ii) $22.7 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $19.6 million. These repayments were funded by the Company’s existing credit facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $4.1 million, before income tax expense, which was reclassified as Interest expense, net in the accompanying consolidated statement of income in the year ended December 31, 2000, in accordance with SFAS 145.

During 2001, the Company repaid (i) $1.3 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $1.1 million, and (ii) $15.9 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $14.3 million. These repayments were funded by the Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $0.9 million, before income tax expense, which was reclassified as Interest expense, net in the accompanying consolidated statement of income in the year ended December 31, 2001, in accordance with SFAS 145.

Private Placement Debt

In connection with its acquisition of KCRA-TV (see Note 3), the Company issued $450 million in senior notes to institutional investors (the “Private Placement Debt”). Of the $450 million principal amount, $340 million was issued on December 15, 1998 and $110 million was issued on January 14, 1999. The Private Placement Debt is a general unsecured obligation of the Company with a maturity of 12 years, an average life of 10 years, and an interest rate of 7.18% per annum. The Company used the proceeds from the Private Placement Debt to partially fund the acquisition of KCRA-TV. $90 million of the Private Placement Debt is due in 2006 and the remainder is due thereafter. See Note 3.

Senior Subordinated Notes

In October 1995, Argyle Television, Inc., which was merged with a wholly-owned subsidiary of Hearst on August 29, 1997 (hereafter the “Hearst Transaction”), issued $150 million of senior subordinated notes (the “Senior Subordinated Notes”), which were due in 2005 and bore interest at 9.75% payable semi-annually. The Senior Subordinated Notes were general unsecured obligations of the Company. In December 1997 and February 1998, the Company repaid $45 million and $102.4 million, respectively. In July 2002, the Company repaid the remaining balance of $2.6 million. In connection with the redemption, the Company paid a premium of approximately $84,000, which has been included in Interest expense, net in the accompanying consolidated statements of income in the year ended December 31, 2002.

Aggregate Maturities of Long-term Debt

Approximate aggregate annual maturities of long-term debt (excluding capital lease obligations) are as follows:

(In thousands)
2003	$—
2004	91,000
2005	—
2006	90,000
2007	215,000
Thereafter	577,110

Total	$973,110

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Debt Covenants and Restrictions

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage. However, such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2002.

The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company’s Board of Directors.

Interest Rate Risk Management

The Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future.

Interest Expense, net

Interest expense, net for the years ended December 31, 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000
	(In thousands)
Interest on borrowings:
Credit Facility	$7,744	$32,765	$45,926
Senior Notes	30,903	31,899	35,264
Private Placement Debt	32,310	32,310	32,310
Senior Subordinated Notes	232	253	253
Amortization of deferred financings costs and other	2,953	2,938	4,401

Total interest expense	74,142	100,165	118,154
Gain on early retirement of debt	—	873	4,077
Interest income	699	567	1,991

Total interest expense, net	$73,443	$98,725	$112,086

7.    Earnings Per Share

The following tables set forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS 128, Earnings Per Share. See Note 2 under “Earnings Per Share” (“EPS”).

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$108,017
Less: Preferred stock dividends	(1,377)

Basic EPS
Income applicable to common stockholders	$106,640	92,148	$1.16
Effect of Dilutive Securities
Assumed exercise of stock options	—	402

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$106,640	92,550	$1.15

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$31,087
Less: Preferred stock dividends	(1,422)

Basic EPS
Income applicable to common stockholders	$29,665	91,809	$0.32
Effect of Dilutive Securities
Assumed exercise of stock options	—	191

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$29,665	92,000	$0.32

	Year Ended December 31, 2000
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$44,925
Less: Preferred stock dividends	(1,422)

Basic EPS
Income applicable to common stockholders	$43,503	92,435	$0.47
Effect of Dilutive Securities
Assumed exercise of stock options	—	22

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$43,503	92,457	$0.47

The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 9,281 shares of Series A Preferred Stock, outstanding as of December 31, 2002, and 10,938 shares of Series A Preferred Stock, outstanding as of December 31, 2001 and 2000, which are convertible into Series A Common Stock (see Note 11); (ii) 10,938 shares of Series B Preferred Stock, outstanding as of December 31, 2002 and 2001 (such shares were not convertible prior to 2001), which are convertible into Series A Common Stock (see Note 11); and (iii) 1,400,000 shares of Series A Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities, outstanding as of December 31, 2002 and 2001, which are convertible into Series A Common Stock (see Note 9).

Common stock options for 2,943,959, 3,367,821 and 2,129,845 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2002, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

8.    Income Taxes

The provision for income taxes relating to income for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Current:
State and local	$2,184	$605	$2,693
Federal	12,284	13,922	43,311

	14,468	14,527	46,004

Deferred:
State and local	3,621	4,004	(33)
Federal	48,112	8,917	(7,911)

	51,733	12,921	(7,944)

Provision for income taxes	$66,201	$27,448	$38,060

The effective income tax rate for the years ended December 31, 2002, 2001 and 2000 varied from the statutory U.S. Federal income tax rate due to the following:

	2002	2001	2000
Statutory U. S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	2.2	5.1	2.0
Other non-deductible business expenses	0.3	6.8	9.2
Other adjustments	0.5	0.1	—

Effective income tax rate	38.0%	47.0%	46.2%

Deferred income tax liabilities and assets at December 31, 2002 and 2001 consist of the following:

	2002	2001
	(In thousands)
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$48,197	$44,962
Accelerated funding of pension benefit obligation	7,517	5,453
Difference between book and tax basis of intangible assets	789,677	743,397

Total deferred income tax liabilities	845,391	793,812

Deferred income tax assets:
Accrued expenses and other	3,483	5,218
Operating loss carryforwards	27,697	18,553

	31,180	23,771
Less: Valuation allowance	(27,697)	(18,553)

Total deferred income tax assets	3,483	5,218

Net deferred income tax liabilities	$841,908	$788,594

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The net deferred income tax liabilities are presented under the following captions on the Company’s consolidated balance sheets:

	2002	2001
	(In thousands)
Current assets:
Deferred income taxes	$2,873	$3,733
Noncurrent liabilities:
Deferred income taxes	844,781	792,327

Net deferred income tax liabilities	$841,908	$788,594

The Company has net operating loss carryforwards for state income tax purposes of approximately $275.6 million, which expire between 2003 and 2021.

The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of certain state deferred income tax assets.

9.    Company Obligated Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Parent Company Debentures

On December 20, 2001, the Company completed a private placement of $200 million principal amount of redeemable convertible preferred securities through Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company (the “Capital Trust”). The Capital Trust issued 1,400,000 shares of Series A Redeemable Convertible Preferred Securities due 2016 (liquidation preference $50 per redeemable convertible preferred security) (the “Series A Redeemable Convertible Preferred Securities”) for an aggregate of $70,000,000, and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities due 2021 (liquidation preference $50 per redeemable convertible preferred security) (the “Series B Redeemable Convertible Preferred Securities” and, together with the Series A Redeemable Convertible Preferred Securities, the “Redeemable Convertible Preferred Securities”) for an aggregate of $130,000,000, to institutional investors. The investor group included Hearst Broadcasting, Inc., a wholly-owned subsidiary of Hearst. Hearst Broadcasting, Inc. purchased an aggregate of 300,000 shares of the Series A Redeemable Convertible Preferred Securities and an aggregate of 500,000 shares of the Series B Redeemable Convertible Preferred Securities for a total of $40 million. Hearst-Argyle Television, Inc., the parent company of the Capital Trust, has made a full and unconditional guarantee of the Capital Trust’s payments on the Redeemable Convertible Preferred Securities. See Note 15. The Company used the net proceeds of the Redeemable Convertible Preferred Securities to repay a portion of the outstanding balance under its Credit Facility, thereby reducing the Company’s overall debt.

As part of the transaction, the Company issued and sold to the Capital Trust, in exchange for the proceeds from the sale of the Redeemable Convertible Preferred Securities, $72,164,960 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series A, due 2016 (the “Series A Subordinated Debentures”) and $134,020,640 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series B, due 2021 (the “Series B Subordinated Debentures” and, together with the Series A Subordinated Debentures, hereafter the “Subordinated Debentures”). The Subordinated Debentures issued to the Capital Trust by the parent company, Hearst-Argyle Television, Inc., in the combined aggregate principal amount of $206,185,600 were issued in exchange for (i) the receipt of the proceeds of $200.0 million from the issuance of the Redeemable Convertible Preferred Securities; and (ii) $6,185,600 which was owed by the parent company to the Capital Trust for its purchase of $6,185,600 of the Capital Trust’s common stock, as part of the initial capitalization of the Capital Trust. The Capital Trust does not hold any other significant assets other than the $206,185,600 in note receivable from the parent for the Subordinated Debentures. As the Capital Trust is wholly-owned by the parent company, this note receivable eliminates in consolidation against the parent company’s note payable to the Capital Trust for the Subordinated Debentures on the Company’s consolidated balance sheet.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The Redeemable Convertible Preferred Securities are effectively convertible, at the option of the holder at any time, into shares of the Company’s Series A Common Stock, par value $.0l per share through an exchange of such Redeemable Convertible Preferred Securities for a portion of the Subordinated Debentures of the corresponding series held by the Capital Trust. The conversion terms are identical for all holders of the Redeemable Convertible Preferred Securities, including Hearst. The Series A Subordinated Debentures are convertible into the Company’s Common Stock at an initial rate of 2.005133 shares of the Company’s Common Stock per $50 principal amount of Series A Subordinated Debentures (equivalent to a conversion price of $24.9360 per share of the Company’s Common Stock) and the Series B Subordinated Debentures are convertible into the Company’s Common Stock at an initial rate of 1.972262 shares of the Company’s Common Stock per $50 principal amount of Series B Subordinated Debentures (equivalent to a conversion price of $25.3516 per share of the Company’s Common Stock). When the Subordinated Debentures are repaid or redeemed, the same amount of Redeemable Convertible Preferred Securities will simultaneously be redeemed with the proceeds from the repayment or redemption of the Subordinated Debentures. The Series A Redeemable Convertible Preferred Securities mature on December 31, 2016 with distributions payable thereon at a rate of 7.5% per year. The Series B Redeemable Convertible Preferred Securities mature on December 31, 2021 with distributions payable thereon at a rate of 7.5% per year.

The Series A Subordinated Debentures mature on December 31, 2016 and bear interest at a rate of 7.5% per year. The Series B Subordinated Debentures mature on December 31, 2021 and bear interest at a rate of 7.5% per year. The Company has the right to defer interest on the Subordinated Debentures (and therefore distributions on the Redeemable Convertible Preferred Securities) by extending the interest payment period from time to time in accordance with and subject to the terms of the Redeemable Convertible Preferred Securities. Further, the Series A Subordinated Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2004 and the Series B Subordinated Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2006. The redemption prices (per $50 principal amount) of the Series A Subordinated Debentures range from $52.625 in 2005, declining to $50.375 in 2011 and $50 thereafter to maturity. The redemption prices (per $50 principal amount) of the Series B Subordinated Debentures range from $51.875 in 2007, declining to $50.375 in 2011 and $50 thereafter to maturity.

10.    Common Stock

In connection with the Hearst Transaction, the Company’s Certificate of Incorporation was amended and restated pursuant to which, among other things, (i) the Company’s authorized common stock, par value $.01 per share, was increased from 50 million to 200 million shares (100 million shares designated as Series A Common Stock and 100 million shares designated as Series B Common Stock); (ii) Series B Common Stock was authorized and thereafter 41.3 million shares were issued to Hearst in connection with the transaction; and, (iii) the Company’s existing Series A Preferred Stock and Series B Preferred Stock received voting rights.

On March 17, 1999, the Company amended and restated the Certificate of Incorporation to increase the number of authorized shares of Series A Common Stock from 100 million to 200 million, increasing the Company’s total authorized shares of common stock to 300 million. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company’s Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company’s Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company’s Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company’s Board of Directors.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all or substantially all of Hearst’s assets are transferred; or, (iii) any entity controlled or consolidated or to which all or substantially all of Hearst’s assets are transferred; or, (iv) any entity controlled by Hearst (each a “Permitted Transferee”). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company’s Certificate of Incorporation and to applicable securities laws limitations.

In May 2001, the Company’s stockholders and Board of Directors approved the amendment and restatement of the Company’s 1997 Stock Option Plan (the “Stock Option Plan”). The amendment increased the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company’s Series A Common Stock. See Note 12.

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. The Company expects such repurchases to be effected from time to time in the open market or in private transactions, subject to market conditions and management considerations. As of December 31, 2002, the Company has spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24.

Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2002, Hearst had purchased approximately 15.6 million shares of the Company’s outstanding Series A Common Stock. Hearst’s ownership in the Company was 65.6% and 65.9% as of December 31, 2002 and 2001, respectively.

11.    Preferred Stock

The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). The Series A Preferred Stock had 10,938 shares issued and 9,281 shares outstanding as of December 31, 2002, and 10,938 shares issued and outstanding as of December 31, 2001 and 2000. The Series B Preferred Stock had 10,938 shares issued and outstanding as of December 31, 2002, 2001 and 2000. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly.

The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price (the “Series A Conversion Price”) of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, $38.50; and (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year’s Series A Conversion Price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time, at a price equal to $1,000 per share plus any accrued and unpaid dividends. If a holder elects to exercise their conversion right, and (i) the Company has not given written notice of redemption and (ii) the average of the closing price for the Company’s Series A Common Stock for the ten trading days prior to the date of conversion (the “10-Day Average Price”) is less than the Series A Conversion Price as defined above, then the Series A Conversion Price shall be equal to the 10-Day Average Price.

On July 29, 2002, a holder of the Company’s Series A Preferred Stock exercised their right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The Series B Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price equal to the average of the closing prices for the Series A Common Stock for each of the 10 trading days prior to such conversion date. The Company has the option to redeem all or a portion of the Series B Preferred Stock at any time, at a price equal to $1,000 per share plus any accrued and unpaid dividends.

12.    Employee Stock Plans

1997 Stock Option Plan.

In 1997, the Company’s stockholders and Board of Directors approved the amendment and restatement of the Company’s second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the “1997 Stock Option Plan”). The amendment increased the number of shares reserved for issuance under the 1997 Stock Option Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices equal to the market price of the underlying stock on the date of grant. Options, granted prior to December 2000, cliff-vest after three years commencing on the effective date of the grant and a portion of the options vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company’s stock. Options granted in December 2000, vest in one-third increments per year commencing one year from the date of the grant. All options granted pursuant to the 1997 Stock Option Plan will expire no later than ten years from the date of grant.

In May 2001, the Company’s stockholders and Board of Directors approved the amendment and restatement of the 1997 Stock Option Plan (the “Stock Option Plan”). The amendment increased the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of Series A Common Stock. Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant.

A summary of the status of the Company’s Stock Option Plan as of December 31, 2002, 2001 and 2000, and changes for the years ended December 31, 2002, 2001 and 2000 is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	2,494,401	$26.18
Granted	3,015,075	$18.58
Exercised	(13,750)	$10.00
Forfeited	(311,470)	$26.43

Outstanding at December 31, 2000	5,184,256	$21.79
Granted	1,249,891	$21.02
Exercised	(8,100)	$13.81
Forfeited	(106,723)	$20.21

Outstanding at December 31, 2001	6,319,324	$20.71
Granted	1,235,650	$24.22
Exercised	(376,829)	$21.34
Forfeited	(567,647)	$22.06

Outstanding at December 31, 2002	6,610,498	$22.16

Exercisable at December 31, 2000	1,679,224	$26.17

Exercisable at December 31, 2001	2,693,875	$23.52

Exercisable at December 31, 2002	3,139,652	$22.25

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/02	Weighted Average Exercise Price
$10.00-$10.93	34,850	2.3 years	$10.00	34,850	$10.00
$14.58-$18.21	13,600	3.0 years	$17.39	13,600	$17.39
$18.22-$21.86	3,593,389	8.1 years	$19.38	1,668,844	$18.71
$21.87-$25.50	1,156,375	9.7 years	$24.06	28,500	$23.80
$25.51-$29.15	1,792,569	5.2 years	$26.60	1,374,143	$26.68
$32.79-$36.44	19,715	5.6 years	$36.33	19,715	$36.33

	6,610,498	7.6 years	$22.16	3,139,652	$22.25

As of December 31, 2002, the Company has reserved 1,646,067 million shares of Series A Common Stock for future grants under the Stock Option Plan.

The Company accounts for employee stock-based compensation under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 2002, 2001 and 2000. The weighted average fair value of options granted was $8.73, $8.18 and $7.79 and 2002, 2001 and 2000, respectively. The following assumptions were used for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
Risk-free interest rate	3.03%	4.6%	5.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor	35.3%	35.3%	36.3%
Expected life	5 years	5 and 7 years	5 and 7 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

See Note 2 under “Stock-Based Compensation” for the pro forma effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

13.    Stock Purchase Plan

In April 1999, the Company implemented a non-compensatory employee stock purchase plan (“ESPP”) in accordance with Internal Revenue Code Section 423 The ESPP allows employees to purchase shares of the Company’s Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 80,123 and 93,706 shares for aggregate proceeds of approximately $1.6 million in the years ended December 31, 2002 and 2001.

14.    Related Party Transactions

The Hearst Corporation.    As of December 31, 2002, Hearst owned approximately 37.8% of the Company’s Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.6% of the outstanding voting power of the Company’s common stock. During the years ended December 31, 2002 and 2001, the Company entered into the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. The Company recorded revenues of approximately $3.3 million, $2.4 million, and $4.4 million in the years ended December 31, 2002, 2001 and 2000, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Services Agreement. The Company incurred expenses of approximately $3.8 million, $3.9 million and $3.8 million in the years ended December 31, 2002, 2001 and 2000, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Dividend on Redeemable Convertible Preferred Securities. The Company incurred dividends expense relating to redeemable convertible preferred securities of approximately $3.0 million and $0.1 million in the years ended December 31, 2002 and 2001, respectively, relating to dividends payable to Hearst, which holds $40 million of the total $200 million redeemable convertible preferred securities issued in December 2001 by a wholly-owned subsidiary trust of the Company. See Note 9.

•	Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company approximately $0.7 million per year in the years ended December 31, 2002, 2001 and 2000, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland, radio stations. The term of the lease commenced on September 1, 1997 and was subsequently extended on September 1, 2000 and will continue as to the space occupied by each radio station, respectively, until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2003.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

•	Lifetime Entertainment Services. The Company recorded revenues of approximately $2.5 million, $1.3 million and $0.2 million from Lifetime Entertainment Services (“Lifetime”) in the years ended December 31, 2002, 2001 and 2000, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Network distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.
•	Other Transactions with Hearst. In the year ended December 31, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC.

NBC.    In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. See Note 3. The Company’s share of the loss in NBC/Hearst-Argyle Syndication, LLC is included in Equity in loss of affiliates in the accompanying consolidated statements of income. Since August 2001, Emerson Coleman, an officer of the Company, has served on the Management Committee of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

IBS.    In December 1999, the Company invested $20 million of cash in IBS in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. See Note 3. The Company’s share of the loss of IBS is included in Equity in loss of affiliates in the accompanying consolidated statements of income. Since January 19, 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2, 2002 Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 2, 1999 through October 2, 2002, David J. Barrett, President and Chief Executive Officer of the Company, and from December 2, 1999 through January 19, 2001, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which neither received compensation for their services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

ProAct Technologies Corporation.    The Company recorded approximately $3.2 million, $1.2 million and $5.5 million in the years ended December 31, 2002, 2001 and 2000 relating to advertising sales to ProAct, one of the Company’s equity interest investments (which is accounted for under the cost method). See Note 3. Since February 2003 Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

JP Morgan Chase Bank.    The lead agent bank under the Company’s $750 million credit facility entered into in April 1999 is JP Morgan Chase Bank (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Argyle Communications, Inc.    The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) beginning January 1, 2001 through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. This agreement was not renewed in 2003. The Company has made payments of approximately $0.4 million in both the years ended December 31, 2002 and 2001, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI. In addition, ACI has a separate consulting agreement with Hearst Communications, Inc., a wholly-owned subsidiary of Hearst.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results in the years ended December 31, 2002, 2001 and 2000.

15.    Other Commitments and Contingencies

The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2002, scheduled under contracts for programs available are as follows (in thousands):

	Program Rights	Barter Rights
2003	$42,067	$15,605
2004	4,990	508
2005	2,590	307
2006	303	14
2007	—	10
Thereafter	—	1

	$49,950	$16,445

The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2002, and employment contracts for key employees. Future minimum payments and barter obligations under terms of these agreements as of December 31, 2002 are as follows:

	Operating Leases	Deduct Operating Sublease	Net Operating Lease Commitments	Program Rights	Barter Rights	Employment and Talent Contracts
	(In thousands)
2003	$6,707	$(886)	$5,821	$22,585	$7,951	$54,669
2004	5,169	(907)	4,262	49,103	15,764	31,317
2005	4,342	(302)	4,040	42,802	12,454	13,935
2006	2,770	—	2,770	23,410	9,104	5,283
2007	2,417	—	2,417	6,492	5,285	2,371
Thereafter	6,599	—	6,599	6,659	1,793	809

	$28,004	$(2,095)	$25,909	$151,051	$52,351	$108,384

Rent expense, net, for operating leases was approximately $8.6 million, $8.3 million and $8.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company has guaranteed the payments by its wholly-owned consolidated subsidiary trust (the Capital Trust) on the Redeemable Convertible Preferred Securities in the amount of $200.0 million. See Note 9. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon a dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the company’s Common Stock. The Company made the guarantee to enable the Capital Trust to issue the Redeemable Convertible Preferred Securities in the amount of $200.0 million to the holders.

16.    Pension and Employee Savings Plans

In connection with the Hearst Transaction, the Company assumed the obligations of the Hearst Broadcast Group’s noncontributory defined benefit plan and Hearst’s nonqualified retirement plan for non-union employees, and Hearst’s defined benefit plans for eligible employees covered by collective bargaining agreements. These plans are collectively referred to as the “Pension Plans”. In addition, the Company purchased the excess of the fair value of the plan’s assets over the pension benefit obligation for shares of the Company’s Series B Common Stock. Beginning January 1, 1998, the Company began to provide the noncontributory defined benefit plans to the Company’s remaining non-union employees who were not included in the Pension Plans at December 31, 1997.

On January 1, 1999, the Company adopted the final plan design of a supplemental retirement plan. In previous years, the Company recorded estimated expenses for potential liabilities based on a proposed plan design. The disclosure presentation below includes the actual liabilities and expense based on the final plan design. The actual liabilities and expenses are not materially different from recorded estimated expenses for potential liabilities and are not expected to have a material effect on the consolidated financial statements of the Company.

On March 18, 1999, the Company acquired the nine television and five radio stations of Pulitzer Publishing Company in a merger transaction. In connection with this transaction, the Company assumed liabilities for the retirement benefits of the transferring Pulitzer Broadcasting Company employees. Immediately following the merger transaction, the Company began to provide the retirement plan to the Pulitzer Broadcasting Company non-union employees. Eligible transferring union employees began participation in a new defined benefit plan.

The plans described above are collectively referred to as the “Hearst-Argyle Pension Plans”.

Benefits under the Hearst-Argyle Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive years’ compensation. The cost of the Hearst-Argyle Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

During 2000, the Company implemented a voluntary Incentive Retirement Program (“IRP”) to a group of employees who met certain criteria for age and length of service. The 110 employees who elected to participate in the IRP received an incentive retirement benefit, additional age and years of service in calculating pension benefits, and post-retirement medical benefits. This plan resulted in a one-time charge of $15.4 million, which is included in the Special charge in the accompanying consolidated statement of income for the year ended December 31, 2000.

The following schedule presents net pension cost (benefit) for the Company’s defined benefit plans in the years ended December 31, 2002, 2001 and 2000:

	Pension Benefits
	2002	2001	2000
	(In thousands)
Service cost	$5,206	$4,606	$4,679
Interest cost	6,194	5,669	4,442
Expected return on plan assets	(10,579)	(10,433)	(10,150)
Amortization of prior service cost	492	438	442
Amortization of transitional asset	(113)	(113)	(113)
Recognized actuarial gain	(437)	(1,406)	(1,984)

Net periodic cost (benefit)	763	(1,239)	(2,684)
Curtailment gain recognized	—	—	(113)
Special termination benefit charge	—	—	12,604

Net pension cost (benefit)	$763	$(1,239)	$9,807

The following schedule presents net pension cost for the Company’s postretirement benefit plan in the years ended December 31, 2002, 2001 and 2000:

	Postretirement Benefits
	2002	2001	2000
	(In thousands)
Service cost	$54	45	47
Interest cost	307	318	122
Amortization of prior service cost	17	17	17
Amortization of transitional asset	18	18	18
Recognized actuarial gain	—	(6)	(79)

Net periodic cost	396	392	125
Curtailment gain recognized	—	—	30
Special termination benefit charge	—	—	2,079

Net pension cost	$396	$392	$2,234

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status for the Company’s defined benefit plans as of December 31, 2002 and 2001:

	Pension Benefits
	2002	2001
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$85,672	$76,464
Service cost	5,206	4,606
Interest cost	6,194	5,669
Participant contributions	8	8
Plan amendments	(58)	901
Benefits and administrative expenses paid	(4,215)	(7,926)
Actuarial loss	9,374	5,950

Benefit obligation at end of year	$102,181	$85,672

Change in plan assets:
Fair value of plan assets at beginning of year	$94,358	$120,579
Actual (loss) on plan assets, net	(7,531)	(20,081)
Employer contributions	3,054	1,778
Participant contributions	8	8
Benefits and administrative expenses paid	(4,215)	(7,926)

Fair value of plan assets end of year	$85,674	$94,358

Reconciliation of funded status:
Funded status	$(16,506)	$8,686
Contributions paid during the fourth quarter	5	258
Unrecognized actuarial loss	38,188	10,267
Unrecognized transition asset	(202)	(315)
Unrecognized prior service cost	3,454	4,004

Net amount recognized at end of year	$24,939	$22,900

Amounts recognized in the statement of financial position:
Other assets	$29,861	$30,266
Other liabilities	(12,219)	(7,366)
Accumulated other comprehensive loss	7,297	—

Net amount recognized at end of year	$24,939	$22,900

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$42,247	$15,110
Accumulated benefit obligation	$35,772	$10,773
Fair value of plan assets	$24,868	$4,732

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used for computing the projected benefit obligation as of December 31, 2002 and 2001 were as follows:

	Pension Benefits
	2002	2001
Discount rate	6.88%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%
Rate of compensation increase	4.00%	5.50%

The measurement dates for the above discount rate and rate of compensation increase assumptions were September 30, 2002 and 2001. The measurement date for the above expected long-term rate of return on plans assets was September 30, 2001 and 2000.

In its calculation of projected benefit obligations and net pension expense, respectively, as of and in the year ending December 31, 2003, management anticipates that it will use an assumed expected long-term rate of return of 8.0%.

The following schedule presents the change in benefit obligation, change in plan assets and a reconciliation of the funded status for the Company’s postretirement benefit plan as of December 31, 2002 and 2001:

	Postretirement Benefits
	2002	2001
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,311	$3,832
Service cost	54	45
Interest cost	307	319
Benefits and administrative expenses paid	(505)	(374)
Actuarial loss	279	489

Benefit obligation at end of year	$4,446	$4,311

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	505	374
Benefits and administrative expenses paid	(505)	(374)

Fair value of plan assets end of year	$—	$—

Reconciliation of funded status:
Funded status	$(4,446)	$(4,311)
Contributions paid during the fourth quarter	129	118
Unrecognized actuarial (gain)	(74)	(353)
Unrecognized transition obligation	165	183
Unrecognized prior service cost	147	164

Net amount recognized at end of year	$(4,079)	$(4,199)

Amounts recognized in the statement of financial position:
Other assets	$—	$—
Other liabilities	(4,079)	(4,199)

Net amount recognized at end of year	$(4,079)	$(4,199)

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average assumptions used for computing the projected benefit obligation as of December 31, 2002 and 2001 are as follows:

	Postretirement Benefits
	2002	2001
Discount rate	6.88%	7.50%

The measurement dates for the above weighted-average assumptions were September 30, 2002 and 2001.

For measurement purposes, the annual rate of increase in the per capita cost of covered health care benefits was assumed to range from 8% to 11%. These rates are assumed to decrease gradually to 5% through 2008 and remain at that level thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$34	$(28)
Effect on postretirement benefit obligation	$388	$(327)

The Hearst-Argyle Pension Plans’ assets consist primarily of stocks, bonds and cash equivalents. In connection with the Hearst Transaction, the Company was allocated the pension costs that were contributed by the Hearst Broadcast Group to multiemployer union pension plans. No information is available for each of the other contributing employers for this plan. The Company’s contributions to the multiemployer union pension plans in the years ended December 31, 2002, 2001 and 2000 were approximately $0.7 million, $0.7 million and $0.6 million, respectively.

The Company’s qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% of the employee’s compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2002, 2001 and 2000 were approximately $2.2 million, $2.0 million and $2.1 million, respectively.

17.    Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company’s financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2002		December 31, 2001
	Carrying Value	FairValue	Carrying Value	FairValue
Credit Facility	$91,000	$91,025	$275,000	$274,343
Senior Subordinated Notes	—	—	2,596	2,718
Senior Notes	432,110	435,835	432,110	397,206
Private Placement Debt	450,000	461,861	450,000	453,613
Redeemable Convertible Preferred Securities	200,000	200,000	200,000	200,000

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The fair values of the Senior Subordinated Notes and the Senior Notes were determined based on the quoted market prices. The fair values of the Credit Facility, the Private Placement Debt, and the Redeemable Convertible Preferred Securities were determined using discounted cash flow models.

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

18.    Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2002	2001	2002	2001	2002	2001	2002	2001
	(In thousands, except per share data)
Total revenues	$154,922	$148,342	$182,303	$176,368	$176,475	$145,188	$207,611	$171,978
Operating income	46,416	18,825	72,957	44,420	63,697	14,454	82,561	37,744
Net income (loss)	14,315	20,277	30,779	9,703	25,175	(6,442)	37,748	7,549
Income (loss) applicable to common stockholders (a)	13,959	19,921	30,424	9,348	24,838	(6,797)	37,419	7,193
Income (loss) per common share basic: (b)
Net income (loss)	$0.15	$0.22	$0.33	$0.10	$0.27	$(0.07)	$0.41	$0.08
Number of common shares used in the calculation	91,870	91,864	92,099	91,767	92,273	91,792	92,344	91,815
Income (loss) per common share diluted: (b)
Net income (loss)	$0.15	$0.22	$0.33	$0.10	$0.27	$(0.07)	$0.39	$0.08
Number of common shares used in the calculation	92,118	92,133	92,683	91,976	92,606	91,792	100,721	91,912

(a)	Net income applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.
(b)	Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                    FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 is set forth under the headings “Executive Officers of the Company,” “Election of Directors Proposal” and “Board of Directors—General Information” in the Company’s Proxy Statement relating to the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), which portion of the Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation and Other Matters” in the 2003 Proxy Statement, which portion of the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management appears in the Company’s 2003 Proxy Statement under the heading “Principal Stockholders,” which portion of the Proxy Statement is incorporated herein by reference. Information concerning the Company’s equity compensation plans as of December 31, 2002 appears in the Company’s 2003 Proxy Statement under the heading “Incentive Compensation Plan Proposal,” which portion of the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which portion of the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this annual report. The Company’s disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, David J. Barrett, the Company’s President and Chief Executive Officer, and Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective.

(b)    Changes in Internal Controls.    There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Financial Statements, Schedules and Exhibits

(1)	The financial statements listed in the Index for Item 8 hereof are filed as part of this report.

(2)	The financial statement schedules required by Regulation S-X are included as part of this report or are included in the information provided in the Notes to Consolidated Financial Statements, which are filed as part of this report.

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

HEARST-ARGYLE TELEVISION, INC.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year Ended December 31, 2000:
Allowance for uncollectable accounts	$2,862,000	$2,852,000	$(1,907,000	)(1)	$3,807,000
Year Ended December 31, 2001:
Allowance for uncollectable accounts	$3,807,000	$5,702,000	$(2,154,000	)(1)	$7,355,000
Year Ended December 31, 2002:
Allowance for uncollectable accounts	$7,355,000	$3,864,000	$(6,517,000	)(1)	$4,702,000

(1)	Net write-off of accounts receivable.

        (3)    The following exhibits are filed as a part of this report:

Exhibit No.	Description

10.20	Employment Agreement, dated January 1, 2003, between the Company and Philip M. Stolz.

10.21	Amended and Restated 1997 Stock Option Plan.

10.22	2003 Incentive Compensation Plan.

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney (contained on signature page hereto).

(b)    Reports on Form 8-K

On October 30, 2002, the Company filed a Current Report on Form 8-K reporting the issuance of a press release relating to financial results and earnings for the Company’s quarterly period ended September 30, 2002.

(c)    Exhibits

The following documents are filed or incorporated by reference as exhibits to this report.

EXHIBITS

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the proxy statement/prospectus included in the Company’s Registration Statement on Form S-4 (File No. 333-32487)).

2.2

Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to the Company’s Registration Statement on Form S-4 (File No. 333-72207)).

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C the proxy statement/prospectus included in of the Company’s Registration Statement on Form S-4 (File No. 333-32487)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 (File No. 333-72207)).

3.3

Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

4.1

Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.2

First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.3

Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.4

Global Note representing $175,000,000 of 7½% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.5

Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).

4.6

Specimen of the stock certificate for the Company’s Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

4.7

Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company’s Schedule 13D/A, filed on September 5, 1997 (File No. 005-45627)).

4.8

Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-4 (File No. 333-72207)).

4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 20, 2001).

Exhibit No.	Description

4.10

Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated December 20, 2001).

4.11

Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 20, 2001).

4.12

Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated December 20, 2001).

10.1

Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the Company’s Form 10-K for the fiscal year ending December 31, 1996 (File No. 000-27000)).

10.2

Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated December 5, 1994 (incorporated by reference to Exhibit 10.5(d) of the Company’s Registration Statement on Form S-1 (File No. 33-96026)).

10.3

Form of Affiliation Agreement between Northstar Television of Jackson, Inc. (re: WAPT) and ABC, dated April 10, 1997 (incorporated by reference to Exhibit 10.5(e) of the Company’s Registration Statement on Form S-1 (File No. 33-96026)).

10.4

Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.5

Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.6

Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.7

Primary Television Affiliation Agreement for Television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.8

Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 29, 1997 (File No. 000-27000)).

10.9

Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

10.10

Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

Exhibit No.	Description

10.11

Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E. Pulitzer and David E. Moore (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 25, 1998).

10.12	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

10.13

Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders party thereto, The Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended March 31, 1999).

10.14

Amendment No. 1, dated as of August 1, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended September 30, 2001).

10.15

Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the fiscal year ended December 31, 2001).

10.16

Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended December 31, 2001).

10.17

Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties, Inc. and Emmis Communications Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2000).

10.18

Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended September 30, 2000).

10.19

Consulting Agreement, dated January 1, 2001, between the Company and Argyle Communications, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended March 31, 2001).

10.20	Employment Agreement, dated January 1, 2003, between the Company and Philip M. Stolz.

10.21	Amended and Restated 1997 Stock Option Plan.

10.22	2003 Incentive Compensation Plan.

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K for the fiscal year ended December 31, 2001).

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney (contained on signature page hereto).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, Secretary and General Counsel

Dated:	March 31, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated on March 31, 2003.

Signatures	Title	Date

/S/ DAVID J. BARRETT David J. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/S/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

/S/ J. BRADFORD HINCKLEY J. Bradford Hinckley	Corporate Controller (Principal Accounting Officer)	March 31, 2003

/S/ VICTOR F. GANZI Victor F. Ganzi	Chairman of the Board	March 31, 2003

/S/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	March 31, 2003

/S/ JOHN G. CONOMIKES John G. Conomikes	Director	March 31, 2003

/S/ KEN J. ELKINS Ken J. Elkins	Director	March 31, 2003

Signatures	Title	Date

/S/ GEORGE R. HEARST George R. Hearst	Director	March 31, 2003

/S/ WILLIAM R. HEARST III William R. Hearst III	Director	March 31, 2003

/S/ BOB MARBUT Bob Marbut	Director	March 31, 2003

/S/ GILBERT C. MAURER Gilbert C. Maurer	Director	March 31, 2003

/S/ MICHAEL E. PULITZER Michael E. Pulitzer	Director	March 31, 2003

/S/ DAVID PULVER David Pulver	Director	March 31, 2003

/S/ VIRGINIA H. RANDT Virginia H. Randt	Director	March 31, 2003

/S/ CAROLINE L. WILLIAMS Caroline L. Williams	Director	March 31, 2003

CERTIFICATIONS

I, David J. Barrett, certify that:

1.	I have reviewed this annual report on Form 10-K of Hearst-Argyle Television, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/    DAVID J. BARRETT

Name:     David J. Barrett

Title:       President and Chief Executive Officer

I, Harry T. Hawks, certify that:

1.	I have reviewed this annual report on Form 10-K of Hearst-Argyle Television, Inc. (the “registrant”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/    HARRY T. HAWKS

Name:     Harry T. Hawks

Title:       Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1

Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the Company’s Registration Statement on Form S-4 (File No. 333-32487)).

2.2

Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to the Company’s Registration Statement on Form S-4 (File No. 333-72207)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C of the Company’s Registration Statement on Form S-4 (File No. 333-32487)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Form S-4 (File No. 333-72207)).

3.3

Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

4.1

Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.2

First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.3

Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.4

Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.5

Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).

4.6

Specimen of the stock certificate for the Company’s Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

4.7

Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of the Company’s Schedule 13D/A, filed on September 5, 1997 (File No. 005-45627)).

4.8

Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of the Company’s Registration Statement on Form S-4 (File No. 333-72207)).

4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated December 20, 2001).

4.10

Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K dated December 20, 2001).

Exhibit No.	Description

4.11

Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K dated December 20, 2001).

4.12

Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K dated December 20, 2001).

10.1

Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of the Company’s Form 10-K for the fiscal year ending December 31, 1996 (File No. 000-27000)).

10.2

Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated December 5, 1994 (incorporated by reference to Exhibit 10.5(d) of the Company’s Registration Statement on Form S-1 (File No. 33-96026)).

10.3

Form of Affiliation Agreement between Northstar Television of Jackson, Inc. (re: WAPT) and ABC, dated April 10, 1997 (incorporated by reference to Exhibit 10.5(e) of the Company’s Registration Statement on Form S-1 (File No. 33-96026)).

10.4

Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.5

Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000))

10.6

Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.7

Primary Television Affiliation Agreement for Television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.8

Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated August 29, 1997 (File No. 000-27000)).

10.9

Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

10.10

Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

10.11

Board Representation Agreement, dated as of May 25, 1998, by and among the Company, Hearst Broadcasting, Inc. and Emily Raugh Pulitzer, Michael E. Pulitzer and David E. Moore (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated May 25, 1998).

Exhibit No.	Description

10.12	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of the Company’s Form 10-K for the fiscal year ended December 31, 1998).

10.13

Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders party thereto, The Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended March 31, 1999).

10.14

Amendment No. 1, dated as of August 1, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended September 30, 2001).

10.15

Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.18 of the Company’s Form 10-K for the fiscal year ended December 31, 2001).

10.16

Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.19 of the Company’s Form 10-K for the fiscal year ended December 31, 2001).

10.17

Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties, Inc. and Emmis Communications Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report for the quarter ended June 30, 2000).

10.18

Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended September 30, 2000).

10.19

Consulting Agreement, dated January 1, 2001, between the Company and Argyle Communications, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report for the quarter ended March 31, 2001).

10.20	Employment Agreement, dated January 1, 2003, between the Company and Philip M. Stolz.

10.21	Amended and Restated 1997 Stock Option Plan.

10.22	2003 Incentive Compensation Plan.

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the company’s Form 10-K for the fiscal year ended December 31, 2001).

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney (contained on signature page hereto).