Form 10-Q
period 2003-03-31
HEARST ARGYLE TELEVISION INC
filed 2003-05-02
CIK 949536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of April 30, 2003, the registrant had 92,538,731 shares of common stock outstanding, consisting of 51,240,083 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$5,834	$4,442
Accounts receivable, net	126,516	143,347
Program and barter rights	38,083	58,510
Deferred income taxes	2,873	2,873
Other	7,635	7,024

Total current assets	180,941	216,196

Property, plant and equipment, net	305,950	310,138

Intangible assets, net	2,354,041	2,354,658
Goodwill, net	799,160	799,160
Other noncurrent assets:
Deferred financing and acquisition costs, net	16,728	17,306
Investments	26,784	26,925
Program and barter rights	4,944	6,096
Other	31,852	32,446

Total other noncurrent assets	80,308	82,773

Total assets	$3,720,400	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,912	$14,085
Accrued liabilities	50,859	54,127
Program and barter rights payable	37,968	57,672
Payable to The Hearst Corporation	22	533
Other	4,067	4,262

Total current liabilities	105,828	130,679

Noncurrent liabilities:
Program and barter rights payable	7,300	8,723
Long-term debt	944,349	973,378
Deferred income taxes	847,101	844,781
Other liabilities	25,453	26,102

Total noncurrent liabilities	1,824,203	1,852,984

Company Obligated Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Parent Company Debentures	200,000	200,000

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	544	543
Series B common stock	413	413
Additional paid-in capital	1,282,655	1,281,288
Retained earnings	391,832	382,093
Accumulated other comprehensive loss, net	(4,378)	(4,378)
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,590,369	1,579,262

Total liabilities and stockholders’ equity	$3,720,400	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(In thousands, except per share data)
Total revenues	$149,276	$154,922
Station operating expenses:
Salaries, benefits and other operating costs	79,833	79,277
Amortization of program rights	16,092	14,939
Depreciation and amortization	10,960	10,445
Corporate, general and administrative expenses	4,874	3,845

Operating income	37,517	46,416
Interest expense, net	17,409	18,377
Dividends on redeemable convertible preferred securities	3,750	3,750
Equity in loss of affiliates	136	1,050

Income before income taxes	16,222	23,239
Income taxes	6,165	8,924

Net income	10,057	14,315
Less preferred stock dividends	(318)	(356)

Income applicable to common stockholders	$9,739	$13,959

Income per common share—basic:	$0.11	$0.15

Number of common shares used in the calculation	92,436	91,870

Income per common share—diluted:	$0.11	$0.15

Number of common shares used in the calculation	92,750	92,118

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$10,057	$14,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,343	10,414
Amortization of program rights	16,092	14,939
Program payments	(15,638)	(14,662)
Amortization of deferred financing costs	728	727
Amortization of intangible assets	617	31
Deferred income taxes	2,320	6,607
Equity in loss of affiliates	136	1,050
Provision for doubtful accounts	143	2,573
(Gain) loss on disposal of fixed assets	(83)	78
Changes in operating assets and liabilities:
Accounts receivable	16,688	17,479
Other assets	(19)	(535)
Accounts payable and accrued liabilities	(4,591)	5,492
Other liabilities	(1,355)	(7,113)

Net cash provided by operating activities	35,438	51,395

Investing Activities
Purchases of property, plant, and equipment:
Digital	(1,961)	(4,369)
Maintenance	(1,572)	(1,006)
Special projects/towers	(2,572)	(496)
Other, net	38	(2)

Net cash used in investing activities	(6,067)	(5,873)

Financing Activities
Credit Facility:
Proceeds	91,000	143,000
Repayment	(120,000)	(187,000)
Dividends paid on preferred stock	(318)	(356)
Proceeds from employee stock purchase plan	585	364
Proceeds from stock option exercises	783	1,661
Payments on capital lease obligations	(29)	(27)

Net cash used in financing activities	(27,979)	(42,358)

Increase in cash and cash equivalents	1,392	3,164
Cash and cash equivalents at beginning of period	4,442	3,260

Cash and cash equivalents at end of period	$5,834	$6,424

	Three Months Ended March 31,
Supplemental Cash Flow Information:	2003	2002
	(Unaudited)
	(In thousands)
Cash paid during the period:
Interest	$6,701	$8,118

Dividends on redeemable convertible preferred securities	$3,750	$—

Income taxes, net of refunds	$10,335	$5,814

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2003

1.    BASIS OF PRESENTATION

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform with classifications used as of and for the period ended March 31, 2003.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 on December 31, 2002 and the recognition and measurement provisions on January 1, 2003. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Black-Scholes option pricing model is commonly used in the fair value based method. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS 148 were adopted by the Company on December 31, 2002. SFAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2003

3.    STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation under APB No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS 123.

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended:

	Three Months Ended March 31,
	(Unaudited)
(In thousands, except per share data)	2003	2002

Reported net income	$10,057	$14,315
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,713)	(1,410)

Pro forma net income	$8,344	$12,905

Pro forma net income applicable to common stockholders	$8,026	$12,549

Earnings per share:
Basic—as reported	$0.11	$0.15
Basic—pro forma	$0.09	$0.14

Diluted—as reported	$0.11	$0.15
Diluted—pro forma	$0.09	$0.14

4.    LONG-TERM DEBT

Long-term debt as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Credit Facility	$62,000	$91,000
Senior Notes	432,110	432,110
Private Placement Debt	450,000	450,000
Capital lease obligations	360	389

	944,470	973,499
Less current portion	(121)	(121)

Total long-term debt	$944,349	$973,378

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2003

5.    EARNINGS PER SHARE

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth a reconciliation between basic and diluted EPS:

	Three Months Ended March 31, 2003
	(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
	(In thousands, except per share data)
Net income	$10,057
Less: Preferred stock dividends	(318)

Basic EPS:
Income applicable to common stockholders	$9,739	92,436	$0.11
Effect of Dilutive Securities:
Assumed exercise of stock options	—	314

Diluted EPS:
Income applicable to common stockholders plus assumed conversions	$9,739	92,750	$0.11

	Three Months Ended March 31, 2002
	(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per- Share Amount
	(In thousands, except per share data)
Net income	$14,315
Less: Preferred stock dividends	(356)

Basic EPS:
Income applicable to common stockholders	$13,959	91,870	$0.15
Effect of Dilutive Securities:
Assumed exercise of stock options	—	248
Diluted EPS:

Income applicable to common stockholders plus assumed conversions	$13,959	92,118	$0.15

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2003

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets as of March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Gross value:
FCC licenses	$2,479,034	$2,479,034
Goodwill	957,281	957,281
Network affiliations	95,493	95,493
Favorable leases	723	723

Total gross value	3,532,531	3,532,531
Accumulated amortization:
FCC licenses	(190,866)	(190,866)
Goodwill	(158,121)	(158,121)
Network affiliations	(29,915)	(29,318)
Favorable leases	(428)	(408)

Total accumulated amortization	(379,330)	(378,713)

Total goodwill and intangible assets, net	$3,153,201	$3,153,818

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives (FCC licenses) no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144. The Company’s annual amortization expense for intangible assets with determinable useful lives is estimated to be approximately $2.4 to $2.5 million per year.

The Company completed its initial goodwill impairment review during the first quarter of 2002 and its annual goodwill impairment review during the fourth quarter of 2002 using a fair value approach in accordance with SFAS 142 and found no impairment. In addition, no evidence of impairment was found with regard to the Company’s FCC licenses. In 2002, the Company made an adjustment of approximately $0.4 million to the carrying value of goodwill to finalize certain purchase accounting adjustments.

7.    RELATED PARTY TRANSACTIONS

The Hearst Corporation.    As of March 31, 2003, The Hearst Corporation (“Hearst”) owned approximately 37.7% of the Company’s outstanding Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.5% of the outstanding voting power of the Company’s common stock. During the three months ended March 31, 2003, the Company entered into the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. The Company recorded revenues of approximately $0.8 million and $0.6 million in the three months ended March 31, 2003 and 2002, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2003

•	Services Agreement. The Company incurred expenses of approximately $1.0 million and $0.9 million in the three months ended March 31, 2003 and 2002, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Dividends on Redeemable Convertible Preferred Securities. The Company incurred dividends expense relating to redeemable convertible preferred securities of $0.75 million in both the three months ended March 31, 2003 and 2002, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of redeemable convertible preferred securities issued in December 2001 by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company.

•	Radio Facilities Lease. Pursuant to the Studio Lease Agreement, Hearst paid the Company approximately $0.2 million in both the three months ended March 31, 2003 and 2002. Under the Studio Lease Agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland, radio stations. The term of the lease commenced September 1, 2000 and will continue as to the space occupied by each radio station, respectively, until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2003.

•	Lifetime Entertainment Services. The Company recorded revenues of approximately $0.5 million and $0.9 million from Lifetime Entertainment Services (“Lifetime”) in the three months ended March 31, 2003 and 2002, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

•	Other Transactions with Hearst. In the three months ended March 31, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC. In the three months ended March 31, 2003, the Company did not receive advertising revenues from Hearst.

NBC.    In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. The Company’s share of the loss in NBC/Hearst-Argyle Syndication, LLC is included in Equity in loss of affiliates in the accompanying condensed consolidated statements of income. Emerson Coleman, an officer of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

IBS.    In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company’s share of the loss of IBS is included in Equity in loss of affiliates in the accompanying condensed consolidated statements of income. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002 Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

March 31, 2003

ProAct Technologies Corporation.    In the three months ended March 31, 2003, the Company did not receive revenues from ProAct, one of the Company’s equity interest investments (which is accounted for using the cost method). The Company recorded approximately $3.2 million in the three months ended March 31, 2002, relating to advertising sales to ProAct. Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

J.P. Morgan Chase Bank.    The lead agent bank under the Company’s $750 million credit facility entered into in April 1999 is J.P. Morgan Chase Bank (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase.

Argyle Communications, Inc.    The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. The Company made payments of approximately $0.1 million in the three months ended March 31, 2002 in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI.

Small Business Television.    The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended March 31, 2003 and 2002, these sales generated revenues of approximately $0.2 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.1 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John J. Conomikes, a member of the Company’s Board of Directors.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results during the three months ended March 31, 2003 and 2002.

HEARST-ARGYLE TELEVISION, INC.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations and provides management services to two network-affiliated and one independent television stations and two radio stations (collectively the “Managed Stations”) in exchange for a management fee. See Note 7 of the condensed consolidated financial statements. The results of operations for the three months ended March 31, 2003 and 2002 include: (i) the results of the Company’s 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented.

Three Months Ended March 31, 2003

Compared to Three Months Ended March 31, 2002

Total revenues.    Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions, (ii) network compensation and (iii) other revenues, which represented less than 3.0% of total revenues. Total revenues in the three months ended March 31, 2003 were $149.3 million, as compared to $154.9 million in the three months ended March 31, 2002, a decrease of $5.6 million or 3.6%. This decrease was primarily attributable to the following factors:

(i)	a decrease in net political advertising revenues of $4.2 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office decreases in odd-numbered years (such as 2003);
(ii)	a decrease in net advertising revenues due to the absence of approximately $8.0 million in revenues, which the Company estimates to have been the incremental portion of the $15.3 million in revenue generated in the first quarter of 2002 during the broadcast of the Winter Olympics by the Company’s ten NBC affiliates;
(iii)	an increase in demand by core national and local advertisers, particularly in the categories of movies, packaged goods, furniture/housewares, retail and telecommunications, which helped to substantially offset the effects of (i) and (ii) above; and
(iv)	the loss of approximately $5.0 million in net advertising revenues during March 2003 due to advertiser cancellations, schedule adjustments, pre-emptions for network news coverage, and lost new bookings, as a result of the war in Iraq.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $79.8 million in the three months ended March 31, 2003, as compared to $79.3 million in the three months ended March 31, 2002, an increase of $0.5 million or 0.6%. This increase was primarily due to (i) an increase in insurance costs and (ii) an increase in pension expense; partially offset by (iii) a decrease of $2.4 million in bad debt expense.

Amortization of program rights.    Amortization of program rights was $16.1 million in the three months ended March 31, 2003, as compared to $14.9 million in the three months ended March 31, 2002, an increase of $1.2 million or 8.1%. This increase was primarily due to new strategic program rights acquisitions at the Company’s television stations in the Sacramento, California and Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization.    Depreciation and amortization was $11.0 million in the three months ended March 31, 2003, as compared to $10.4 million in the three months ended March 31, 2002, an increase of $0.6 million or 5.8%. Depreciation expense was $10.3 million in the three months ended March 31, 2003, as compared to $10.4 million in the three months ended March 31, 2002, a decrease of $0.1 million or 1.0%. Amortization was $0.6 million in the three months ended March 31, 2003, as compared to $0.03 million in the three months ended March 31, 2002, an increase of $0.57 million, principally resulting from amortization of network affiliation agreement intangible assets. The Company estimates its amortization expense for definite-lived intangible assets (which includes network affiliation agreements) to be $2.5 million for the year ended December 31, 2003. See Note 6 of the condensed consolidated financial statements.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $4.9 million in the three months ended March 31, 2003, as compared to $3.8 million in the three months ended March 31, 2002, an increase of $1.1 million or 28.9%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; and (ii) an increase in professional fees.

HEARST-ARGYLE TELEVISION, INC.

Operating income.    Operating income was $37.5 million in the three months ended March 31, 2003, as compared to $46.4 million in the three months ended March 31, 2002, a decrease of $8.9 million or 19.2%. This net decrease in the operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $17.4 million in the three months ended March 31, 2003, as compared to $18.4 million in the three months ended March 31, 2002, a decrease of $1.0 million or 5.4%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the first quarter of 2003 than in the first quarter of 2002. The Company’s outstanding debt balance as of March 31, 2003 was approximately $944.5 million, as compared to approximately $1.1 billion as of March 31, 2002. See Note 4 of the condensed consolidated financial statements.

Dividends on redeemable convertible preferred securities.    Dividends on redeemable convertible preferred securities were $3.75 million in both the three months ended March 31, 2003 and 2002. The dividends are accrued in connection with the private placement of redeemable convertible preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company, in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Equity in loss of affiliates.    Equity in loss of affiliates was approximately $0.1 million in the three months ended March 31, 2003, as compared to $1.1 million in the three months ended March 31, 2002, a decrease of $1.0 million or 90.9%. This decrease was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in loss of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) entities related to IBS and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended March 31, 2003 and 2002.

Income taxes.    Income tax expense was $6.2 million in the three months ended March 31, 2003, as compared to $8.9 million in the three months ended March 31, 2002, a decrease of $2.7 million or 30.3%. This decrease was primarily due to the decrease in income attributable to the items described above. The effective tax rate was 38.0% in the three months ended March 31, 2003, as compared to 38.4% in the three months ended March 31, 2002. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 38.0%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income.    Net income was $10.1 million in the three months ended March 31, 2003, as compared to $14.3 million in the three months ended March 31, 2002, a decrease of $4.2 million or 29.4%. This decrease was due to the items discussed above, primarily a decrease of $8.9 million in operating income, partially offset by a decrease of $1.0 million in interest expense, net, a decrease of $1.0 million in equity loss in affiliates, and a decrease of $2.7 million in income tax expense, in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $35.4 million in the three months ended March 31, 2003, as compared to $51.4 million in the three months ended March 31, 2002, a decrease of $16.0 million. This decrease was primarily due to (i) the decrease in the Company’s net revenues and net income compared to the same period in 2002, as discussed above under “Total revenues” and “Net income”; (ii) an increase in net cash paid for income taxes; and (iii) changes in working capital, primarily a decrease in accrued liabilities (see “changes in operating assets and liabilities in the accompanying condensed consolidated statements of cash flows). See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

Investing Activities

Net cash used in investing activities was $6.1 million in the three months ended March 31, 2003, as compared to $5.9 million in the three months ended March 31, 2002, an increase of $0.2 million or 3.4%. During both periods, the Company’s primary investing activities were equipment purchases related to (i) special projects and towers; (ii) digital conversions, as mandated by the Federal Communications Commission (“FCC”); and (iii) maintenance.

Capital expenditures were $6.1 million and $5.9 million in the three months ended March 31, 2003 and 2002, respectively, and were funded using the Company’s net cash provided by operating activities. For the year ended December 31, 2002, capital expenditures were $25.9 million, including approximately (i) $15.4 million in digital conversion; (ii) $5.4 million in maintenance projects; and (iii) $5.1 million in special projects. For the year ending December 31, 2003, the Company expects to spend approximately $30.0 million in capital expenditures, including approximately (i) $5.0 million in digital projects; (ii) $16.5 million in maintenance projects; and (iii) $8.5 million in special projects. Since 1997 through March 31, 2003, the Company has invested approximately $56.8 million in capital expenditures related to digital conversions. The Company anticipates that it will make additional investments of approximately $13.0 to $16.0 million by December 31, 2004 in order to complete digital conversions for all of its stations, including satellite stations.

Financing Activities

Net cash used in financing activities was $28.0 million in the three months ended March 31, 2003, as compared to $42.4 million in the three months ended March 31, 2002, a decrease of $14.4 million or 34.0%. The Company used cash provided by operating activities to pay down the credit facility in the net amount of $29.0 million in the three months ended March 31, 2003 and $44.0 million in the three months ended March 31, 2002.

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of March 31, 2003.

On February 27, 2003, a holder of the Company’s Series A Preferred Stock, exercised their right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of the Company’s Series A Common Stock. On July 29, 2002, a holder of the Company’s Series A Preferred Stock, exercised their right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock. As of March 31, 2003, the Company had 7,381 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock.

As of March 31, 2003, the Company’s long-term debt obligations were $944.3 million, of which approximately 93.4% matures after 2005. See Note 4 of the condensed consolidated financial statements. Of the Company’s long-term debt obligations as of March 31, 2003, approximately 93% bear interest at a fixed rate and 7% bear interest at a variable rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Baa3 by Moody’s Investors Service, as of March 31, 2003. Such credit ratings are considered to be investment grade.

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

HEARST-ARGYLE TELEVISION, INC.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. Forward-looking statements may be contained in this report, concerning, among other things, trends involving net revenues, cash flow and operating expenses, involve risks and uncertainties, and are subject to change based on various important factors, including the impact of changes in national and regional economies, the Company’s ability to service and refinance its outstanding debt, successful integration of acquired television stations (including achievement of synergies and cost reductions), pricing fluctuations in local and national advertising, future regulatory actions and conditions in the television stations’ operating areas, competition from others in the broadcast television markets served by the Company, volatility in programming costs, the effects of governmental regulation of broadcasting, industry consolidation, technological developments, and major world news events. Other matters set forth in this report, or in the documents incorporated herein by reference may also cause actual results in the future to differ materially from those described in the forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s credit facility is sensitive to changes in interest rates. As of March 31, 2003, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

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

HEARST-ARGYLE TELEVISION, INC.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

10.1	Employment Agreement, with an effective date of June 1, 2003, between the Company and David J. Barrett.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

On February 7, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release relating to financial results and earnings for the Company’s annual period ended December 31, 2002.

Hearst-Argyle Television, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel

Dated:	May 2, 2003

Name	Title	Date

/S/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 2, 2003

/S/ J. BRADFORD HINCKLEY J. Bradford Hinckley	Corporate Controller (Principal Accounting Officer)	May 2, 2003

CERTIFICATIONS

I, David J. Barrett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hearst-Argyle Television, Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 2, 2003

/s/ DAVID J. BARRETT
Name:David J. Barrett Title:President and Chief Executive Officer

CERTIFICATIONS—(Continued)

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

Date: May 2, 2003

/s/ HARRY T. HAWKS
Name: Harry T. Hawks Title: Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, with an effective date of June 1, 2003, between the Company and David J. Barrett.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.