Form 10-Q
period 2003-06-30
HEARST ARGYLE TELEVISION INC
filed 2003-07-31
CIK 949536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: NOT APPLICABLE

COMMISSION FILE NUMBER: 1-14776

HEARST-ARGYLE TELEVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2717523
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue New York, NY 10106

(Address of principal executive offices)

(212) 887-6800

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

As of July 29, 2003, the registrant had 92,600,469 shares of common stock outstanding, consisting of 51,301,821 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$7,071	$4,442
Accounts receivable, net	142,587	143,347
Program and barter rights	18,965	58,510
Deferred income taxes	2,873	2,873
Other	6,277	7,024

Total current assets	177,773	216,196

Property, plant and equipment, net	301,954	310,138

Intangible assets, net	2,353,425	2,354,658

Goodwill, net	799,160	799,160

Other noncurrent assets:
Deferred financing and acquisition costs, net	16,089	17,306
Investments	27,136	26,925
Program and barter rights	3,994	6,096
Other	31,553	32,446

Total other noncurrent assets	78,772	82,773

Total assets	$3,711,084	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	June 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,075	$14,085
Accrued liabilities	49,685	54,127
Program and barter rights payable	19,411	57,672
Payable to The Hearst Corporation	—	533
Current portion of long-term debt	43,165	121
Other	4,331	4,141

Total current liabilities	125,667	130,679

Noncurrent liabilities:
Program and barter rights payable	6,097	8,723
Long-term debt, less current portion	882,501	973,378
Deferred income taxes	853,392	844,781
Other liabilities	24,879	26,102

Total noncurrent liabilities	1,766,869	1,852,984

Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures	200,000	200,000

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	545	543
Series B common stock	413	413
Additional paid-in capital	1,283,852	1,281,288
Retained earnings	418,813	382,093
Accumulated other comprehensive loss, net	(4,378)	(4,378)
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,618,548	1,579,262

Total liabilities and stockholders’ equity	$3,711,084	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited) (In thousands, except per share data)
Total revenues	$179,605	$182,303	$328,881	$337,225
Station operating expenses:
Salaries, benefits and other operating costs	81,028	79,826	160,861	159,103
Amortization of program rights	15,830	14,650	31,922	29,589
Depreciation and amortization	13,136	10,476	24,096	20,921
Corporate general and administrative expenses	4,884	4,394	9,758	8,239

Operating income	64,727	72,957	102,244	119,373
Interest expense, net	17,351	18,786	34,760	37,163
Dividends on redeemable convertible preferred securities	3,750	3,750	7,500	7,500
Other income, net	—	299	—	299
Equity in income (loss) of affiliates	370	(1,226)	234	(2,276)

Income before income taxes	43,996	49,494	60,218	72,733
Income taxes	16,718	18,715	22,883	27,639

Net income	27,278	30,779	37,335	45,094
Less preferred stock dividends	297	355	615	711

Income applicable to common stockholders	$26,981	$30,424	$36,720	$44,383

Income per common share—basic:	$0.29	$0.33	$0.40	$0.48

Number of common shares used in the calculation	92,554	92,099	92,495	91,985

Income per common share—diluted:	$0.29	$0.33	$0.40	$0.48

Number of common shares used in the calculation	92,963	92,683	92,856	92,401

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(Unaudited) (In thousands)
Operating Activities
Net income	$37,335	$45,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,863	20,866
Amortization of program rights	31,922	29,589
Program payments	(31,161)	(29,158)
Amortization of deferred financing costs	1,455	1,456
Amortization of intangible assets	1,233	55
Deferred income taxes	8,611	17,349
Equity in (income) loss of affiliates	(234)	2,276
Provision for doubtful accounts	144	2,976
Loss on disposal of fixed assets	34	82
Changes in operating assets and liabilities:
Accounts receivable	616	(2,668)
Other assets	1,640	180
Accounts payable and accrued liabilities	(9,690)	3,537
Other liabilities	(1,566)	(6,786)

Net cash provided by operating activities	63,202	84,848

Investing Activities
Purchases of property, plant, and equipment:
Digital	(3,011)	(8,112)
Maintenance	(6,764)	(2,891)
Special projects/towers	(4,828)	(2,112)
Other, net	142	52

Net cash used in investing activities	(14,461)	(13,063)

Financing Activities
Credit Facility:
Proceeds	172,150	227,000
Repayment	(220,150)	(305,000)
Dividends paid on preferred stock	(615)	(711)
Proceeds from employee stock purchase plan	1,069	844
Proceeds from stock option exercises	1,496	7,234
Principal payments on capital lease obligations	(62)	(53)

Net cash used in financing activities	(46,112)	(70,686)

Increase in cash and cash equivalents	2,629	1,099
Cash and cash equivalents at beginning of period	4,442	3,260

Cash and cash equivalents at end of period	$7,071	$4,359

	Six Months Ended June 30,
Supplemental Cash Flow Information:	2003	2002
	(Unaudited) (In thousands)
Cash paid during the period:
Interest	$33,342	$35,929

Dividends on redeemable convertible preferred securities	$7,500	$4,250

Income taxes, net of refunds	$11,971	$5,814

Non-cash investing and financing activities:
Capital lease obligations entered into during the period	$229	$—

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2003

1. BASIS OF PRESENTATION

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three and six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform with classifications used as of and for the period ended June 30, 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The Hearst-Argyle Capital Trust (the “Capital Trust”), a wholly-owned and currently consolidated subsidiary trust of the Company, is considered to be a variable interest entity under FIN 46. The Company, in consultation with its advisors, is reviewing FIN 46 to determine whether or not it will require the Company to de-consolidate the Capital Trust. The provisions of FIN 46 are effective for the Company on July 1, 2003. Should de-consolidation be required, the primary effect upon the Company’s consolidated financial statements will be to require the reclassification of the $200 million “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Long-term debt payable to the Hearst-Argyle Capital Trust.” The Company does not believe that such potential balance sheet reclassification will have a material adverse effect on the Company’s consolidated financial statements. Such potential balance sheet reclassification would have no effect upon the Company’s current debt covenants.

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company is not currently involved in any derivative financial instruments, the Company does not believe that the adoption of SFAS 149 will have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that SFAS 150 will affect the classification or measurement of any of its financial instruments.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2003

3. STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”).

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)		(Unaudited)
(In thousands, except per share data)	2003	2002	2003	2002
Reported net income	$27,278	$30,779	$37,335	$45,094
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,677)	(1,449)	(3,390)	(2,859)

Pro forma net income	$25,601	$29,330	$33,945	$42,235

Pro forma net income applicable to common stockholders	$25,304	$28,975	$33,330	$41,524

Earnings per share:
Basic-as reported	$0.29	$0.33	$0.40	$0.48
Basic-pro forma	$0.27	$0.31	$0.36	$0.45

Diluted-as reported	$0.29	$0.33	$0.40	$0.48
Diluted-pro forma	$0.27	$0.31	$0.36	$0.45

4. LONG-TERM DEBT

Long-term debt as of June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Credit facility	$43,000	$91,000
Senior notes	432,110	432,110
Private placement debt	450,000	450,000
Capital lease obligations	556	389

	925,666	973,499
Less current portion:
Credit facility	(43,000)	—
Capital lease obligations	(165)	(121)

	(43,165)	(121)

Total long-term debt	$882,501	$973,378

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2003

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

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)			(In thousands, except per share data)
Net income	$27,278			$30,779
Less: Preferred stock dividends	(297)			(355)

Basic EPS:
Income applicable to common stockholders	$26,981	92,554	$0.29	$30,424	92,099	$0.33
Effect of Dilutive Securities:
Assumed exercise of stock options	—	409		—	584

Diluted EPS:
Income applicable to common stockholders plus assumed conversions	$26,981	92,963	$0.29	$30,424	92,683	$0.33

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)			(In thousands, except per share data)
Net income	$37,335			$45,094
Less: Preferred stock dividends	(615)			(711)

Basic EPS:
Income applicable to common stockholders	$36,720	92,495	$0.40	$44,383	91,985	$0.48
Effect of Dilutive Securities:
Assumed exercise of stock options	—	361		—	416

Basic EPS:
Income applicable to common stockholders plus assumed conversions	$36,720	92,856	$0.40	$44,383	92,401	$0.48

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2003

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets as of June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Gross value:
FCC licenses	$2,479,034	$2,479,034
Goodwill	957,281	957,281
Network affiliations	95,493	95,493
Favorable leases	723	723

Total gross value	3,532,531	3,532,531
Accumulated amortization:
FCC licenses	(190,866)	(190,866)
Goodwill	(158,121)	(158,121)
Network affiliations	(30,513)	(29,318)
Favorable leases	(446)	(408)

Total accumulated amortization	(379,946)	(378,713)

Total goodwill and intangible assets, net	$3,152,585	$3,153,818

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives (FCC licenses) no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s annual amortization expense for intangible assets with determinable useful lives is estimated to be approximately $2.5 million per year.

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

7. RELATED PARTY TRANSACTIONS

The Hearst Corporation. As of June 30, 2003, The Hearst Corporation (“Hearst”) owned approximately 37.7% of the Company’s outstanding Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.5% of the outstanding voting power of the Company’s common stock. During the three and six months ended June 30, 2003, the Company entered into the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. The Company recorded revenues of approximately $1.0 million and $1.9 million in the three and six months ended June 30, 2003, respectively, and approximately $1.0 million and $1.6 million in the three and six months ended June 30, 2002, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2003

•	Services Agreement. The Company incurred expenses of approximately $0.9 million and $1.9 million in the three and six months ended June 30, 2003, respectively, and approximately $0.9 million and $1.8 million in the three and six months ended June 30, 2002, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Dividends on Redeemable Convertible Preferred Securities. The Company incurred dividends expense relating to redeemable convertible preferred securities of $0.75 million and $1.5 million in both the three and six months ended June 30, 2003 and 2002, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of redeemable convertible preferred securities issued in December 2001 by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company.

•	Radio Facilities Lease. Pursuant to the Studio Lease Agreement, Hearst paid the Company approximately $0.2 million and $0.4 million in both the three and six months ended June 30, 2003 and 2002, respectively. Under the Studio Lease Agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations. The term of the lease commenced September 1, 2000 and will continue as to the space occupied by each radio station, respectively, until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2003. The Company currently anticipates that the lease will be renewed.

•	Lifetime Entertainment Services. The Company recorded revenues of approximately $0.4 million and $0.9 million from Lifetime Entertainment Services (“Lifetime”) in the three and six months ended June 30, 2003, respectively, and approximately $1.0 million and $1.4 million in the three and six months ended June 30, 2002, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

•	Other Transactions with Hearst. The Company recorded no revenues in the three months ended June 30, 2002, and in the six months ended June 30, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC. In the three and six months ended June 30, 2003, the Company did not receive advertising revenues from Hearst.

NBC. In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. The Company’s share of the income (loss) in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income (loss) of affiliates in the accompanying condensed consolidated statements of income. Emerson Coleman, Vice President, Programming of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

IBS. In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company’s share of the income (loss) of IBS is included in Equity in income (loss) of affiliates in the accompanying condensed consolidated statements of income. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002 Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

June 30, 2003

ProAct Technologies Corporation. In March 2000, the Company invested $25 million in ProAct Technologies Corp. (“ProAct”) for an equity interest in ProAct. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment realizable value. In the three and six months ended June 30, 2003, the Company did not receive revenues from ProAct. The Company recorded no revenues in the three months ended June 30, 2002, and approximately $3.2 million in the six months ended June 30, 2002, relating to advertising sales to ProAct. Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer and a current Director of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

J.P. Morgan Chase Bank. The lead agent bank under the Company’s $750 million credit facility entered into in April 1999 is J.P. Morgan Chase Bank (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company and former President and Chief Executive Officer of The Hearst Corporation, is also a Director of Chase.

Argyle Communications, Inc. The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. The Company made payments of approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2002, respectively, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI.

Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended June 30, 2003 and 2002, these sales generated revenues of approximately $0.3 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.2 million was distributed to the Company. In both the six months ended June 30, 2003 and 2002, the revenues from the SBTV services were approximately $0.5 million, of which approximately $0.2 million was distributed to SBTV and approximately $0.3 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John J. Conomikes, a member of the Company’s Board of Directors.

Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results during the three and six months ended June 30, 2003 and 2002.

8. SUBSEQUENT EVENT

On July 4, 2003, the Company experienced a collapse of its tower at KETV, the Company’s television station in Omaha, Nebraska. Although no one was injured in the accident, the station’s tower was destroyed and its transmitter building was damaged. Further, there was some damage to a nearby tower owned by another broadcaster. At the time of the accident, the station was on air with its auxiliary site and therefore no interruption to on-air coverage occurred. The cause of the accident is unknown and the Company is currently in the process of its investigation. The Company anticipates that its insurance policy will cover the cost to rebuild or repair the damaged property, in excess of the insurance policy’s deductible of $250,000.

HEARST-ARGYLE TELEVISION, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) own and operate 24 network-affiliated television stations and provide management services to two network-affiliated and one independent television stations and two radio stations (collectively the “Managed Stations”) in exchange for a management fee. See Note 7 of the condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2003 and 2002 include: (i) the results of the Company’s 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented.

Three Months Ended June 30, 2003

Compared to Three Months Ended June 30, 2002

Total revenues. Total revenues include primarily (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; and, to a lesser extent (ii) network compensation and (iii) other revenues. Other revenues represented less than 3.0% of total revenues. Total revenues in the three months ended June 30, 2003 were $179.6 million, as compared to $182.3 million in the three months ended June 30, 2002, a decrease of $2.7 million or 1.5%. This decrease was primarily attributable to the following: (i) a decrease in net political advertising revenues of $5.4 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office decreases in odd-numbered years (such as 2003); (ii) macro-economic factors, such as continued economic weakness nationally and regionally in certain of the Company’s larger markets, as well as geopolitical uncertainty internationally; and (iii) the effect of ABC’s underperformance in primetime ratings upon the Company’s ABC-affiliated stations. These factors were partially offset by an increase in demand by national and local advertisers, particularly in the categories of financial services, automotive, attractions, packaged goods, furniture and housewares, retail and telecommunications.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $81.0 million in the three months ended June 30, 2003, as compared to $79.8 million in the three months ended June 30, 2002, an increase of $1.2 million or 1.5%. This increase was primarily due to (i) an increase in insurance costs and (ii) an increase in employee benefits and pension expenses; partially offset by (iii) a decrease in bad debt expense.

Amortization of program rights. Amortization of program rights was $15.8 million in the three months ended June 30, 2003, as compared to $14.7 million in the three months ended June 30, 2002, an increase of $1.1 million or 7.5%. This increase was primarily due to new strategic program rights acquisitions at the Company’s television stations in the Sacramento, California and Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization. Depreciation and amortization was $13.1 million in the three months ended June 30, 2003, as compared to $10.5 million in the three months ended June 30, 2002, an increase of $2.6 million or 24.8%. Depreciation expense was $12.5 million in the three months ended June 30, 2003, as compared to $10.5 million in the three months ended June 30, 2002, an increase of $2.0 million or 19.0%. This increase was primarily due to the Company’s recording of approximately $2.1 million of accelerated depreciation in the three months ended June 30, 2003 on certain broadcasting equipment which management determined to be obsolete. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $0.6 million in the three months ended June 30, 2003, as compared to $0.02 million in the three months ended June 30, 2002, an increase of $0.58 million, principally resulting from amortization of network affiliation agreement intangible assets. The Company estimates its amortization expense for finite-lived intangible assets (which includes network affiliation agreements) to be approximately $2.5 million for the year ended December 31, 2003. See Note 6 of the condensed consolidated financial statements.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $4.9 million in the three months ended June 30, 2003, as compared to $4.4 million in the three months ended June 30, 2002, an increase of $0.5 million or 11.4%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; and (ii) an increase in professional fees.

HEARST-ARGYLE TELEVISION, INC.

Operating income. Operating income was $64.7 million in the three months ended June 30, 2003, as compared to $73.0 million in the three months ended June 30, 2002, a decrease of $8.3 million or 11.4%. This net decrease in operating income was due to the items discussed above.

Interest expense, net. Interest expense, net of interest income, was $17.4 million in the three months ended June 30, 2003, as compared to $18.8 million in the three months ended June 30, 2002, a decrease of $1.4 million or 7.4%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the second quarter of 2003 than in the second quarter of 2002. The Company’s outstanding debt balance as of June 30, 2003 was approximately $925.7 million, as compared to approximately $1.1 billion as of June 30, 2002. See Note 4 of the condensed consolidated financial statements.

Dividends on redeemable convertible preferred securities. Dividends on redeemable convertible preferred securities were $3.75 million in both the three months ended June 30, 2003 and 2002. The dividends are accrued in connection with the private placement of redeemable convertible preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company, in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net. Other income, net, recorded in the three months ended June 30, 2002 represented an escrow closing fee paid to the Company by Emmis Communications Corporation in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was approximately $0.4 million of income in the three months ended June 30, 2003, as compared to $1.2 million of loss in the three months ended June 30, 2002, an increase of $1.6 million or 133.3%. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income (loss) of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended June 30, 2003 and 2002.

Income taxes. Income tax expense was $16.7 million in the three months ended June 30, 2003, as compared to $18.7 million in the three months ended June 30, 2002, a decrease of $2.0 million or 10.7%. This decrease was primarily due to the decrease in income attributable to the items described above. The effective tax rate was 38.0% in the three months ended June 30, 2003, as compared to 37.8% in the three months ended June 30, 2002. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 38.0%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income. Net income was $27.3 million in the three months ended June 30, 2003, as compared to $30.8 million in the three months ended June 30, 2002, a decrease of $3.5 million or 11.4%. This decrease was due to the items discussed above, primarily a decrease of $8.3 million in operating income; partially offset by a decrease of $1.4 million in interest expense, net; an increase of $1.6 million in equity in income (loss) in affiliates; and a decrease of $2.0 million in income tax expense, in the three months ended June 30, 2003, as compared to the three months ended June 30, 2002.

HEARST-ARGYLE TELEVISION, INC.

Six Months Ended June 30, 2003

Compared to Six Months Ended June 30, 2002

Total revenues. Total revenues include primarily (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; and, to a lesser extent (ii) network compensation and (iii) other revenues. Other revenues represented less than 3.0% of total revenues. Total revenues in the six months ended June 30, 2003 were $328.9 million, as compared to $337.2 million in the six months ended June 30, 2002, a decrease of $8.3 million or 2.5%. This decrease was primarily attributable to the following: (i) a decrease in net political advertising revenues of $9.6 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office decreases in odd-numbered years (such as 2003); (ii) a decrease in net advertising revenues due to the absence of approximately $8.0 million in revenues, which the Company estimates to have been the incremental portion of the $15.3 million in revenue generated in the first quarter of 2002 during the broadcast of the Winter Olympics by the Company’s ten NBC affiliates; (iii) the effect of ABC’s underperformance in primetime ratings upon the Company’s ABC-affiliated stations; (iv) macro-economic factors, such as continued economic weakness nationally and regionally in certain of the Company’s larger markets, as well as geopolitical uncertainty internationally, specifically the loss of approximately $5.0 million in net advertising revenues during March 2003 due to advertiser cancellations, schedule adjustments, pre-emptions for network news coverage, and lost new bookings, as a result of the war in Iraq. These factors were partially offset by an increase in demand by core national and local advertisers, particularly in the categories of financial services, automotive, attractions, packaged goods, furniture and housewares, retail and telecommunications.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $160.9 million in the six months ended June 30, 2003, as compared to $159.1 million in the six months ended June 30, 2002, an increase of $1.8 million or 1.1%. This increase was primarily due to (i) an increase in insurance costs and (ii) an increase in employee benefits and pension expenses; partially offset by (iii) a decrease in bad debt expense.

Amortization of program rights. Amortization of program rights was $31.9 million in the six months ended June 30, 2003, as compared to $29.6 million in the six months ended June 30, 2002, an increase of $2.3 million or 7.8%. This increase was primarily due to new strategic program rights acquisitions at the Company’s television stations in the Sacramento, California and Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization. Depreciation and amortization was $24.1 million in the six months ended June 30, 2003, as compared to $20.9 million in the six months ended June 30, 2002, an increase of $3.2 million or 15.3%. Depreciation expense was $22.9 million in the six months ended June 30, 2003, as compared to $20.9 million in the six months ended June 30, 2002, an increase of $2.0 million or 9.6%. This increase was primarily due to the Company’s recording of approximately $2.1 million of accelerated depreciation in the six months ended June 30, 2003 on certain broadcasting equipment which management determined to be obsolete. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $1.2 million in the six months ended June 30, 2003, as compared to $0.06 million in the six months ended June 30, 2002, an increase of $1.14 million, principally resulting from amortization of network affiliation agreement intangible assets. The Company estimates its amortization expense for finite-lived intangible assets (which includes network affiliation agreements) to be approximately $2.5 million for the year ended December 31, 2003. See Note 6 of the condensed consolidated financial statements.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $9.8 million in the six months ended June 30, 2003, as compared to $8.2 million in the six months ended June 30, 2002, an increase of $1.6 million or 19.5%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; and (ii) an increase in professional fees.

Operating income. Operating income was $102.2 million in the six months ended June 30, 2003, as compared to $119.4 million in the six months ended June 30, 2002, a decrease of $17.2 million or 14.4%. This net decrease in operating income was due to the items discussed above.

Interest expense, net. Interest expense, net of interest income, was $34.8 million in the six months ended June 30, 2003, as compared to $37.2 million in the six months ended June 30, 2002, a decrease of $2.4 million or 6.5%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the first and second quarters of 2003 than in 2002. The Company’s outstanding debt balance as of June 30, 2003 was approximately $925.7 million, as compared to approximately $1.1 billion as of June 30, 2002. See Note 4 of the condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Dividends on redeemable convertible preferred securities. Dividends on redeemable convertible preferred securities were $7.5 million in both the six months ended June 30, 2003 and 2002. The dividends are accrued quarterly in the amount of $3.75 million in connection with the private placement of redeemable convertible preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company, in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net. Other income, net, recorded in the six months ended June 30, 2002 represented an escrow closing fee paid to the Company by Emmis Communications Corporation in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was approximately $0.2 million of income in the six months ended June 30, 2003, as compared to $2.3 million of loss in the six months ended June 30, 2002, an increase of $2.5 million or 108.7%. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income (loss) of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the six months ended June 30, 2003 and 2002.

Income taxes. Income tax expense was $22.9 million in the six months ended June 30, 2003, as compared to $27.6 million in the six months ended June 30, 2002, a decrease of $4.7 million or 17.0%. This decrease was primarily due to the decrease in income attributable to the items described above. The effective tax rate was 38.0% in both the six months ended June 30, 2003 and 2002. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 38.0%. Income tax expense represents federal and state income taxes as calculated on the Company’s income before income taxes.

Net income. Net income was $37.3 million in the six months ended June 30, 2003, as compared to $45.1 million in the six months ended June 30, 2002, a decrease of $7.8 million or 17.3%. This decrease was due to the items discussed above, primarily a decrease of $17.2 million in operating income; partially offset by a decrease of $2.4 million in interest expense, net; an increase of $2.5 million in equity in income (loss) in affiliates; and a decrease of $4.7 million in income tax expense, in the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $63.2 million in the six months ended June 30, 2003, as compared to $84.8 million in the six months ended June 30, 2002, a decrease of $21.6 million or 25.5%. This decrease was primarily due to (i) the decrease in the Company’s net revenues and net income compared to the same period in 2002, as discussed above under “Total revenues” and “Net income”; (ii) an increase in net cash paid for income taxes; and (iii) changes in working capital, primarily a decrease in accrued liabilities (see “changes in operating assets and liabilities” in the accompanying condensed consolidated statements of cash flows). See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

Investing Activities

Net cash used in investing activities was $14.5 million in the six months ended June 30, 2003, as compared to $13.1 million in the six months ended June 30, 2002, an increase of $1.4 million or 10.7%. During both periods, the Company’s primary investing activities were equipment purchases related to (i) special projects and towers; (ii) digital conversions, as mandated by the Federal Communications Commission (“FCC”); and (iii) maintenance.

Capital expenditures were $14.6 million and $13.1 million in the six months ended June 30, 2003 and 2002, respectively, and were funded using the Company’s net cash provided by operating activities. For the year ended December 31, 2002, capital expenditures were $25.9 million, including approximately (i) $15.4 million in digital conversion; (ii) $5.4 million in maintenance projects; and (iii) $5.1 million in special projects. For the year ending December 31, 2003, the Company expects to make approximately $30.0 million in capital expenditures, including approximately (i) $5.0 million in digital projects; (ii) $16.5 million in maintenance projects; and (iii) $8.5 million in special projects. Since 1997 through June 30, 2003, the Company has made capital expenditures of approximately $57.8 million related to digital conversions. The Company anticipates that it will make additional investments of approximately $7.0 to $9.0 million by December 31, 2004 on digital conversions.

Financing Activities

Net cash used in financing activities was $46.1 million in the six months ended June 30, 2003, as compared to $70.7 million in the six months ended June 30, 2002, a decrease of $24.6 million or 34.8%. The Company used cash provided by operating activities to pay down the credit facility in the net amount of $48.0 million in the six months ended June 30, 2003 and $78.0 million in the six months ended June 30, 2002.

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of June 30, 2003.

On February 27, 2003, a holder of the Company’s Series A Preferred Stock, exercised their right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of the Company’s Series A Common Stock. On July 29, 2002, a holder of the Company’s Series A Preferred Stock, exercised their right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock. As of June 30, 2003, the Company had 7,381 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock.

In May 2003, the Company reclassified its borrowings under the credit facility, which matures on April 12, 2004, from long-term debt into current liabilities. See Notes 4 and 7 of the condensed consolidated financial statements. As of June 30, 2003, the outstanding balance under the credit facility was $43.0 million. The Company is currently reviewing its options to enter into a new credit facility prior to the maturity of its existing one.

As of June 30, 2003, the Company’s long-term debt obligations, exclusive of capital lease obligations, were $882.1 million, all of which mature after 2005. See Note 4 of the condensed consolidated financial statements. All of the Company’s long-term debt obligations as of June 30, 2003 bear interest at a fixed rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2003. Such credit ratings are considered to be investment grade.

HEARST-ARGYLE TELEVISION, INC.

The Company anticipates that its primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under the existing credit facility, will be sufficient to finance the operating and working capital requirements of its stations, as well as the Company’s debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter. The Company is currently reviewing its options to enter into a new credit facility prior to the maturity of its existing one on April 12, 2004.

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

The Company’s credit facility is sensitive to changes in interest rates. As of June 30, 2003, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HEARST-ARGYLE TELEVISION, INC.

PART II

OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

All nominees standing for election as directors were elected at our annual shareholders’ meeting, which was held on May 6, 2003. The following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Proposal One (1)

Nominee	For	Withheld	Broker Non-Votes
David Pulver (2)	42,439,917	1,035,246	0
David J. Barrett (3)	41,298,648	0	0
Ken J. Elkins (3)	41,298,648	0	0
Victor F. Ganzi (3)	41,298,648	0	0
William Randolph Hearst III (3)	41,298,648	0	0
Michael E. Pulitzer (3)	41,298,648	0	0
Virginia H. Randt (3)	41,298,648	0	0

(1)	Abstentions were not counted in the election of the directors.
(2)	Series A Director. Elected by the holders of Series A Common Stock, Series A Preferred Stock and Series B Preferred Stock voting as a class.
(3)	Series B Director. Elected by the holders of Series B Common Stock voting as a class.

The term of office of the following other directors continued after the annual shareholders’ meeting: Caroline L. Williams, Frank A. Bennack, Jr., John G. Conomikes, George R. Hearst, Jr., Bob Marbut and Gilbert C. Maurer.

The proposal to approve an Incentive Compensation Plan under which the Company may award various forms of incentive compensation to officers and other key employees of the Company and its subsidiaries (the “Incentive Compensation Plan Proposal”) was also approved at the annual shareholders’ meeting. The following chart indicates the number of votes cast for and against, the number of votes withheld and the number of broker non-votes with respect to the Incentive Compensation Plan Proposal:

Proposal Two

For	84,601,685
Against (1)	997,247
Withheld	4,060
Broker Non-Votes	0

(1)	Abstentions were counted as a vote against the Incentive Compensation Plan Proposal.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

HEARST-ARGYLE TELEVISION, INC.

(b) Reports on Form 8-K:

On April 4, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release disclosing the scheduled date (May 2, 2003) for release of its first-quarter results and updating its earnings guidance for the fiscal quarter ended March 31, 2003.

On May 2, 2003, the Company filed a Current Report on Form 8-K reporting the issuance of a press release reporting financial results and earnings for the Company’s quarterly period ended March 31, 2003. A reconciliation of non-GAAP financial information referred to in the press release was furnished with the Report.

On June 3, 2003, the Company filed a Current Report on Form 8-K reporting that it would participate at the 11th Annual Deutsche Bank Securities Media Conference and the Bear Stearns 12th Annual Global Credit Research Conference. A copy of the Company’s presentation materials for the conferences was furnished with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name:	Jonathan C. Mintzer
Title:	Vice President, Secretary and General Counsel

Dated:	July 31, 2003

Name	Title	Date

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 31, 2003

/s/ J. BRADFORD HINCKLEY J. Bradford Hinckley	Corporate Controller (Principal Accounting Officer)	July 31, 2003

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.