Form 10-Q
period 2003-09-30
HEARST ARGYLE TELEVISION INC
filed 2003-10-30
CIK 949536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of October 29, 2003, the registrant had 92,644,631 shares of common stock outstanding, consisting of 51,345,983 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Assets

Current assets:
Cash and cash equivalents	$21,854	$4,442
Accounts receivable, net	144,631	143,347
Program and barter rights	76,545	58,510
Deferred income taxes	3,562	2,873
Receivable from The Hearst Corporation	32	—
Other	5,542	7,024

Total current assets	252,166	216,196

Property, plant and equipment, net	292,718	310,138

Intangible assets, net	2,352,791	2,354,658

Goodwill, net	799,160	799,160

Other noncurrent assets:
Deferred financing and acquisition costs, net	15,123	17,306
Investments	27,358	26,925
Program and barter rights	3,914	6,096
Other	31,108	32,446

Total other noncurrent assets	77,503	82,773

Total assets	$3,774,338	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETs—(Continued)

	September 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,194	$14,085
Accrued liabilities	52,464	54,127
Program and barter rights payable	77,350	57,672
Payable to The Hearst Corporation	—	533
Current portion of long-term debt	165	121
Other	5,098	4,141

Total current liabilities	144,271	130,679

Noncurrent liabilities:
Program and barter rights payable	5,918	8,723
Long-term debt, less current portion	882,455	973,378
Deferred income taxes	877,163	844,781
Other liabilities	22,382	26,102

Total noncurrent liabilities	1,787,918	1,852,984

Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures	200,000	200,000

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	545	543
Series B common stock	413	413
Additional paid-in capital	1,284,770	1,281,288
Retained earnings	441,496	382,093
Accumulated other comprehensive loss, net	(4,378)	(4,378)
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,642,149	1,579,262

Total liabilities and stockholders’ equity	$3,774,338	$3,762,925

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited) (In thousands, except per share data)

Total revenues	$167,288	$176,475	$496,169	$513,700
Station operating expenses:
Salaries, benefits and other operating costs	82,226	81,974	243,087	241,077
Amortization of program rights	15,713	15,167	47,635	44,756
Depreciation and amortization	13,128	10,383	37,224	31,304
Corporate, general and administrative expenses	5,050	5,254	14,808	13,493

Operating income	51,171	63,697	153,415	183,070

Interest expense, net	17,009	18,641	51,769	55,804
Dividends on redeemable convertible preferred securities	3,750	3,750	11,250	11,250
Other income, net	—	—	—	299
Equity in income (loss) of affiliates	228	(703)	462	(2,979)

Income before income taxes	30,640	40,603	90,858	113,336
Income taxes	7,659	15,428	30,542	43,067

Net income	22,981	25,175	60,316	70,269
Less preferred stock dividends	298	337	913	1,048

Income applicable to common stockholders	$22,683	$24,838	$59,403	$69,221

Income per common share – basic:	$0.24	$0.27	$0.64	$0.75

Number of common shares used in the calculation	92,615	92,273	92,536	92,082

Income per common share – diluted:	$0.24	$0.27	$0.64	$0.75

Number of common shares used in the calculation	93,046	92,606	92,920	92,470

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
	(In thousands)

Operating Activities
Net income	$60,316	$70,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,357	31,225
Amortization of program rights	47,635	44,769
Program payments	(46,614)	(44,226)
Amortization of deferred financing costs	2,183	2,225
Amortization of intangible assets	1,867	79
Deferred income taxes	31,693	19,597
Equity in (income) loss of affiliates	(462)	2,979
Provision for doubtful accounts	(86)	2,751
Loss on disposal of fixed assets	74	163
Changes in operating assets and liabilities:
Accounts receivable	645	2,083
Other assets	2,788	1,311
Accounts payable and accrued liabilities	(6,554)	7,661
Other liabilities	(3,296)	(1,158)

Net cash provided by operating activities	125,546	139,728

Investing Activities
Purchases of property, plant, and equipment:
Maintenance	(10,775)	(3,926)
Special projects/towers	(5,487)	(3,861)
Digital	(3,587)	(11,176)
Other, net	253	68

Net cash used in investing activities	(19,596)	(18,895)

Financing Activities
Credit Facility:
Proceeds	224,150	319,000
Repayment	(315,150)	(439,000)
Dividends paid on preferred stock	(913)	(1,048)
Proceeds from employee stock purchase plan	1,454	1,204
Proceeds from stock option exercises	2,029	7,481
Repayment of Senior Subordinated Notes	—	(2,596)
Principal payments on capital lease obligations	(108)	(81)

Net cash used in financing activities	(88,538)	(115,040)

Increase in cash and cash equivalents	17,412	5,793
Cash and cash equivalents at beginning of period	4,442	3,260

Cash and cash equivalents at end of period	$21,854	$9,053

	Nine Months Ended September 30,
Supplemental Cash Flow Information:	2003	2002
	(Unaudited)
	(In thousands)
Cash paid during the period:
Interest	$40,010	$44,325

Dividends on redeemable convertible preferred securities	$11,250	$8,000

Income taxes, net of refunds	$11,997	$22,409

Non-cash investing and financing activities:
Capital lease obligations entered into during the period	$229	$—

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

1. BASIS OF PRESENTATION

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company”). All significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three and nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for a full year. Certain reclassifications have been made to the 2002 condensed consolidated financial statements to conform with classifications used as of and for the period ended September 30, 2003.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which had an original effective date of July 1, 2003. In October 2003, the FASB deferred the effective date of FIN 46 until the first interim or annual period ending after December 15, 2003. As such, FIN 46 will be effective for the Company for the quarter ending December 31, 2003. The Company, in consultation with its advisors, is reviewing FIN 46 to determine its impact, if any, upon the Company’s consolidated financial statements. Based upon its initial analysis, the Company does not believe that FIN 46 will have a material adverse effect upon its consolidated financial statements. More specifically, the Company is in the process of determining whether the Hearst-Argyle Capital Trust (the “Capital Trust”), a wholly-owned and currently consolidated subsidiary trust of the Company and a possible variable interest entity under FIN 46, may be required to be de-consolidated and therefore result in the reclassification of the $200 million “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Long-term debt payable to the Hearst-Argyle Capital Trust.” Such potential balance sheet reclassification, if required, would have no effect upon the Company’s current debt covenants.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The Company has determined that SFAS 150 does not affect the classification or measurement of any of its financial instruments, including the Company obligated redeemable convertible preferred securities of $200 million.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

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

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands, except per share data)	2003	2002	2003	2002
Reported net income	$22,981	$25,175	$60,316	$70,269
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,044)	(1,501)	(5,440)	(4,359)

Pro forma net income	$20,937	$23,674	$54,876	$65,910

Pro forma net income applicable to common stockholders	$20,639	$23,337	$53,963	$64,862

Earnings per share:
Basic—as reported	$0.24	$0.27	$0.64	$0.75
Basic—pro forma	$0.22	$0.25	$0.58	$0.70

Diluted—as reported	$0.24	$0.27	$0.64	$0.75
Diluted—pro forma	$0.22	$0.25	$0.58	$0.70

4.    LONG-TERM DEBT

Long-term debt as of September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)
	(In thousands)
Credit facility	$—	$91,000
Senior notes	432,110	432,110
Private placement debt	450,000	450,000
Capital lease obligations	510	389

	882,620	973,499
Less current portion:
Capital lease obligations	(165)	(121)

	(165)	(121)

Total long-term debt	$882,455	$973,378

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

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

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)			(In thousands, except per share data)
Net income	$22,981			$25,175
Less: Preferred stock dividends	(298)			(337)

Basic EPS:
Income applicable to common stockholders	$22,683	92,615	$0.24	$24,838	92,273	$0.27
Effect of Dilutive Securities:
Assumed exercise of stock options	—	431		—	333

Diluted EPS:
Income applicable to common stockholders plus assumed conversions	$22,683	93,046	$0.24	$24,838	92,606	$0.27

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per Share Amount	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share data)			(In thousands, except per share data)
Net income	$60,316			$70,269
Less: Preferred stock dividends	(913)			(1,048)

Basic EPS:
Income applicable to common stockholders	$59,403	92,536	$0.64	$69,221	92,082	$0.75
Effect of Dilutive Securities:
Assumed exercise of stock options	—	384		—	388

Diluted EPS:
Income applicable to common stockholders plus assumed conversions	$59,403	92,920	$0.64	$69,221	92,470	$0.75

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

6.    GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The Company’s intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the Federal Communications Commission (“FCC”). SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s annual amortization expense for intangible assets with determinable useful lives is estimated to be approximately $2.5 million per year.

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

The Company, as an FCC licensee, enjoys an expectancy of continued renewal of its licenses, so long as it continues to provide service in the public interest. The FCC has historically renewed the Company’s licenses in the ordinary course of business, without compelling challenge and at little cost to the Company. Furthermore, management believes that over-the-air broadcasting will continue as a video distribution mode for the foreseeable future. Therefore, the cash flows derived from the Company’s FCC licenses are expected to continue indefinitely and as such, and in accordance with SFAS 142, the life of the FCC license intangible asset is deemed to be indefinite.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill:

	September 30, 2003 (unaudited)			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Network affiliations	$95,493	$31,111	$64,382	$95,493	$29,318	$66,175
Favorable leases	723	482	241	723	408	315

Total intangible assets subject to amortization	$96,216	$31,593	64,623	$96,216	$29,726	66,490

FCC licenses			2,288,168			2,288,168

Total intangible assets			$2,352,791			$2,354,658

Goodwill			$799,160			$799,160

7.    Income Taxes

The provision for income taxes relating to income for the three and nine months ended September 30, 2003 and 2002, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
(In thousands)	2003	2002	2003	2002
Current	$(15,423)	$13,180	$(1,151)	$23,470
Deferred	23,082	2,248	31,693	19,597

Provision for income taxes	$7,659	$15,428	$30,542	$43,067

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

The net deferred income tax liabilities are presented under the following captions on the Company’s condensed consolidated balance sheets:

(In thousands)	September 30, 2003 (Unaudited)	December 31, 2002
Current assets:
Deferred income taxes	$3,562	$2,873
Noncurrent liabilities:
Deferred income taxes	877,163	844,781

Net deferred income tax liabilities	$873,601	$841,908

The provision for income taxes is computed based on the pretax income included in the condensed consolidated statements of income. The Company provides for federal and state income taxes currently payable, as well as for those deferred because of timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effective tax rate for both the three and nine months ended September 30, 2002 was 38.0%. The effective tax rate for the three and nine months ended September 30, 2003 was 25.0% and 33.6%, respectively, and includes a tax benefit of approximately $4.0 million reflecting the conclusion of a federal tax examination covering the Company’s 1998 through 2000 tax years. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 31.0% to 32.0%. The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

8.    RELATED PARTY TRANSACTIONS

The Hearst Corporation. As of September 30, 2003, The Hearst Corporation (“Hearst”) owned approximately 37.6% of the Company’s outstanding Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.4% of the outstanding voting power of the Company’s common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of the Company’s Series B common stock entitles Hearst to elect 11 of the 13 directors of the Company’s Board of Directors. During the three and nine months ended September 30, 2003, the Company entered into the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. The Company recorded revenues of $0.7 million and $2.6 million in the three and nine months ended September 30, 2003, respectively, and $0.8 million and $2.4 million in the three and nine months ended September 30, 2002, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Services Agreement. The Company incurred expenses of $0.9 million and $2.8 million in the three and nine months ended September 30, 2003, respectively, and $1.0 million and $2.8 million in the three and nine months ended September 30, 2002, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company with certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

•	Dividends on Redeemable Convertible Preferred Securities. The Company incurred dividends expense relating to redeemable convertible preferred securities of $0.8 million and $2.3 million in both the three and nine months ended September 30, 2003 and 2002, respectively, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of redeemable convertible preferred securities issued in December 2001 by Hearst-Argyle Capital Trust, a wholly-owned subsidiary trust of the Company.

•	Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company $0.1 million and $0.5 million in the three and nine months ended September 30, 2003, respectively, and $0.2 million and $0.5 million in the three and nine months ended September 30, 2002, respectively. Under the agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations. The term of the lease, which was entered into on August 29, 1997 and extended as of August 29, 2000, has been extended for the next 36 months commencing August 29, 2003. The lease will continue as to the space occupied by each radio station, respectively, until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 29, 2006.

•	Lifetime Entertainment Services. The Company recorded revenues of $0.4 million and $1.3 million from Lifetime Entertainment Services (“Lifetime”) in the three and nine months ended September 30, 2003, respectively, and $0.6 million and $1.9 million in the three and nine months ended September 30, 2002, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

•	Other Transactions with Hearst. The Company recorded no revenues in the three months ended September 30, 2002, and in the nine months ended September 30, 2002, the Company recorded net revenues of $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC. In the three and nine months ended September 30, 2003, the Company did not receive advertising revenues from Hearst.

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

IBS. In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company’s share of the income (loss) of IBS and its related operating entities is included in Equity in income (loss) of affiliates in the accompanying condensed consolidated statements of income. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002 Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

September 30, 2003

ProAct Technologies Corporation. In March 2000, the Company invested $25 million in ProAct Technologies Corporation (“ProAct”) for an equity interest in ProAct. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment’s realizable value. In the three and nine months ended September 30, 2003, the Company did not receive revenues from ProAct. The Company recorded no revenues in the three months ended September 30, 2002, and $3.2 million in the nine months ended September 30, 2002, relating to advertising sales to ProAct. Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer and a current Director of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

J.P. Morgan Chase Bank. The lead agent bank under the Company’s $750 million credit facility entered into in April 1999 is J.P. Morgan Chase Bank (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company, and Vice Chairman and former President and Chief Executive Officer of The Hearst Corporation, is also a Director of Chase.

Argyle Communications, Inc. The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering of advice and his participation in strategic planning and other similar services. The Company made payments of approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2002, respectively, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI.

Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended September 30, 2003 and 2002, these sales generated revenues of approximately $0.3 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.2 million was distributed to the Company. In both the nine months ended September 30, 2003 and 2002, the revenues from the SBTV services were approximately $0.8 million, of which approximately $0.4 million was distributed to SBTV and approximately $0.4 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John J. Conomikes, a member of the Company’s Board of Directors.

Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results during the three and nine months ended September 30, 2003 and 2002.

HEARST-ARGYLE TELEVISION, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) own and operate 24 network-affiliated television stations and provide management services to two network-affiliated and one independent television stations and two radio stations (collectively, the “Managed Stations”) in exchange for a management fee. See Note 8 of the condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2003 and 2002 include: (i) the results of the Company’s 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by the Company from the Managed Stations for the entire periods presented.

Three Months Ended September 30, 2003

Compared to Three Months Ended September 30, 2002

Total revenues. Total revenues include primarily (i) advertising revenues, net of agency and national representatives’ commissions; and, to a lesser extent (ii) network compensation and (iii) other revenues. Other revenues represented less than 3.0% of total revenues. Total revenues in the three months ended September 30, 2003 were $167.3 million, as compared to $176.5 million in the three months ended September 30, 2002, a decrease of $9.2 million or 5.2%. This decrease was primarily attributable to the following factors: (i) a decrease in net political advertising revenues of $15.8 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office decreases in odd-numbered years (such as 2003); partially offset by (ii) an increase in demand by national and local advertisers, particularly in the categories of financial services, automotive, packaged goods, furniture and housewares.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $82.2 million in the three months ended September 30, 2003, as compared to $82.0 million in the three months ended September 30, 2002, an increase of $0.2 million or 0.2%. This increase was primarily due to (i) an increase in insurance costs; (ii) an increase in employee benefits and pension expenses; and (iii) approximately $0.4 million in costs incurred in connection with the collapse of the Company’s tower at KETV, the Company’s television station in Omaha, Nebraska, as disclosed under “Subsequent Event” in the Company’s Form 10-Q for the quarterly period ended June 30, 2003; partially offset by (iv) a decrease in sales commissions; and (v) a decrease in bad debt expense.

Amortization of program rights. Amortization of program rights was $15.7 million in the three months ended September 30, 2003, as compared to $15.2 million in the three months ended September 30, 2002, an increase of $0.5 million or 3.3%.

Depreciation and amortization. Depreciation and amortization was $13.1 million in the three months ended September 30, 2003, as compared to $10.4 million in the three months ended September 30, 2002, an increase of $2.7 million or 26.0%. Depreciation expense was $12.5 million in the three months ended September 30, 2003, as compared to $10.4 million in the three months ended September 30, 2002, an increase of $2.1 million or 20.2%. This increase was primarily due to the Company’s recording of approximately $2.4 million of accelerated depreciation in the three months ended September 30, 2003 on certain broadcasting equipment which management determined to be obsolete. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $0.6 million in the three months ended September 30, 2003, as compared to $0.02 million in the three months ended September 30, 2002, an increase of $0.58 million, principally resulting from amortization of network affiliation agreement intangible assets. The Company estimates its amortization expense for finite-lived intangible assets (which includes network affiliation agreements) to be approximately $2.5 million for the year ending December 31, 2003. See Note 6 of the condensed consolidated financial statements.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $5.1 million in the three months ended September 30, 2003, as compared to $5.3 million in the three months ended September 30, 2002, a decrease of $0.2 million or 3.8%. This decrease was primarily due to: (i) a decrease in incentive compensation expense; partially offset by (ii) an increase in director and officer liability insurance premiums.

HEARST-ARGYLE TELEVISION, INC.

Operating income. Operating income was $51.2 million in the three months ended September 30, 2003, as compared to $63.7 million in the three months ended September 30, 2002, a decrease of $12.5 million or 19.6%. This net decrease in operating income was due to the items discussed above.

Interest expense, net. Interest expense, net of interest income, was $17.0 million in the three months ended September 30, 2003, as compared to $18.6 million in the three months ended September 30, 2002, a decrease of $1.6 million or 8.6%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the third quarter of 2003 than in the third quarter of 2002. The Company’s outstanding debt balance as of September 30, 2003 was approximately $882.6 million, as compared to approximately $1.0 billion as of September 30, 2002. See Note 4 of the condensed consolidated financial statements.

Dividends on redeemable convertible preferred securities. Dividends on redeemable convertible preferred securities were $3.75 million in both the three months ended September 30, 2003 and 2002. The dividends are accrued in connection with the private placement of redeemable convertible preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was $0.2 million of income in the three months ended September 30, 2003, as compared to $0.7 million of loss in the three months ended September 30, 2002, an increase of $0.9 million. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income (loss) of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended September 30, 2003 and 2002.

Income taxes. Income tax expense was $7.7 million in the three months ended September 30, 2003, as compared to $15.4 million in the three months ended September 30, 2002, a decrease of $7.7 million or 50.0%. This decrease in income tax expense was due to (i) a decrease in income before income taxes from $40.6 million in the three months ended September 30, 2002 to $30.6 million in the three months ended September 30, 2003; and (ii) a decrease in the effective tax rate from 38.0% in the three months ended September 30, 2002 to 25.0% in the three months ended September 30, 2003. In the three months ended September 30, 2003, the effective tax rate includes a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering the Company’s 1998 through 2000 tax years. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 31.0% to 32.0%. In the three months ended September 30, 2003, the Company’s income tax provision included a current tax benefit and a corresponding deferred tax expense of $29.7 million, due to deductions of tax basis associated with certain of the Company’s prior acquisitions. The Company received approval from the Internal Revenue Service regarding the methodology for determining the deductions. See Note 7 to the condensed consolidated financial statements.

Net income. Net income was $23.0 million in the three months ended September 30, 2003, as compared to $25.2 million in the three months ended September 30, 2002, a decrease of $2.2 million or 8.7%. This decrease was due to the items discussed above, primarily a decrease of $12.5 million in operating income; partially offset by a decrease of $1.6 million in interest expense, net; an increase of $0.9 million in equity in income (loss) in affiliates; and a decrease of $7.7 million in income tax expense, in the three months ended September 30, 2003, as compared to the three months ended September 30, 2002.

HEARST-ARGYLE TELEVISION, INC.

Nine Months Ended September 30, 2003

Compared to Nine Months Ended September 30, 2002

Total revenues. Total revenues include primarily (i) advertising revenues, net of agency and national representatives’ commissions; and, to a lesser extent (ii) network compensation and (iii) other revenues. Other revenues represented less than 3.0% of total revenues. Total revenues in the nine months ended September 30, 2003 were $496.2 million, as compared to $513.7 million in the nine months ended September 30, 2002, a decrease of $17.5 million or 3.4%. This decrease was primarily attributable to the following factors: (i) a decrease in net political advertising revenues of $25.4 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office decreases in odd-numbered years (such as 2003); (ii) a decrease in net advertising revenues due to the absence of $15.3 million in revenue generated in the first quarter of 2002 during the broadcast of the Winter Olympics by the Company’s ten NBC affiliates; (iii) the effect of ABC’s underperformance in primetime ratings upon the Company’s ABC-affiliated stations; (iv) macro-economic factors, such as continued economic weakness nationally and regionally in certain of the Company’s larger markets, as well as geopolitical uncertainty internationally, specifically the loss of approximately $5.0 million in net advertising revenues during March 2003 due to advertiser cancellations, schedule adjustments, pre-emptions for network news coverage, and lost new bookings, as a result of the war in Iraq. These factors were partially offset by an increase in demand by core national and local advertisers, particularly in the categories of financial services, automotive, attractions, packaged goods, furniture and housewares, retail and telecommunications.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $243.1 million in the nine months ended September 30, 2003, as compared to $241.1 million in the nine months ended September 30, 2002, an increase of $2.0 million or 0.8%. This increase was primarily due to (i) an increase in insurance costs; (ii) an increase in employee benefits and pension expenses; (iii) approximately $0.4 million in costs incurred in connection with the collapse of the Company’s tower at KETV, the Company’s television station in Omaha, Nebraska, as disclosed under “Subsequent Event” in the Company’s Form 10-Q for the quarterly period ended June 30, 2003; partially offset by (iv) a decrease in sales commissions; and (v) a decrease in bad debt expense.

Amortization of program rights. Amortization of program rights was $47.6 million in the nine months ended September 30, 2003, as compared to $44.8 million in the nine months ended September 30, 2002, an increase of $2.8 million or 6.3%. This increase was primarily due to new strategic program rights acquisitions at the Company’s television stations in the Sacramento, California and Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization. Depreciation and amortization was $37.2 million in the nine months ended September 30, 2003, as compared to $31.3 million in the nine months ended September 30, 2002, an increase of $5.9 million or 18.8%. Depreciation expense was $35.4 million in the nine months ended September 30, 2003, as compared to $31.2 million in the nine months ended September 30, 2002, an increase of $4.2 million or 13.5%. This increase was primarily due to the Company’s recording of approximately $4.5 million of accelerated depreciation in the nine months ended September 30, 2003 on certain broadcasting equipment which management determined to be obsolete. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $1.9 million in the nine months ended September 30, 2003, as compared to $0.08 million in the nine months ended September 30, 2002, an increase of $1.82 million, principally resulting from amortization of network affiliation agreement intangible assets. The Company estimates its amortization expense for finite-lived intangible assets (which includes network affiliation agreements) to be approximately $2.5 million for the year ending December 31, 2003. See Note 6 of the condensed consolidated financial statements.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $14.8 million in the nine months ended September 30, 2003, as compared to $13.5 million in the nine months ended September 30, 2002, an increase of $1.3 million or 9.6%. This increase was primarily due to: (i) an increase in director and officer liability insurance premiums; (ii) an increase in professional fees; partially offset by (iii) a decrease in incentive compensation expense.

Operating income. Operating income was $153.4 million in the nine months ended September 30, 2003, as compared to $183.1 million in the nine months ended September 30, 2002, a decrease of $29.7 million or 16.2%. This net decrease in operating income was due to the items discussed above.

HEARST-ARGYLE TELEVISION, INC.

Interest expense, net. Interest expense, net of interest income, was $51.8 million in the nine months ended September 30, 2003, as compared to $55.8 million in the nine months ended September 30, 2002, a decrease of $4.0 million or 7.2%. This decrease in interest expense, net, was primarily due to a lower outstanding debt balance in the first, second and third quarters of 2003 than in 2002. The Company’s outstanding debt balance as of September 30, 2003 was approximately $882.6 million, as compared to approximately $1.0 billion as of September 30, 2002. See Note 4 of the condensed consolidated financial statements.

Dividends on redeemable convertible preferred securities. Dividends on redeemable convertible preferred securities were $11.3 million in both the nine months ended September 30, 2003 and 2002. The dividends are accrued quarterly in the amount of $3.75 million in connection with the private placement of redeemable convertible preferred securities in the amount of $200 million by a consolidated subsidiary trust of the Company, in December 2001. The dividend payments are tax-deductible by the Company. The net proceeds of $194.8 million (after payment of issuance costs of $5.2 million) from the private placement were utilized by the Company to reduce outstanding borrowings under the credit facility.

Other income, net. Other income, net, recorded in the nine months ended September 30, 2002 represented an escrow closing fee paid to the Company by Emmis Communications Corporation in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. There was no other income, net, recorded in the nine months ended September 30, 2003.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was approximately $0.5 million of income in the nine months ended September 30, 2003, as compared to $3.0 million of loss in the nine months ended September 30, 2002, an increase of $3.5 million. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income (loss) of affiliates represents the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the nine months ended September 30, 2003 and 2002.

Income taxes. Income tax expense was $30.5 million in the nine months ended September 30, 2003, as compared to $43.1 million in the nine months ended September 30, 2002, a decrease of $12.6 million or 29.2%. This decrease in income tax expense was due to (i) a decrease in income before income taxes from $113.3 million in the nine months ended September 30, 2002 to $90.9 million in the nine months ended September 30, 2003; and (ii) a decrease in the effective tax rate from 38.0% in the nine months ended September 30, 2002 to 33.6% in the nine months ended September 30, 2003. In the nine months ended September 30, 2003, the effective tax rate includes a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering the Company’s 1998 through 2000 tax years. The Company expects its effective tax rate for the year ending December 31, 2003 to be approximately 31.0% to 32.0%. In the nine months ended September 30, 2003, the Company’s income tax provision included a current tax benefit and a corresponding deferred tax expense of $29.7 million, due to deductions of tax basis associated with certain of the Company’s prior acquisitions. The Company received approval from the Internal Revenue Service regarding the methodology for determining the deductions. See Note 7 to the condensed consolidated financial statements.

Net income. Net income was $60.3 million in the nine months ended September 30, 2003, as compared to $70.3 million in the nine months ended September 30, 2002, a decrease of $10.0 million or 14.2%. This decrease was due to the items discussed above, primarily a decrease of $29.7 million in operating income; partially offset by a decrease of $4.0 million in interest expense, net; an increase of $3.5 million in equity in income (loss) in affiliates; and a decrease of $12.6 million in income tax expense, in the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s cash and cash equivalents balance was $21.9 million, as compared to $4.4 million as of December 31, 2002, an increase of $17.5 million. The net increase in cash and cash equivalents was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities

Net cash provided by operating activities was $125.5 million in the nine months ended September 30, 2003, as compared to $139.7 million in the nine months ended September 30, 2002, a decrease of $14.2 million or 10.2%. This decrease was primarily due to (i) the decrease in the Company’s net revenues and net income compared to the same period in 2002, as discussed above under “Total revenues” and “Net income”; (ii) an increase in deferred income tax expense; and (iii) changes in working capital, primarily a decrease in accounts payable and accrued liabilities (see “changes in operating assets and liabilities” in the accompanying condensed consolidated statements of cash flows). See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

Investing Activities

Net cash used in investing activities was $19.6 million in the nine months ended September 30, 2003, as compared to $18.9 million in the nine months ended September 30, 2002, an increase of $0.7 million or 3.7%. During both periods, the Company’s primary investing activities were equipment purchases related to (i) maintenance; (ii) special projects and towers; and (iii) digital conversions, as mandated by the FCC.

Capital expenditures were $19.8 million and $19.0 million in the nine months ended September 30, 2003 and 2002, respectively, and were funded using the Company’s net cash provided by operating activities. For the year ended December 31, 2002, capital expenditures were $25.9 million, including approximately (i) $15.4 million in digital conversion; (ii) $5.4 million in maintenance projects; and (iii) $5.1 million in special projects. For the year ending December 31, 2003, the Company expects to make approximately $30.0 million in capital expenditures, including approximately (i) $5.0 million in digital conversion; (ii) $17.0 million in maintenance projects; and (iii) $8.0 million in special projects. Since 1997 through September 30, 2003, the Company has made capital expenditures of $58.4 million related to digital conversions. The Company anticipates that it will make additional investments of approximately $5.0 to $7.0 million by December 31, 2004 on digital conversions.

Financing Activities

Net cash used in financing activities was $88.5 million in the nine months ended September 30, 2003, as compared to $115.0 million in the nine months ended September 30, 2002, a decrease of $26.5 million or 23.0%. The Company used cash provided by operating activities to pay down the credit facility in the net amount of $91.0 million in the nine months ended September 30, 2003 and $120.0 million in the nine months ended September 30, 2002. As of September 30, 2003, there was no outstanding balance due under the credit facility.

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of September 30, 2003.

As of September 30, 2003, the Company had 7,381 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The Company has the option to redeem all or a portion of the Series A and B Preferred Stock at any time at a price equal to $1,000 per share plus any accrued and unpaid dividends. On August 12, 2003, the Company exercised its option and notified the holders of its intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. The remaining shares of Series A Preferred Stock shall be redeemed as follows: 1,600 shares on January 1, 2004; and 5,781 shares on January 1, 2005. The remaining shares of Series B Preferred Stock shall be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005.

In 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s outstanding Series A Common Stock. As of September 30, 2003, the Company has repurchased approximately $80.7 million of its Series A Common Stock. The Company’s last repurchase occurred in February 2001. The Company may repurchase up to $219.3 million in aggregate value of additional shares on the open market or in private transactions from time to time, if and when management deems it appropriate.

In May 2003, the Company reclassified its borrowings under the credit facility, which matures on April 12, 2004, from long-term debt into current liabilities. As of September 30, 2003, there was no outstanding balance due under the credit facility. See Notes 4 and 8 of the condensed consolidated financial statements. The Company is currently reviewing its options to enter into a new credit facility prior to the maturity of its existing one.

HEARST-ARGYLE TELEVISION, INC.

As of September 30, 2003, the Company’s long-term debt obligations, exclusive of capital lease obligations, were $882.1 million, all of which mature after 2005. See Note 4 of the condensed consolidated financial statements. All of the Company’s long-term debt obligations as of September 30, 2003 bear interest at a fixed rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of September 30, 2003. Such credit ratings are considered to be investment grade.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s credit facility is sensitive to changes in interest rates. As of September 30, 2003, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the Company’s quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HEARST-ARGYLE TELEVISION, INC.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits:

10.1	Amendment to Employment Agreement, effective as of June 1, 2003, between the Company and David J. Barrett.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

On July 3, 2003, the Company furnished a Current Report on Form 8-K under Items 7, 9 and 12 reporting the issuance of a press release disclosing the scheduled date (July 30, 2003) for release of its second-quarter results and providing initial earnings guidance for the fiscal quarter ended June 30, 2003.

On July 30, 2003, the Company furnished a Current Report on Form 8-K under Items 7, 9 and 12 reporting the issuance of a press release reporting financial results and earnings for the Company’s quarterly period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel

Dated:	October 30, 2003

Name	Title	Date

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 30, 2003

/s/ J. BRADFORD HINCKLEY J. Bradford Hinckley	Corporate Controller (Principal Accounting Officer)	October 30, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment to Employment Agreement, effective as of June 1, 2003, between the Company and David J. Barrett.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.