Form 10-K
period 2003-12-31
HEARST ARGYLE TELEVISION INC
filed 2004-03-12
CIK 949536

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc. (Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2717523 (I.R.S. Employer Identification No.)

888 Seventh Avenue New York, NY 10106 (Address of principal executive Offices)	(212) 887-6800 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class Series A Common Stock, par value $.01 per share	Name of Each Exchange On Which Registered New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2). Yes |X| No |_|

The aggregate market value of the registrant’s voting common stock held by non-affiliates on March 1, 2004, based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $766,581,063.

Shares of the registrant’s Common Stock outstanding as of March 1, 2004: 92,879,146 shares (consisting of 51,580,498 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. The forward-looking statements contained in this report, concerning, among other things, trends involving net revenues, cash flow and operating expenses, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from:
•	Federal governmental regulation of broadcasting;
•	Competition in the broadcast television markets we serve;
•	Our ability to obtain quality programming for our television stations;
•	Successful integration of television stations we acquire;
•	Pricing fluctuations in local and national advertising;
•	Changes in national and regional economies;
•	Our ability to service and refinance our outstanding debt;
•	Local regulatory actions and conditions in the areas in which our stations operate; and
•	Volatility in programming costs, industry consolidation, technological developments, and major world news events.

Other matters we discuss in this report, or in the documents we incorporate by reference into this report, may also cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

2

HEARST-ARGYLE TELEVISION, INC. 2003 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

PART I

ITEM 1. BUSINESS

General

Hearst-Argyle Television, Inc. (the “Company” or “we”) is one of the country’s largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 27 television stations reaching approximately 17.8% of television households in the United States. Our 12 ABC-affiliated television stations, which cover 8.1% of U.S. television households, comprise the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which cover 7.2% of U.S. television households, comprise the second largest NBC affiliate group. We own two CBS-affiliated television stations and one WB station, and manage one UPN station and one independent station. Our relationships with our affiliated television networks also include several strategic joint ventures in the areas of programming, production, syndication and the Internet. We also manage two radio stations.

We provide, through our local television stations, free over-the-air programming to our communities’ television viewing audiences. Our programming includes three main components:
•	programs produced by networks with which we are affiliated, such as ABC and NBC;
•	programs that we produce locally, such as news and entertainment; and
•	first-run syndicated programs that we acquire, such as the Oprah Winfrey Show and Dr. Phil.

In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations also provide public service announcements and political coverage and sponsor community service projects and other public initiatives. In addition, each of our stations operates a local Web Site which provides our audience with extended news, weather, sports and informational content.

Our primary source of revenue is the sale of commercial air time to advertisers. Our objective is to meet the needs of our advertising customers and increase our advertiser base by delivering mass audiences in key demographics, primarily in the top 100 U.S. markets. We seek to attract our television audience by providing leading local news programming and compelling network and syndicated programs. In addition to offering advertising customers commercial air time, we offer a variety of marketing programs, including community events, sponsorships and Internet advertising.

We view providing leading local news coverage, both on the air and on the Web, as instrumental to our stations’ success. Our stations and Web sites demonstrate journalistic excellence in the areas of national and local coverage, breaking news, major weather events and political coverage of issues, candidates, debates, and elections. We typically rank either first or second (by share of demographic audience, adults 25-54) in local evening news in 20 of the 23 markets where we produce news and our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors, including Alfred I. duPont-Columbia Awards, George Foster Peabody Awards, Edward R. Murrow Awards, National Headliners Awards, as well as numerous local Emmys.

For the period ending December 31, 2003, we had revenues of $686.8 million, employed 3,208 full-time and part-time employees and operated in 24 U.S. markets. Information about our financial results is discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 22, and presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 36.

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the symbol “HTV”.

Company Background

Hearst-Argyle Television, Inc. was formed in August 1997 when The Hearst Corporation (“Hearst”) combined its television broadcast group and related broadcast operations (the “Hearst Broadcast Group”) with those of Argyle Television, Inc. (“Argyle”).

Hearst was founded in 1887. In 1928, Hearst entered the broadcasting business with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation’s 19th television station. That same year, WLWT-TV, in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation’s 20th television station. By 1997, when Hearst and Argyle combined their broadcast operations to form our company, they had a total of 15 television stations and two radio stations.

Since that time, we have acquired additional television stations through asset purchase, asset exchange or merger transactions, including merger transactions in 1999 with Pulitzer Publishing Company (“Pulitzer”), in which we acquired Pulitzer’s nine television stations and five radio stations, and with Kelly Broadcasting Company, in which we acquired our television stations in Sacramento, California, and a three-party asset exchange transaction in 2001 pursuant to which we sold three Phoenix radio stations and acquired WMUR-TV, Manchester, New Hampshire. In January of 2004, we signed an agreement to acquire an additional television station, WMTW-TV, Portland, Maine, which we expect to consummate in the second quarter of 2004. The transaction is conditioned on approval by the Federal Communications Commission and other customary closing conditions.

We also have made strategic equity investments in Internet Broadcasting Systems, Inc. (“IBS”) and NBC/Hearst-Argyle Syndication, LLC. We formed a series of local partnerships with IBS for the development and management of local news/information/entertainment Web sites. NBC/Hearst-Argyle Syndication, LLC is a limited liability company we formed with NBC Enterprises as a joint venture to produce and syndicate first-run broadcast and original-for-cable programming. In addition, we have a minor interest in the Arizona Diamondbacks major league baseball team, which we acquired in the Pulitzer transaction, and have a minority interest in ProAct Technologies Corporation (“ProAct”) (formerly Consumer Financial Network, Inc.), a provider of human resources and benefit management solutions for employers and health plans.

As of March 1, 2004, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation (“Hearst Holdings”), and Hearst Broadcasting, Inc., a Delaware corporation (“Hearst Broadcasting”), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the “Series B Common Stock,” and together with our Series A Common Stock, par value $.01 per share, the “Series A Common Stock,” the “Common Stock”) and approximately 37.47% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 65.28% of the outstanding voting power of our Common Stock (except with respect to the election of directors, which is discussed below). On March 1, 2004, Hearst Broadcasting also owned 300,000 Series A Redeemable Convertible Preferred Securities due 2016 and 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, our wholly-owned subsidiary trust. Hearst Broadcasting may convert the Series A Redeemable Convertible Preferred Securities and Series B Redeemable Convertible Preferred Securities into securities that are convertible into 1,587,670 shares of our Series A Common Stock, representing in the aggregate approximately 1.71% of the outstanding voting power of our Common Stock as of March 1, 2004 (except with respect to the election of directors, which is discussed below). Because of Hearst’s ownership, we are considered a “controlled company” under New York Stock Exchange rules.

Hearst Broadcasting’s ownership of our Series B Common Stock entitles it to elect as a class all but two members of our Board of Directors (the “Board”). The holders of our Series A Common Stock, voting together with our Series A Preferred Stock, par value $.01 per share, and Series B Preferred Stock, par value $.01 per share, are entitled to elect the remaining two members of our Board. When Hearst contributed its broadcast group to Argyle in August 1997 (the “Hearst Transaction”), Hearst agreed that, for purposes of any vote to elect directors and for as long as it held any shares of our Series B Common Stock, it would vote any shares of Series A Common Stock that it owned only in the same proportion as the shares of Series A Common Stock not held by Hearst are voted in the election.

The Stations

Of the 27 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas (“DMAs”) according to Nielsen Media Research (“Nielsen”) estimates for the 2003-2004 television broadcasting season. We own 24 television stations. In addition, we manage three television stations (WMOR-TV in the Tampa, Florida market, WPBF-TV in the West Palm Beach, Florida market and KCWE-TV in the Kansas City, Missouri market) and two radio stations (WBAL-AM and WIYY-FM in Baltimore, Maryland), all of which, except KCWE-TV, are owned by Hearst. Our management of KCWE-TV allows Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV (the “Missouri LMA”).

The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2003:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel	Digital Channel	Percentage of U.S. Television Households(3)
WCVB	Boston, MA	6	ABC	5	20	2.2%
WMUR	Manchester, NH(4)	6	ABC	9	59	—
WMOR	Tampa, FL	13	IND	32	19	1.5%
KCRA	Sacramento, CA	19	NBC	3	35	1.2%
KQCA	Sacramento, CA(5)	19	WB	58	46	—
WESH	Orlando, FL	20	NBC	2	11	1.2%
WTAE	Pittsburgh, PA	22	ABC	4	51	1.1%
WBAL	Baltimore, MD	23	NBC	11	59	1.0%
WISN	Milwaukee, WI	33	ABC	12	34	0.8%
WLWT	Cincinnati, OH	32	NBC	5	35	0.8%
KMBC	Kansas City, MO	31	ABC	9	7	0.8%
KCWE	Kansas City, MO(6)	31	UPN	29	31	—
WYFF	Greenville, SC	35	NBC	4	59	0.7%
WPBF	West Palm Beach, FL	39	ABC	25	16	0.7%
WDSU	New Orleans, LA	42	NBC	6	43	0.6%
KOCO	Oklahoma City, OK	45	ABC	5	7	0.6%
WXII	Greensboro, NC	46	NBC	12	31	0.6%
WGAL	Lancaster, PA	47	NBC	8	58	0.6%
KOAT	Albuquerque, NM	49	ABC	7	21	0.6%
WLKY	Louisville, KY	50	CBS	32	26	0.6%
KITV	Honolulu, HI	72	ABC	4	40	0.4%
KCCI	Des Moines, IA	73	CBS	8	31	0.4%
KETV	Omaha, NE	77	ABC	7	20	0.4%
WAPT	Jackson, MS	90	ABC	16	21	0.3%
WPTZ/WNNE	Plattsburgh, NY/Burlington, VT	89	NBC	5/31	14/23	0.3%
KHBS/KHOG	Fort Smith/Fayetteville, AR	108	ABC	40/29	21/15	0.2%
KSBW	Monterey-Salinas, CA	121	NBC	8	10	0.2%
	TOTAL					17.8%

(1)	Market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national “spot” and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2003-2004 season.
(2)	ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; UPN refers to The United Paramount Network; and WB refers to The WB Television Network.
(3)	Based on Nielsen estimates for the 2003-2004 season.
(4)	The Nielsen estimates group data for Manchester, NH is under the Boston DMA.
(5)	Because KQCA and KCRA are in the same DMA, Nielsen counts audience reach in this DMA only once for the two stations.
(6)	Because KCWE and KMBC are in the same DMA, Nielsen counts audience reach in this DMA only once for the two stations.

The following table sets forth certain information for each of our managed radio stations:

Market	Market Rank(1)	Station	Format
Baltimore, MD(2)	20	WBAL (AM)	News/Talk
		WIYY (FM)	Rock

(1)	Market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron’s Winter 2004 Radio Market Report.
(2)	WBAL (AM) and WIYY (FM) radio stations are managed by us under a management agreement with Hearst.

We have an option to acquire WMOR-TV and Hearst’s interests and option with respect to KCWE-TV, which expires in August 2004. If Hearst elects to sell either station prior to, or during, the option period, we will have a right of first refusal to acquire it at its fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters. We will exercise any option or right of first refusal related to these properties by action of our independent directors, and we may withdraw any option exercise after we receive the third-party appraisal. We also have a right of first refusal to purchase WPBF-TV if Hearst proposes to sell the station to a third party. That right of first refusal also expires in August 2004.

Network Affiliations

General. Twenty-six of our 27 owned or managed television stations are affiliated with one of the following networks pursuant to a network affiliation agreement: ABC (12 stations), NBC (ten stations), CBS (two stations), UPN (one station) and WB (one station). WMOR-TV in Tampa, Florida currently operates as an independent station.

Each affiliation agreement provides the affiliated station with the right to broadcast or rebroadcast all programs transmitted by the applicable network. In return, the network has the right to sell a significant portion of the advertising time during those broadcasts. The duration of a majority of our stations’ affiliations with their networks has exceeded 40 years and, for certain stations, has continued for more than 50 years. Although we do not expect our network affiliation agreements to be terminated and expect to continue to be able to renew them, we can give no assurance they will not be terminated or that renewals will be obtained on as favorable terms. Our two radio stations also have an affiliation agreement with a network that provides certain content (i.e., news, sports, etc.) for the stations. However, our radio stations are less dependent on their affiliation agreements for programming.

Network Compensation. Historically, the long-established networks have paid compensation to their affiliates in exchange for the broadcasting of network programming. In recent years, network compensation has been sharply reduced and in the future may be eliminated. Our affiliation agreements with NBC provide for compensation that is weighted toward the first part of the term and declines to zero by the end of the term. In addition, the more recently established networks (FOX, UPN, WB and PAX) generally pay little or no cash compensation for the clearance of network programming. In the future the current cash/barter compensation structure may be modified to take into account a variety of alternatives, including additional commercial inventory that may be made available to us and value that we may derive from new business ventures with our networks.

ABC. The terms of the affiliation agreements for our ABC-affiliated stations expire as follows: KMBC, WISN, WCVB, WTAE and WPBF-August 28, 2004; KETV and KOAT-November 1, 2004; WAPT-March 6, 2005; KITV-January 2, 2005; WMUR-August 7, 2005; KHBS/KHOG-August 29, 2004 and KOCO-December 31, 2004. We are in the process of negotiating the renewal of the affiliation agreements with ABC.

NBC. The term of each affiliation agreement for our NBC-affiliated stations—WBAL, WLWT, WYFF, WGAL, WXII, WPTZ/WNNE, KSBW, KCRA, WESH and WDSU—is for a period of nine years, six months, expiring December 31, 2009.

CBS. The initial term of the affiliation agreements for our CBS-affiliated stations KCCI and WLKY is for 10 years (through June 30, 2005) and is subject to successive five-year renewals unless either party notifies the other of its intent not to renew at least six months prior to the end of the term.

UPN and WB. The UPN affiliation agreement with KCWE is for an initial 10-year term (through August 31, 2008). The WB affiliation agreement with KQCA, with an initial term of five years, expires April 5, 2004. We are in the process of negotiating a renewal of the WB affiliation agreement. Unlike affiliates of ABC, CBS or NBC, KQCA may be required to pay compensation to WB (based upon ratings it generates) in exchange for the broadcast rights to WB’s programming. Both UPN and WB have the right to terminate their affiliation agreements in the event of a material breach of the agreement by a station and in certain other circumstances.

Internet

We and IBS have formed a series of local partnerships for the development and management of local news/information/entertainment Internet Web sites to complement our television stations. These Web sites enable our local television stations to provide additional content to viewers. Typically branded with the television station’s call letters or channel number, the Web sites are accessed by our station’s viewers with increasing frequency during the day-time hours, when a sizable portion of the television audience is at work. Our Web sites not only provide additional opportunities to connect with our stations’ viewing audiences, but provide an additional opportunity to generate additional advertising revenues, as well. Links to each of these Web sites are provided from our corporate Web site, www.hearstargyle.com. In addition, IBS provides Web site development and operating services to the NBC Television Stations Division.

The Commercial Television Broadcasting Industry

General. Commercial television broadcasting began on a regular basis in the 1940s. Currently a limited number of channels are available for broadcasting in any one geographic area, and a license to operate a television station must be granted by the Federal Communications Commission (the “FCC”). All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size according to various formulae based upon actual or potential audience. Each of these markets, called “Designated Market Areas” or “DMAs”, is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates.

Revenues. Television station revenues are derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation and other sources. Advertising rates are set based upon a variety of factors, including
•	a program’s popularity among the viewers an advertiser wishes to attract;
•	the number of advertisers competing for the available time;
•	the size and demographic makeup of the market served by the station; and
•	the availability of alternative advertising media in the market area.

Rates also are determined by a station’s overall ratings and share in its market, as well as the station’s ratings and share among particular demographic groups that an advertiser may be targeting. Because television stations rely on advertising revenues, they are sensitive to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. The advertising revenues of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts.

Competition

General. The television broadcast industry is highly competitive. Some of the stations that compete with ours are owned and operated by large national or regional companies that may have greater resources, including financial resources, than we do. Competition in the television industry takes place on three primary levels:
•	competition for audience;
•	competition for programming; and
•	competition for advertisers.

Additional factors material to a television station’s competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Although television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of cable television and satellite delivery systems and the commencement of digital broadcasting have reduced the VHF signal’s competitive advantage.

Audience. We compete for audience on the basis of program popularity, which has a direct effect on the rates we can charge our advertisers. Our stations’ affiliated networks supply a significant portion of our daily programming. Consequently, in time periods in which the network provides programming, our stations are primarily dependent upon the popularity of the network’s programs to attract viewers. Our stations also compete in non-network time periods based on the performance of their own programming during those periods, using the combination of locally-produced news, public affairs and entertainment programming, including syndicated programs, that the station believes will attract the most viewers.

In addition, although the commercial television broadcast industry has been dominated by the broadcast networks ABC, NBC, CBS (with which the majority of our stations are affiliated) and FOX, newer networks WB and UPN, as well as cable-originated programming, have become significant competitors for the broadcast television audience. While broadcast-originated signals still constitute the majority of viewing in most cable homes, the percentage of television households that are connected to a cable system has increased, as have made-for-cable programming and the number of cable channels and networks.

Our stations also face competition from direct broadcast satellite services, such as EchoStar (DISH Network) and DIRECTV, which transmit programming directly to homes equipped with special receiving antennas. We compete with these services both on the basis of service and product performance (quality of reception and number of channels that may be offered) and price (the relative cost to utilize these systems compared to broadcast television viewing).

Advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, may also increase competition for household audiences and advertisers. Video compression techniques, now in use with direct broadcast satellites and, in growing use with cable and wireless cable, are expected to permit greater numbers of channels to be carried within existing bandwidth. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming. This ability to reach very narrowly defined audiences is expected to increase competition both for audience and for advertising revenues. We cannot predict the effect that technological changes will have on the broadcast television industry or the future results of our stations.

Other sources of competition for audience include
•	home entertainment systems (including VCRs, DVDs and playback systems);
•	digital video recorders, also known as personal video recorders;
•	video-on-demand and television game devices;
•	the Internet;
•	multipoint distribution systems;
•	multichannel multipoint distribution systems or “wireless cable” satellite master antenna television systems; and
•	other sources of home entertainment.

Programming. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. Our stations compete against other local broadcast stations for exclusive local access to first-run product (such as the Oprah Winfrey Show). To a lesser extent, we also compete for exclusive local access to off-network reruns (such as Seinfeld). Cable systems and DBS systems also compete with local stations for programming, and various national cable networks from time to time have acquired programs that otherwise would have been offered to local television stations.

Advertising. Broadcast television stations compete for advertising revenues with other broadcast television stations and a station’s competitive edge is in large part determined by the success of its programming. Broadcast television stations also compete for advertising revenues with a variety of other media, such as radio stations, Internet Web sites, print media, direct marketing and cable system operators serving the same market. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenues relative to their share of the market’s audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not generally for significant advertising revenues.

Federal Regulation of Television Broadcasting

General. Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended, and most recently amended by the Telecommunications Act of 1996 (the “Communications Act”). The Communications Act requires the FCC to regulate broadcasting so as to serve “the public interest, convenience and necessity.” The Communications

Act prohibits the operation of television broadcasting stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to
•	issue, renew, revoke and modify broadcasting licenses;
•	assign frequency bands; determine stations’ frequencies, locations and power; and
•	regulate the equipment used by stations.

The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without the FCC’s prior approval. The FCC also regulates certain aspects of the operation of cable television systems, DBS systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced significantly its regulation of broadcast stations, the FCC continues to regulate matters such as network-affiliate relations, cable and DBS systems’ carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, and obscene and indecent programming.

License Renewals. Under the Communications Act, the FCC may grant broadcast licenses for terms of eight years. The Communications Act requires renewal of a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent’s application for renewal of license.

The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License(1)
WCVB	Boston, MA	April 1, 2007
WMUR	Manchester, NH	April 1, 2007
WMOR	Tampa, FL	February 1, 2005
KCRA	Sacramento, CA	December 1, 2006
KQCA	Sacramento, CA	December 1, 2006
WESH	Orlando, FL	February 1, 2005
WTAE	Pittsburgh, PA	August 1, 2007
WBAL	Baltimore, MD	October 1, 2004*
KMBC	Kansas City, MO	February 1, 2006
KCWE	Kansas City, MO	February 1, 2006
WLWT	Cincinnati, OH	October 1, 2005
WISN	Milwaukee, WI	December 1, 2005
WYFF	Greenville, SC	December 1, 2004*
WPBF	West Palm Beach, FL	February 1, 2005
WDSU	New Orleans, LA	June 1, 2005
WXII	Greensboro, NC	December 1, 2004*
KOCO	Oklahoma City, OK	June 1, 2006
WGAL	Lancaster, PA	August 1, 2007
KOAT	Albuquerque, NM	October 1, 2006
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2006
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2006
KOFT-DT (satellite station of KOAT)** (2)	Farmington, NM	October 1, 2006
WLKY	Louisville, KY	August 1, 2005
KCCI	Des Moines, IA	February 1, 2006
KITV	Honolulu, HI	February 1, 2007
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2007
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2007
KETV	Omaha, NE	June 1, 2006
WAPT	Jackson, MS	June 1, 2005
WPTZ	Plattsburgh, NY	June 1, 2007
WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2007

Station	Market	Expiration of FCC License(1)
KHBS	Fort Smith, AR	June 1, 2005
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2005
KSBW	Monterey-Salinas, CA	December 1, 2006

*	We will file for renewal of licenses for these stations this year.
**	Satellite stations retransmit the signal of a primary station, and may offer some locally originated programming.
(1)	For more information, please refer to “Digital Television Service” below relating to the transition to digital television.
(2)	Our satellite station KOFT-DT in Farmington, NM operates in digital mode only.

Ownership Regulation. The Communications Act and FCC rules restrict the ownership of broadcast stations. The FCC limits the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an “attributable” interest) in broadcast stations. Both Hearst and Pulitzer have attributable interests in our company that restrict our ability to acquire stations in areas in which they own media properties. On June 2, 2003, the FCC issued an order substantially revising its rules. This order was the culmination of the most comprehensive review of media ownership regulation in the agency’s history, spanning 20 months and encompassing a public record of more than 520,000 comments. Various appeals of this order are currently pending before the United States Court of Appeals for the Third Circuit. During the pendency of the Third Circuit’s review of the FCC’s new rules, the FCC’s prior ownership rules remain in effect. We cannot predict what actions the Third Circuit or the FCC will take in the future or how changes in the rules will impact our business. The FCC’s current ownership rules that are material to our operations are summarized below:

Local Market Television Ownership. Under the currently effective rules, a party may own two television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties in larger markets to own up to two TV stations in the same DMA so long as at least eight independently owned and operating full-power commercial and non-commercial television stations remain in the market at the time of acquisition and at least one of the two stations is not among the top four-ranked stations in the market based on audience share. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as certain signal contours of the stations involved do not overlap. “Satellite stations” that rebroadcast the programming of a “parent” station will continue to be exempt from the rule if located in the same DMA as the “parent” station. The FCC may grant a waiver of the local television ownership rule under specified circumstances. We are currently in compliance with the local television ownership rule.

The FCC’s June 2, 2003 rules, which are currently not effective and are pending before the Third Circuit, would permit parties to own two stations in markets with five or more TV stations so long as both of the two stations are not among the top four-ranked stations in the markets based on audience share. Further, in markets with 18 or more TV stations a party would be able to own three stations, but only one of these stations could be among the top-four ranked stations in the market. Under the new rules, the FCC has said that it would also consider, on a case-by-case basis, requests to waive the top four-ranked restriction in markets with 11 or fewer television stations.

National Television Ownership Cap. The national television ownership rule limits the number of television stations one entity may own nationally. Under the FCC’s old rules, no entity may have an attributable interest in television stations whose audience reach, in the aggregate, exceeds 35% of all U.S. television households. The FCC’s June 2, 2003 rules increased the 35% cap to 45%. However, Congress later passed, and the President signed, a bill into law on January 23, 2004 that fixed the cap at 39%. The Third Circuit, in the currently pending case, has announced that it views the challenges to the 45% cap as having been mooted by this recent legislation.

The FCC currently discounts the audience reach of a UHF station by 50%. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the station in that market only once for national cap purposes. The FCC is currently studying the UHF discount. The propriety of the UHF discount is also at issue before the Third Circuit.

Dual Network Rule. The dual network rule prohibits a merger between or among four major broadcast television networks— ABC, CBS, FOX and NBC. The FCC’s June 2003 order retains this prohibition.

Local Radio Ownership. With respect to radio, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a contour-overlap method. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. The FCC’s June 2, 2003 Order changed the radio market definition from the contour-overlap method to a more restrictive definition using Arbitron markets. The new market definition is currently under review by the Third Circuit.

Media Cross-Ownership. The FCC’s currently effective rules prohibit the licensee of an AM, FM, or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. The rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations (if 8 full-power television stations would remain in the market post transaction) or, if permissible under the local television ownership rule, two television stations and six radio stations.

The FCC’s June 2, 2003 rules, which are currently not effective and are pending before the Third Circuit, would replace the broadcast-newspaper and the radio-television cross-ownership rules with the following “cross-media limits”:
•	In markets with three or fewer TV stations, no cross-ownership would be permitted among TV, radio, and newspapers. A company could obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e., the radio station or the newspaper).
•	In markets with between 4 and 8 TV stations, combinations would be limited to one of the following:
(A) A daily newspaper, one TV station, and up to half of the radio station limit for that market (i.e., if the radio limit in the market is 6, the company can only own 3), or
(B) A daily newspaper; and up to the radio station limit for that market (i.e., no TV stations), or
(C) Two (or three) TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e., no daily newspapers).
•	In markets with 9 or more TV stations, the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban would be eliminated.

Cable-Television Cross-Ownership. In January 2003, the FCC repealed its rule that had prohibited common control of a television station and a cable television system in the same local market. The elimination of the rule would permit the ownership of a cable system and a television station in the same local market.

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

All non-conforming interests acquired before November 7, 1996 are permanently grandfathered and thus do not constitute attributable ownership interests. There is also an exemption from attribution for voting stock interests of minority shareholders in a corporation in which a single shareholder owns more than 50% of the voting stock. These minority interests are not attributable unless the minority shareholder’s financial interest amounts to over 33% of the company’s total asset value (equity plus debt) and the majority shareholder is either a major program supplier to the company or a same-market media entity.

Thus, in our case, where Hearst is the single majority shareholder, ownership of minority stock interests of up to 33% would not be attributable absent other factors. A proceeding remains open at the FCC considering the elimination of the single majority shareholder exception.

Alien Ownership. The Communications Act of 1934 restricts the ability of foreign entities or individuals to own or control broadcast licenses. Non-U.S. citizens, collectively, may directly or indirectly own or vote up to 20% of the voting stock of a corporate licensee.

Local Marketing Agreements. Through an LMA (sometimes also referred to as a Time Brokerage Agreement or TBA) the licensee of one station may provide the programming for another licensee’s station. Under the FCC’s rules, an entity that owns a television station and programs more than 15% of the broadcast time on another television station in the same market is now required to count the LMA station toward its television ownership limits even though it does not own the station. Consequently, we cannot enter into an LMA with another television station in the same market in which we own a television station if we would not be permitted to acquire that station under the local television ownership rule.

In adopting these rules concerning LMAs, however, the FCC provided “grandfathering” relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place before November 5, 1996, were allowed to continue at least through the FCC’s next comprehensive review and re-evaluation of its broadcast ownership rules, which is not currently scheduled to commence until at least 2006. The Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, is grandfathered for this period.

Other Regulations, Legislation and Recent Developments Affecting Broadcast Stations

The 1992 Cable Act. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) which includes provisions respecting the carriage of television stations’ signals by cable systems. These so-called “must carry” provisions generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station’s consent. The “must carry” and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. We have entered into an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, that gives Lifetime the right to negotiate the grant of retransmission consent rights on behalf of our stations in return for compensation to be paid to us by Lifetime.

The FCC has ruled that cable systems are required under the FCC’s “must carry” rules to carry only one analog broadcast television program stream and program-related content. Thus, digital services and multiplexed program or data streams are not required to be carried by cable systems. The FCC is currently considering whether cable systems can and should be required to carry both the analog and digital channels of local television stations during the digital television transition period.

Digital Television Service. The FCC has taken a number of steps to implement digital television service and phase out analog service in the United States. The FCC has provided authorized analog television stations with a second channel on which to broadcast a digital television signal, and has attempted to provide digital television coverage areas that are comparable to stations’ existing analog service areas. Television licensees may use their digital channels for a wide variety of services such as high-definition television, multiple channels of standard definition television programming, audio, data, and other types of communications, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standard.

Digital television channels will generally be located in the range of channels from channel 2 through channel 51. The FCC required affiliates of ABC, CBS, NBC and FOX in the top 30 markets to begin digital broadcasting by November 1, 1999, and all other commercial television broadcasters were required to follow suit by May 1, 2002 or secure an extension of time to begin digital broadcasting.

We have constructed and commenced DTV broadcast operations at all of our stations, except WPTZ and two of our satellite stations (WNNE and KMAU), which have obtained extensions of time from the FCC to complete construction or are otherwise not required by the FCC to have completed construction at the present time. Additional construction or investments in additional equipment will be required at 19 (including satellite stations) of these stations to bring them up to full maximum authorized power in addition to the main station and satellite stations for which initial construction has not been completed. From

1997 through December 31, 2003, we have invested approximately $60 million in capital expenditures related to the digital conversion of our stations. At the present time, the FCC has not set the deadline by which DTV stations must be operating at maximum authorized power. The FCC is considering proposed maximization deadlines in a pending rule making proceeding.

The FCC’s plan calls for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease analog broadcasting and return their analog channel to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given market: (i) one or more television stations affiliated with ABC, CBS, NBC or FOX is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting; (ii) digital-to-analog converter technology is not available in such market; or (iii) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set.

In January 2003, the FCC began a further review of the transition to digital television. The FCC is considering, among other things, the following: (i) setting July 1, 2005 (for top-four network affiliates in markets 1 through 100) and July 1, 2006 (for all other commercial and noncommercial DTV stations) as the deadlines by which stations with construction permits for maximized digital facilities must either provide service to the maximized coverage areas or lose DTV protection to the uncovered portions of those areas, and (ii) how to interpret various provisions of Balanced Budget Act of 1997 which authorizes the FCC to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel under various circumstances. In addition, the FCC has requested further comments on issues earlier raised in a pending proceeding begun in December 1999 concerning the public interest obligations of television broadcast licensees.

The implementation of digital television has and will impose substantial additional costs on television stations because of the need to replace analog equipment and because some stations will need to operate at higher utility cost. We can give no assurance that our stations will be able to increase revenue to offset these costs. In addition, the Telecommunications Act of 1996 allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum for purposes other than free, over-the-air broadcasting. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenues received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenues from the sale of commercial time. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC’s present digital television implementation plan or such future actions on our business. We have incurred considerable expense in the conversion of digital television and are unable to predict the extent or timing of consumer demand for any such digital television services.

Direct Broadcast Satellite Systems. There are currently in operation several direct broadcast satellite (or “DBS”) systems that serve the United States. Direct broadcast satellite systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment, in competition with our broadcast stations.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a copyright licensing system for limited distribution of television network programming to 16 DBS viewers. Under SHVIA, satellite carriers are required to enter into retransmission consent agreements to allow for satellite carriage of local television stations. Our agreement with Lifetime also applies to the grant of DBS retransmission consent rights. SHVIA also contemplates a market-specific requirement for mandatory carriage of local television stations, similar to that applicable to cable systems, for those markets in which a satellite carrier chooses to provide any local signal. In addition, SHVIA extended the compulsory license allowing the satellite distribution of distant network signals to unserved households (i.e., those that do not receive a Grade B signal from a local network affiliate). All of our stations are currently distributed by at least one DBS system. SHVIA is due to expire at the end of 2004. It is anticipated that Congress will act to reauthorize SHVIA.

Employees

As of December 31, 2003, we had approximately 2,831 full-time employees and 377 part-time employees. A total of approximately 889 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.

Available Information

We maintain an Internet Web site at www.hearstargyle.com. We make available, free of charge, on our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the SEC. We also make available on our Web site news releases, earnings releases, archived audio Web casts, forthcoming corporate events and lists of analysts who cover us. In addition, we will post to our Internet Web site the following documents by the time of our 2004 Annual Stockholders Meeting on May 5, 2004:
•	Our Code of Business Conduct and Ethics;
•	Our Corporate Governance Guidelines;
•	Our Audit Committee Charter; and
•	Our Compensation Committee Charter.

You may obtain a free copy of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, or our Board committee charters that we file on our Web site by writing to us at Hearst-Argyle Television, Inc., 888 Seventh Avenue, New York, NY 10106.

ITEM 2. PROPERTIES

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Typically, offices and main studios are located together, while transmitters and tower sites are in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations’ principal facilities as of December 31, 2003. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	Washington D.C.	Washington D.C. Office	Leased	3,974 sq. ft.
	New York, NY	New York Office	Leased	39,864 sq. ft.

WCVB	Boston, MA	Office and studio	Owned	89,625 sq. ft.
		Warehouse	Leased	3,617 sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.

WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.

KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	2,048 sq. ft.

WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.

WESH	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Owned	26,000 sq. ft.
		Office	Leased	1,310 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.

WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres

KMBC	Kansas City, MO	Office and studio(1)	Leased	58,514 sq. ft.
		Tower and transmitter	Owned	11.6 acres

Station	Location	Use	Ownership	Approximate Size
WLWT	Cincinnati, OH	Office and studio	Owned	54,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres

WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.

WYFF	Greenville, SC	Office and studio	Owned	60,000 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,352 sq. ft.

WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres

KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres

WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.

WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres

WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.

KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres

KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres

KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.7 acres

KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter(2)	Owned	23.3 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.

WAPT	Jackson, MS	Office and studio	Owned	10,600 sq. ft.
		Tower and transmitter	Owned	24 acres

WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	3,919 sq. ft.
		Tower and transmitter	Owned	13.4 acres

WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
		Tower and transmitter	Leased	—

KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	47,004 sq. ft.
		Office and studio	Leased	1,110 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres

Station	Location	Use	Ownership	Approximate Size
KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	1,150 sq. ft.

*	Owned by the Company in partnership with certain third parties.
(1)	In September 2003 we entered into an agreement to purchase real property on which to build an owned office and studio facility for KMBC. The closing of that purchase is expected to occur in the second quarter of 2004.
(2)	In July 2003, KETV’s tower collapsed. The collapse also damaged the transmitter building. In September 2003 we entered into an interim lease for tower space and transmitter building space (127 sq. ft.) pending the construction of a new tower and the repair of the transmitter building.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in various claims and lawsuits that are incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Series A Common Stock is listed on the NYSE under the symbol “HTV.” All of the outstanding shares of our Series B Common Stock are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. Our Series B Common Stock is not publicly traded. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Series A Common Stock on the NYSE:

	High	Low
2002
First Quarter	$25.87	$18.80
Second Quarter	27.76	21.67
Third Quarter	25.52	19.29
Fourth Quarter	28.48	21.52

2003
First Quarter	$25.00	$20.05
Second Quarter	26.03	19.50
Third Quarter	26.00	22.08
Fourth Quarter	27.95	22.42

On March 1, 2004, the closing price for our Series A Common Stock on the NYSE was $26.75, and the approximate number of shareholders of record of our Series A Common Stock at the close of business on that date was 672.

In December 2003, we declared a quarterly cash dividend of $0.06 per share on our Series A Common Stock and our Series B Common Stock; dividends declared on the Common Stock amounted to approximately $5.6 million in 2003. Our credit facility (the “Credit Facility”) with a consortium of banks (led by JP Morgan Chase Bank, Bank of New York, Toronto Dominion and Bank of Montreal) limits our ability to pay dividends under certain conditions. For more information concerning our dividends, please refer to Note 10 to the consolidated financial statements in Item 8 of this report.

The following table summarizes our equity compensation plans as of December 31, 2003:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrantsand rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance underequity compensation plans (excluding securities reflectedin column (a)) (c)
Equity compensation plans approved by security holders	7,424,472	(1)	$22.71	5,137,607	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	7,424,472		$22.71	5,137,607

(1)	Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company’s Amended and Restated 1997 Stock Option Plan.
(2)	Includes 613,338 shares of Series A Common Stock available for future stock options granted under the Amended and Restated 1997 Stock Option Plan and 4,524,269 shares of Series A Common Stock reserved for future issuance under the Company’s Employee Stock Purchase Plan.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As discussed herein and in the notes to the accompanying consolidated financial statements:
•	On August 29, 1997 (effective September 1, 1997 for accounting purposes), The Hearst Corporation (“Hearst”) contributed its television broadcast group and related broadcast operations, Hearst Broadcast Group, to Argyle Television, Inc. (“Argyle”) and merged a wholly-owned subsidiary of Hearst with and into Argyle, with Argyle as the surviving corporation (renamed Hearst-Argyle Television, Inc., “Hearst-Argyle” or “we” or the “Company”) (the “Hearst Transaction”). The merger was accounted for as a purchase of Argyle by Hearst in a reverse acquisition.
•	On June 1, 1998, we exchanged our WDTN and WNAC/WPRI stations with STC Broadcasting, Inc. and certain related entities (collectively “STC”) for KSBW, the NBC affiliate serving the Monterey—Salinas, California television market, and WPTZ/WNNE, the NBC affiliates serving the Plattsburgh, New York—Burlington, Vermont television market (the “STC Swap”).
•	On January 5, 1999 (effective January 1, 1999 for accounting purposes) we acquired all of the partnership interests in Kelly Broadcasting Co., which includes KCRA, the Sacramento station, and the related Time Brokerage Agreement (“TBA”) for another station, KQCA, (the “Kelly Broadcasting Business”), and Kelleproductions, Inc. (the “Kelly Transaction”). In connection with the Kelly Transaction, we issued $450 million in senior notes to institutional investors, of which $340 million was issued in December 1998 and $110 million was issued in January 1999. See Note 6 to the consolidated financial statements.
•	On March 18, 1999, we acquired the nine television and five radio stations (“Pulitzer Broadcasting Business”) of Pulitzer Publishing Company (“Pulitzer”) in a merger transaction (the “Pulitzer Merger”). In connection with the Pulitzer Merger, we issued approximately 37.1 million shares of our Series A Common Stock to the Pulitzer shareholders (the “Pulitzer Issuance”). Additionally, in connection with the Kelly Transaction and the Pulitzer Merger, we drew down $725 million from our revolving credit facility (the “Financing”).
•	On June 30, 1999 we issued approximately 3.7 million shares of our Series A Common Stock to Hearst for $100 million (the “Hearst Issuance”).
•	On January 31, 2000, we exercised our fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV which we previously operated under a TBA as discussed above).
•	On August 1, 2000, Emmis Communications Corp. (“Emmis”) began managing our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Transaction”) under a TBA for a period of up to three years. On August 8, 2000, we sold two of our radio stations, WXII-AM (Greensboro, North Carolina) and WLKY-AM (Louisville, Kentucky), to Truth Broadcasting Corporation.
•	On March 28, 2001, we exchanged our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three party swap (the “Phoenix/WMUR Swap”). See Note 3 to the consolidated financial statements.
•	On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., we acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market.
•	On August 7, 2001 (August 1, 2001 for accounting purposes), we contributed our production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. See Note 3 to the consolidated financial statements.
•	On December 13, 2001, we sold WBOY-TV. See Note 3 to the consolidated financial statements.
•	On December 20, 2001, our wholly-owned unconsolidated subsidiary trust (the “Capital Trust”) completed a private placement with institutional investors of $200.0 million principal amount of redeemable convertible preferred securities (the “Redeemable Convertible Preferred Securities”). The parent company, Hearst-Argyle Television, Inc., then issued subordinated debentures of $206.2 million (the “Subordinated Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. See Note 7 to the consolidated financial statements.

Hearst-Argyle Television, Inc. (In thousands, except per share data)

	Years Ended December 31,
	2003(a)	2002(a)	2001(b)	2000(c)		1999(d)
Statement of income data:
Total revenues	$686,775	$721,311	$641,876		$747,281		$661,386

Station operating expenses:
Salaries, benefits and other operating costs	330,519	331,643	323,520		325,736		300,420
Amortization of program rights	62,845	60,821	57,676		58,460		60,009
Depreciation and amortization	55,467	43,566	129,420		125,207		108,039
Corporate, general and administrative expenses	19,122	19,650	15,817		17,281		17,034
Special charge(e)	—	—	—		15,362		—

Operating income	218,822	265,631	115,443		205,235		175,884

Interest expense, net(f)	68,215	73,443	98,725		112,086		112,025
Interest expense, net — Capital Trust(g)	15,000	15,000	500		—		—
Other income (expense), net(h)	—	299	48,778		(3,930)		—
Equity in income (loss) of affiliates(i)	923	(3,269)	(6,461)		(6,234)		(279)

Income before income taxes	136,530	174,218	58,535		82,985		63,580

Income taxes	42,309	66,201	27,448		38,060		31,270

Net income	94,221	108,017	31,087		44,925		32,310

Less preferred stock dividends(j)	1,211	1,377	1,422		1,422		1,422

Income applicable to common stockholders	$93,010	$106,640	$29,665		$43,503		$30,888

Income per common share—basic	$1.00	$1.16	$0.32		$0.47		$0.37

Number of common shares used in the calculation	92,575	92,148	91,809		92,435		83,189
Income per common share—diluted	$1.00	$1.15	$0.32		$0.47		$0.37

Number of common shares used in the calculation	92,990	92,550	92,000		92,457		83,229
Dividends per share(k)	$0.06	$—	$—		$—		$—

Results adjusted for SFAS 142(l):
As reported income applicable to common stockholders	$93,010	$106,640	$29,665		$43,503		$30,888
Amortization of goodwill and certain other intangibles (after tax)	—	—	56,468		56,567		50,204

Adjusted income applicable to common stockholders	$93,010	$106,640	$86,133		$100,070		$81,092

Adjusted income per common share—basic	$1.00	$1.16	$0.94		$1.08		$0.97

Adjusted income per common share—diluted	$1.00	$1.15	$0.94		$1.08		$0.97

Balance sheet data (at year-end):
Cash and cash equivalents	$71,528	$4,442	$3,260		$5,780		$5,632
Total assets	$3,799,087	$3,769,111	$3,785,891		$3,817,989		$3,913,227
Long-term debt	$882,409	$973,378	$1,160,205		$1,448,492		$1,563,596
Note payable to Capital Trust	$206,186	$206,186	$206,186	$	N/A	$	N/A
Stockholders’ equity	$1,672,382	$1,579,262	$1,466,614		$1,444,376		$1,416,791

Other data:
Net cash provided by operating activities	$179,075	$205,452	$165,853		$189,311		$138,914
Net cash used in investing activities(m)	$(25,541)	$(25,818)	$(72,917)		$(62,184)		$(1,317,922)
Net cash (used in) provided by financing activities	$(86,448)	$(178,452)	$(95,456)		$(126,979)		$803,660
Capital expenditures	$25,392	$25,920	$32,331		$32,001		$52,402
Program payments	$62,039	$59,870	$57,385		$58,797		$56,402

See accompanying notes on the following pages.

Notes to Selected Financial Data

(a)	Includes the results of our 24 television stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented (hereafter the “Managed Stations”).

(b)	Includes (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of our television stations which were owned for the entire period presented; (ii) the management fees earned by us from the Managed Stations for the entire period presented; (iii) the TBA for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV, after its acquisition by us, from March 28 through December 31, 2001; (v) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after its acquisition by us, from April 30 to December 13, 2001, the date of its disposition.

(c)	Includes (i) the results of 22 of our television stations which were owned for the entire period presented; (ii) the management fees earned by us from the Managed Stations for the entire period presented; (iii) the TBA for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by us, from February 1 through December 31, 2000; (iv) WLKY-AM and WXII-AM from January 1 through August 8, 2000; and (v) the Phoenix Stations from January 1 through July 31, 2000 and the TBA for the Phoenix Stations from August 1 through December 31, 2000.

(d)	Includes (i) the results of 12 of our television stations which were owned for the entire period presented; (ii) the management fee earned by us from the Managed Stations for the entire period presented; (iii) the results of the Kelly Broadcasting Business for the entire period presented; and (iv) the results of the Pulitzer Broadcasting Business from March 19 through December 31, 1999.

(e)	Represents the one-time charge resulting from the cost of our early retirement program.

(f)	On July 1, 2002 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In accordance with SFAS 145, we have reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon our reported net income, but resulted in a decrease of approximately $0.9 million and $4.1 million to reported Interest expense, net, in the years ended December 31, 2001 and 2000, respectively, and an increase to reported Interest expense, net, of approximately $5.1 million in the year ended December 31, 1999.

(g)	Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust which holds solely parent company debentures in the amount of $206.2 million, offset by our equity interest in the earnings of the trust. See Note 7 of the consolidated financial statements.

(h)	In the year ended December 31, 2002, Other income (expense), net represents a supplemental closing fee paid to us in connection with the sale of the Phoenix Stations in March 2001. In the year ended December 31, 2001, Other income (expense), net represents the $72.6 million pre-tax gain from the sale of the Phoenix Stations, partially offset by a $23.8 million pre-tax write-down of the carrying value of some of our investments. In the year ended December 31, 2000, Other income (expense), net represents a $4.9 million write-down of the carrying value of a portion of our investments, partially offset by the $1.1 million pre-tax gain from the sale of WXII-AM and WLKY-AM.

(i)	Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2003; (ii) the IBS/HATV LLC in the three months ended December 31, 2002 (upon achievement of year-to-date profitability) through December 31, 2003; and (iii) NBC/Hearst-Argyle Syndication, LLC from August 1, 2002 through December 31, 2003. See Note 3 to the consolidated financial statements.

(j)	Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.

(k)	On December 3, 2003, our Board of Directors declared a cash dividend for the fourth quarter of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. The dividend was paid on January 15, 2004 to all shareholders of record as of January 5, 2004. We did not declare or pay any dividends on Common Stock in 2002, 2001, 2000 and 1999.

(l)	On January 1, 2002 we adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. The historical results of periods prior to 2002 do not reflect the effect of SFAS 142 and, accordingly, the adjusted results for the year ended December 31, 2001 include amortization expense of $82.7 million ($56.5 million net of pro forma tax effects); the adjusted results for the year ended December 31, 2000 include amortization expense of $80.7 million ($56.6 million net of pro forma tax effects); and the adjusted results for the year ended December 31, 1999 include amortization expense of $69.5 million ($50.2 million net of pro forma tax effects). In all periods presented, the adjusted results present net income applicable to common stockholders and income per common share (basic and diluted), as if SFAS 142 had been implemented on January 1, 1999.

(m)	Net cash used in investing activities in the year ended December 31, 1999 includes net cash paid in the acquisitions of Pulitzer Broadcasting Company of approximately $712.3 million, and Kelley Broadcasting Co. and Kelleproductions, Inc. of approximately $530.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or the “Company”) owns and operates 24 network-affiliated television stations. Additionally, we provide management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”) in exchange for a management fee. See Note 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

Accounting Policies

We have identified the accounting policies below as integral to our business operations and the understanding of our results of operations. See Note 2 to the consolidated financial statements.

Revenue Recognition—Our primary source of revenue is television advertising. Other sources include network compensation and other revenues. Advertising revenues and network compensation together represented approximately 97% of our total revenues in each of the years ended December 2003, 2002 and 2001.

•	Advertising Revenues. Advertising revenues are recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenues are included in advertising revenues and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” below.

•	Network Compensation. Eleven of our stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when our stations broadcast specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to our stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.

•	Other Revenues. We generate revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”) (see Note 14 to the consolidated financial statements); (ii) services revenue from Lifetime Entertainment Services (see Note 14 to the consolidated financial statements); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to our towers; and (v) other miscellaneous revenues, such as licenses and royalties.

Accounts Receivable—We extend credit based upon our evaluation of a customer’s credit worthiness and financial condition. For certain advertisers, we do not extend credit and require cash payment in advance. We monitor the collection of receivables and we maintain an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

Program Rights—Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Costs of first-run programming are amortized over the license period of the program, which is generally one year. Costs of off-network syndicated products, feature films, and cartoons are amortized on the future number of showings on an accelerated basis, contemplating the estimated revenue to be earned per showing, but generally not exceeding five years.

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

Intangible Assets—Intangible assets are recorded at cost and include FCC licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, we no longer amortize goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead perform a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with the adoption of SFAS 142, amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $82.7 million annually. See Note 4 to the consolidated financial statements. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2002 and 2003, we completed an impairment review and found no impairment to the carrying value of goodwill or FCC licenses. Had we used different assumptions in developing our estimates, our reported results may have varied. We consider the assumptions used in our estimates to be reasonable. We amortize intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, we determined the remaining useful life of our network affiliation intangible assets to be approximately 28.5 years and the remaining useful life of our advertiser client base intangible asset to be approximately 19 years. We amortize favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we evaluate the remaining useful life of our intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Prior to the adoption of SFAS 142 on January 1, 2002, we amortized goodwill and intangible assets over periods ranging from three to 40 years. The recoverability of the carrying values of goodwill and intangible assets was evaluated quarterly to determine if an impairment in value had occurred. Pursuant to SFAS No. 121, Accounting for the Impairment of Long-lived Assets, an impairment in value was considered to have occurred when it had been determined that the undiscounted future operating cash flows generated by the acquired business were not sufficient to recover the carrying value of an intangible asset. If it had been determined that an impairment in value had occurred, goodwill and intangible assets would have been written down to an amount equivalent to the present value of the estimated undiscounted future operating cash flows to be generated by the acquired business. As of December 31, 2001, it was determined that there had been no impairment of intangible assets.

Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized because of differences in the book and tax bases of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Income tax expense was approximately $42.3 million or 31.0% of pre-tax income in our consolidated statement of income for the year ended December 31, 2003. Deferred tax assets were approximately $5.2 million and deferred tax liabilities were approximately $882.1 million as of December 31, 2003 (see Note 9 to the consolidated financial statements). Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are set forth in Note 9 to the consolidated financial statements. These estimates reflect our assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from such estimates as a result of future changes in income tax law or reviews by the Internal Revenue Service or other tax authorities. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire company.

Related Party Transactions—We have Management and Services Agreements as well as a series of other related agreements with Hearst. Revenues and expenses recorded by us in connection with such agreements amounted to less than 1% of our total revenues and less than 1% of our total operating expenses in each of the years ended December 2003, 2002 and 2001. See Note 14 to the consolidated financial statements for more information on these and other related party transactions. We believe that the terms of the Management and Services Agreements are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

Purchase Accounting—When allocating the purchase price in a purchase transaction to the acquired assets (tangible and intangible) and assumed liabilities, it is necessary to develop estimates of fair value. We utilize the services of an independent valuation consulting firm for the purpose of estimating required fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the economic benefits that the FCC license brings to its holder. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.

Off-Balance Sheet Financings and Liabilities—Other than agreements for future barter and program rights not yet available for broadcast as of December 31, 2003, and employment contracts for key employees, all of which are disclosed in Note 15 to the consolidated financial statements, and contractual commitments and other legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financings or liabilities. Other than the Hearst-Argyle Capital Trust (the “Capital Trust”), a wholly-owned unconsolidated subsidiary trust (see Note 2 to the consolidated financial statements under “Reclassifications” and “New Accounting Pronouncements”), we do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special-purpose entities that are not reflected in our consolidated financial statements.

Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets; carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments and stock options. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances. Had we used different assumptions in determining our estimates, our reported results may have varied. The different types of estimates that are required to be made by us in the preparation of our consolidated financial statements vary significantly in the level of subjectivity involved in their determination. We have identified the estimates below as those which contain a relatively higher level of subjectivity in their determination and therefore could have a more material effect upon our reported results had we used different assumptions.

Impairment Testing of Intangible Assets—In performing our annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in applying a fair value based test. To assist in this process, we utilize the services of an independent valuation consulting firm. See Note 4 to the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses included future market revenue growth, operating profit margins, cash flow multiples, market revenue share, and our weighted-average cost of capital, among others. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2002 and 2003, we completed an impairment review and found no impairment to the carrying value of goodwill or FCC licenses. Had we utilized either a different valuation technique or different assumptions or estimates, the carrying values of goodwill and FCC licenses as of January 1, 2002, December 31, 2002 and December 31, 2003 may have been different. We consider the assumptions used in our impairment testing of intangible assets to be reasonable.

Investment Carrying Values—We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect net realizable value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the net realizable value of investments, we must make assumptions and estimates regarding expected future cash flows, which involves assessing the financial results, forecasts, and strategic direction of the investee companies. In addition, we must make assumptions regarding discount rates, market growth rates, comparable company valuations and other factors, and the types of assumptions we must make differ according to the type of investment to be valued. Had we utilized different assumptions and estimates in our assessment of the net realizable value of investments, the carrying values of our investments as of December 31, 2003 may have been different. We consider the assumptions used in our determination of investment carrying values to be reasonable.

Pension Assumptions—In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. To assist in this process, we use the services of an independent consulting firm. See Note 16 to the consolidated financial statements. To compute our projected benefit obligations as of the measurement date of September 30, 2003, we used the discount rate of 6.25% and a rate of compensation increase of 4.0%. In determining the discount rate assumption of 6.25%, we used a measurement date of September 30, 2003 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute our pension expense in the year ended December 31, 2003, we used a discount rate of 6.88%, an expected long-term rate of return on plan assets of 8.0%, and a rate of compensation increase of 4.0%. To determine the discount rate assumption of 6.88%, we used the measurement date of September 30, 2002 and used the same methodology to construct a portfolio of bonds to match the projected benefit payment. The expected long-term rate of return on plan assets assumption of 8.0% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date of September 30, 2002. See

Note 16 to the consolidated financial statements for further discussion on management’s methodology for developing the expected long-term rate of return assumption. In calculating our pension expense for the year ending December 31, 2004, we anticipate using an assumed expected long-term rate of return of 7.75%. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

Pension Assumptions Sensitivity Analysis

The weighted-average assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense (benefit) and projected benefit obligation, respectively, in the year ended and as of December 31, 2003:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long-term rate of return	Rate of compensation increase	Discount Rate	Expected long-term rate of return	Rate of compensation increase
	(In thousands)

Net pension expense (benefit)	$ (1,247)	$(1,168)	$ 442	$ 2,383	$1,168	$ (401)
Projected benefit obligation	$(18,505)	$ —	$2,860	$23,196	$ —	$(2,612)

Significant Business Transactions

During the three-year period ended December 31, 2003, we were involved in the following significant transactions:
•	On March 28, 2001, we exchanged our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix Transaction”). We sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) and purchased WMUR-TV from WMUR-TV, Inc. Prior to the swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000 and we had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes). See Note 3 to the consolidated financial statements.
•	In May 2001, we invested an additional $6.0 million in Internet Broadcasting Systems, Inc. (“IBS”), thereby increasing our original $20.0 million investment in IBS made in December 1999 and bringing our total investment in IBS to $26.0 million. With IBS, we and other broadcasters have invested in the development and management of local news/information/entertainment websites. As of December 31, 2003, we had an approximate 24% equity interest in IBS and a 49.9% equity interest in the IBS/HATV LLC. See Note 3 to the consolidated financial statements.
•	On August 7, 2001 (August 1, 2001 for accounting purposes), we contributed our production and distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a joint venture between NBC Enterprises and us to produce and syndicate first-run broadcast and original-for-cable programming. See Note 3 to the consolidated financial statements.
•	On December 13, 2001, we sold WBOY-TV, an NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20.0 million plus a working capital adjustment of $0.8 million less transaction expenses. This station was previously acquired on April 20, 2001 from WBOY-TV, Inc. for $20.0 million plus a working capital adjustment of $0.7 million and transaction expenses. See Note 3 to the consolidated financial statements.
•	On December 20, 2001, a wholly-owned unconsolidated subsidiary trust of the Company completed a private placement of redeemable convertible preferred securities (“Redeemable Convertible Preferred Securities”) in the amount of $200.0 million. Such proceeds were utilized by us to reduce outstanding debt. See Note 7 to the consolidated financial statements.

Results of Operations

Results of operations for the years ended December 31, 2003 and 2002 include the results of our 24 television stations which were owned for the entire period presented and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Results of operations for the year ended December 31, 2001 include: (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of our television stations which were owned for the entire period presented; (ii) the management fees earned by us from the three television and two radio stations managed by us for the entire period presented; (iii) the TBA for WMUR-TV from January 1 through March 27, 2001; (iv) the results of WMUR-TV, after our acquisition of the station, from March 28 through December 31, 2001; (v) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (vi) the results of WBOY-TV after our acquisition of the station, from April 30 to December 13, 2001, the date of its disposition.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Total revenues. Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenues, which represent less than 4% of total revenues. See “Revenue Recognition” under Note 2 to the consolidated financial statements. Total revenues in the year ended December 31, 2003 were $686.8 million, as compared to $721.3 million in the year ended December 31, 2002, a decrease of $34.5 million or 4.8%. This net decrease was primarily attributable to the following factors: (i) a decrease in net political advertising revenues of approximately $55.2 million, as a result of the normal, cyclical nature of political spending on television broadcasting whereby, in which the demand for advertising by candidates running for political office increases in even-numbered years (such as 2002); (ii) a decrease in net advertising revenues due to the absence of approximately $15.3 million in revenue generated in the first quarter of 2002 during the broadcast of the Winter Olympics by our ten NBC affiliates; (iii) the loss of approximately $5.0 million in net advertising revenues during March 2003 due to advertiser cancellations, schedule adjustments, pre-emptions for network news coverage, and lost new bookings, as a result of the commencement of the war in Iraq. These factors were partially offset by an increase in demand by core national local advertisers, particularly in the categories of financial services, automotive, packaged goods, retail, and furniture and housewares. Our net political and Olympic advertising revenues are likely to continue to be higher in even-numbered years (such as 2004), when demand for advertising increases as a result of candidates running for political office and the broadcasting of the Olympics.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $330.5 million in the year ended December 31, 2003, as compared to $331.6 million in the year ended December 31, 2002, a decrease of $1.1 million or 0.3%. This decrease was primarily due to (i) a decrease of approximately $3.6 million in bad debt expenses; (ii) a decrease in professional fees of approximately $1.3 million; and (iii) the fact that in 2002 we recorded approximately $2.2 million in loss on disposal of fixed assets; partially offset by (iv) an increase in employee benefits and pension expenses of approximately $3.9 million; and (v) an increase of approximately $2.0 million in news gathering and promotional expenses.

Amortization of program rights. Amortization of program rights was $62.8 million in the year ended December 31, 2003, as compared to $60.8 million in the year ended December 31, 2002, an increase of $2.0 million or 3.3%. This increase was primarily due to new program rights acquisitions in September 2002 at our television stations in the Sacramento, California and the Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization. Depreciation and amortization was $55.5 million in the year ended December 31, 2003, as compared to $43.6 million in the year ended December 31, 2002, an increase of $11.9 million or 27.3%. Depreciation expense was $46.0 million in the year ended December 31, 2003, as compared to $41.1 million in the year ended December 31, 2002, an increase of $4.9 million or 11.9%. This increase was primarily due to the recording of approximately $4.6 million of accelerated depreciation in the year ended December 31, 2003 on certain broadcasting equipment which we determined to be obsolete. We review, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $9.5 million in the year ended December 31, 2003, as compared to $2.5 million in the year ended December 31, 2002, an increase of $7.0 million, principally resulting from a catch-up to amortization related to a separately identified intangible asset, advertiser client base. In December 2003, we reversed a reclassification we had made in December 2001 related to this separately identified intangible asset. In December 2003, we determined that the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a determinable useful life under SFAS 142, be amortized over its estimated useful life. Accordingly, we resumed amortization and recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. We expect our depreciation and amortization expense to be approximately $48.5 million in 2004. See Note 4 to the consolidated financial statements.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $19.1 million in the year ended December 31, 2003, as compared to $19.7 million in the year ended December 31, 2002, a decrease of $0.6 million or 3.0%. This decrease was primarily due to: (i) a decrease of approximately $2.0 million in incentive compensation expense; partially offset by (ii) an increase of approximately $0.7 million in director and officer liability insurance premiums; and (iii) an increase of approximately $0.8 million in certain professional fees.

Operating income. Operating income was $218.8 million in the year ended December 31, 2003, as compared to $265.6 million in the year ended December 31, 2002, a decrease of $46.8 million or 17.6%. This net decrease in operating income was due to the items discussed above.

Interest expense, net. Interest expense, net of interest income, was $68.2 million in the year ended December 31, 2003, as compared to $73.4 million in the year ended December 31, 2002, a decrease of $5.2 million or 7.1%. This decrease was primarily due to a lower outstanding debt balance in the year ended December 31, 2003 as compared to the same period in 2002. Our outstanding long-term debt balance as of December 31, 2003 was $882.4 million, as compared to $973.4 million as of December 31, 2002. Interest expense, net, included approximately $0.5 million of interest income in the year ended December 31, 2003 and approximately $0.7 million in the year ended December 31, 2002. See Note 6 to the consolidated financial statements.

Interest Expense, net — Capital Trust. Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Capital Trust) was $15.0 million in both the years ended December 31, 2003 and 2002. Interest expense, net — Capital Trust represents interest expense incurred by the Company on the $206.2 million of Subordinated Debentures issued by the Company. Interest paid by the Company to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of redeemable convertible preferred securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), the Company does not consolidate the accounts of the Capital Trust in its consolidated financial statements. The Company uses the equity method of accounting to record the parent company’s equity interest in the earnings of the Capital Trust and accordingly has included such earnings of $0.5 million in Interest Expense, net — Capital Trust in both the years ended December 31, 2003 and 2002. See Note 7 to the consolidated financial statements.

Other income, net. Other income, net, recorded in the year ended December 31, 2002 represented a supplemental closing fee paid to us by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. See Note 3 to the consolidated financial statements. There was no Other income, net, recorded in the year ended December 31, 2003.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was $0.9 million of income in the year ended December 31, 2003, as compared to $3.3 million of loss in the year ended December 31, 2002, an increase of $4.2 million. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“IBS”). Our share in the financial results of IBS entities was net income of approximately $1.0 million in the year ended December 31, 2003, as compared to a net loss of approximately $1.4 million in the year ended December 31, 2002. Our share in the financial results of NBC/Hearst-Argyle Syndication, LLC was a net loss of approximately $0.1 million in the year ended December 31, 2003, as compared to a net loss of approximately $1.9 million in the year ended December 31, 2002. Our capital commitment to the investment in NBC/Hearst-Argyle Syndication, LLC is limited to $2.0 million.

Income taxes. Income tax expense was $42.3 million in the year ended December 31, 2003, as compared to $66.2 million in the year ended December 31, 2002, a decrease of $23.9 million or 36.1%. This decrease in income tax expense was primarily due to (i) a decrease in income before income taxes from $174.2 million in the year ended December 31, 2002 to $136.5 million in the year ended December 31, 2003; and (ii) a decrease in our effective tax rate from 38.0% in the year ended December 31, 2002 to 31.0% in the year ended December 31, 2003. In the year ended December 31, 2003, our effective tax rate included (i) a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering our 1998 through 2000 tax years in the third quarter of 2003; and (ii) a tax benefit of approximately $5.4 million, relating to the closure of certain state matters in the fourth quarter of 2003. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.0%.

The current and deferred portions of our income tax expense were $6.7 million and $35.6 million, respectively, in the year ended December 31, 2003, compared to $14.5 million and $51.7 million, respectively, in the year ended December 31, 2002. In the years ended December 31, 2003 and 2002, the current and deferred portions of our income tax expense were affected by increases in deferred tax expense of $29.7 million and $24.9 million, respectively, offset by corresponding decreases of $29.7 million and $24.9 million, respectively, in the current portion of our income tax expense, as well as cash tax payments, due to deductions of income tax basis associated with certain of our prior acquisitions. We received approval from the Internal Revenue Service regarding the methodology for determining these deductions. See Note 9 to the consolidated financial statements.

Our noncurrent deferred tax liability was $882.1 million and $844.8 million as of December 31, 2003 and 2002, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire company.

Net income. Net income was $94.2 million in the year ended December 31, 2003, as compared to $108.0 million in the year ended December 31, 2002, a decrease of $13.8 million or 12.8%. This decrease was due to the items discussed above, primarily (i) a decrease of $46.8 million in Operating income; partially offset by (ii) a decrease of $5.2 million in Interest expense, net; (iii) an increase of $4.2 million in Equity in income (loss) in affiliates; and (iv) a decrease of $23.9 million in Income taxes, in the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenues. Total revenues includes: (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenues, which represent less than 4% of total revenues. See “Revenue Recognition” under Note 2 to the consolidated financial statements. Total revenues in the year ended December 31, 2002 were $721.3 million, as compared to $641.9 million in the year ended December 31, 2001, an increase of $79.4 million or 12.4%. This increase was primarily attributable to: (i) an increase in net political advertising revenues of approximately $67.6 million; (ii) an increase in the demand for advertising by national and local advertisers principally in the automotive, movies, and financial services categories; and (iii) an increase in net advertising revenues of $15.3 million resulting from the carriage of the Winter Olympics on our ten owned NBC affiliates during the first quarter of 2002. Our net political and Olympic advertising revenues are likely to continue to be higher in even-numbered years (such as 2002), when demand for advertising increases as a result of candidates running for political office and the broadcasting of the Olympics. During the year ended December 31, 2001, our television stations lost expected net advertising revenues of (i) approximately $4.7 million due to the suspension of advertising-supported commercial programming as a result of around-the-clock news coverage in the days following the terrorist attacks on September 11, 2001; (ii) approximately $7.0 million due to cancellations by advertisers in September 2001; and (iii) an estimated $10.0 million of net revenues lost in the fourth quarter of 2001 in the aftermath of September 11th.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $331.6 million in the year ended December 31, 2002, as compared to $323.5 million in the year ended December 31, 2001, an increase of $8.1 million or 2.5%. This increase was primarily due to (i) an increase of approximately $8.1 million in commissions and bonuses related to the increase in our advertising revenues, as discussed above under “Total revenues”; (ii) increases in insurance costs, employee benefits and pension expenses; offset by (iii) decreases in news gathering and promotional expenses and bad debt expenses.

Amortization of program rights. Amortization of program rights was $60.8 million in the year ended December 31, 2002, as compared to $57.7 million in the year ended December 31, 2001, an increase of $3.1 million or 5.4%. This increase was primarily due to new program rights acquisitions at our television stations in the Sacramento, California and the Winston-Salem/Greensboro, North Carolina markets.

Depreciation and amortization. Depreciation and amortization was $43.6 million in the year ended December 31, 2002, as compared to $129.4 million in the year ended December 31, 2001, a decrease of $85.8 million or 66.3%. This decrease in depreciation and amortization expense was primarily due to our adoption on January 1, 2002 of the accounting standard SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives (FCC licenses) no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. See Note 4 to the consolidated financial statements. Depreciation expense was $41.1 million in the year ended December 31, 2002, as compared to $40.7 million in the year ended December 31, 2001, an increase of $0.4 million or 1.0%.

Corporate, general and administrative expenses. Corporate, general and administrative expenses were $19.7 million in the year ended December 31, 2002, as compared to $15.8 million in the year ended December 31, 2001, an increase of $3.9 million or 24.7%. This increase was primarily due to: (i) an increase of approximately $0.5 million in director and officer liability insurance premiums; (ii) an increase of approximately $1.8 million in incentive compensation expense, which was significantly lower in 2001 as a result of the adverse effect upon the our financial performance from the events of September 11th and the downturn in the U.S. economy; and (iii) an increase of approximately $1.0 million in certain professional fees.

Operating income. Operating income was $265.6 million in the year ended December 31, 2002, as compared to $115.4 million in the year ended December 31, 2001, an increase of $150.2 million or 130.2%. This net increase in operating income was due to the items discussed above.

Interest expense, net. Interest expense, net of interest income, was $73.4 million in the year ended December 31, 2002, as compared to $98.7 million in the year ended December 31, 2001, a decrease of $25.3 million or 25.6%. This decrease was primarily due to a lower outstanding debt balance in the year ended December 31, 2002 as compared to the same period in 2001. Our long-term debt balance as of December 31, 2002 was approximately $0.97 billion, as compared to approximately $1.16 billion as of December 31, 2001. Interest expense, net, included approximately $0.7 million of interest income in the year ended December 31, 2002 and approximately $0.6 million in the year ended December 31, 2001. See Note 6 to the consolidated financial statements. In connection with our adoption of SFAS 145 on July 1, 2002, we have reclassified certain amounts reported in prior periods that were previously reported as extraordinary items, net of related income taxes, as Interest expense, net, in the consolidated statements of income. Accordingly, we have reclassified approximately $0.9 million to Interest expense, net in the year ended December 31, 2001.

Interest Expense, net — Capital Trust. Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Capital Trust) was $15.0 million in the year ended December 31, 2002, as compared to $0.5 million in the year ended December 31, 2001. Interest expense, net — Capital Trust represents interest expense incurred by the Company on the $206.2 million of Subordinated Debentures issued by the Company. Interest paid by the Company to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of redeemable convertible preferred securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), the Company does not consolidate the accounts of the Capital Trust in its consolidated financial statements. The Company uses the equity method of accounting to record the parent company’s equity interest in the earnings of the Capital Trust and accordingly has included such earnings of $0.5 million and $0.02 million in Interest Expense, net — Capital Trust for the years ended December 31, 2002 and 2001, respectively. See Note 7 to the consolidated financial statements.

Other income, net. Other income, net, was $0.3 million in the year ended December 31, 2002, as compared to $48.8 million in the year ended December 31, 2001. Other income, net, recorded in the year ended December 31, 2002 represented a supplemental closing fee paid to us by Emmis in connection with the Phoenix/WMUR Swap transaction, which occurred in March 2001. Other income, net, recorded in the year ended December 31, 2001 represented a $72.6 million gain from the sale of the Phoenix Stations, which was partially offset by write-downs of $5.1 million and $18.8 million of the carrying value of our investments in Geocast and ProAct, respectively. See Note 3 to the consolidated financial statements.

Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was $3.3 million of loss in the year ended December 31, 2002, as compared to $6.5 million of loss in the year ended December 31, 2001, a decrease of $3.2 million or 49.2%. See Note 3 to the consolidated financial statements. This decrease was primarily due to the improved operating results of IBS. Our share in the financial results of IBS entities was a net loss of approximately $1.4 million in the year ended December 31, 2002, as compared to a net loss of approximately $5.8 million in the year ended December 31, 2001. Our share in the financial results of NBC/Hearst-Argyle Syndication, LLC was a net loss of approximately $1.9 million in the year ended December 31, 2002, as compared to a net loss of approximately $0.7 million in the year ended December 31, 2001. Our capital commitment to the investment in NBC/Hearst-Argyle Syndication, LLC is limited to $2.0 million.

Income taxes. Income tax expense was $66.2 million in the year ended December 31, 2002, as compared to $27.4 million in the year ended December 31, 2001, an increase of $38.8 million or 141.6%. This increase was primarily due to the increase in income attributable to the items described above and partially offset by a lower effective tax rate in the year ended December 31, 2002. The effective tax rate was 38.0% in the year ended December 31, 2002, as compared to 47.0% in the year ended December 31, 2001. This decrease in the effective tax rate was primarily attributable to our adoption of SFAS 142, which discontinues the amortization of goodwill and certain other intangible assets. See Notes 4 and 9 to the consolidated financial statements.

Net income. Net income was $108.0 million in the year ended December 31, 2002, as compared to $31.1 million in the year ended December 31, 2001, an increase of $76.9 million or 247.3%. This increase was due to the items discussed above, primarily (i) an increase of $150.2 million in Operating income and (ii) a decrease of $25.3 million in Interest expense, net; partially offset by (iii) an increase of $14.5 million in Interest expense, net — Capital Trust; (iv) a $48.5 million decrease in Other income, net; and (v) an increase of $38.8 million in Income taxes, in the year ended December 31, 2002, as compared to the year ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2003, the Company’s cash and cash equivalents balance was $71.5 million, as compared to $4.4 million as of December 31, 2002 and $3.3 million of December 31, 2001. The net increases in cash and cash equivalents of $67.1 million during 2003 and $1.1 million during 2002 were due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities

Net cash provided by operating activities was approximately $179.1 million, $205.5 million and $165.9 million in the years ended December 31, 2003, 2002 and 2001, respectively. The decrease of net cash provided by operating activities of $26.4 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to (i) the decrease in our revenues and net income, as discussed above under “Total revenues,” and “Net income”; (ii) the increase in depreciation expense; (iii) the increase in amortization of intangible assets; (iv) the decrease in deferred income tax expense; and (v) changes in working capital, primarily changes in accounts receivable, other assets, accounts payable and accrued liabilities and other liabilities (see “changes in operating assets and liabilities” in the accompanying consolidated statements of cash flows). The increase of net cash provided by operating activities of $39.6 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to (i) the increase in our revenues and net income, as discussed above under “Total revenues,” and “Net income”; (ii) the decrease in amortization of intangible assets; (iii) the increase in deferred income tax expense; (iv) the decrease in other income, net; and (v) changes in working capital, primarily changes in accounts receivable, other assets, accounts payable and accrued liabilities and other liabilities (see “changes in operating assets and liabilities” in the accompanying consolidated statements of cash flows).

Investing Activities

Net cash used in investing activities was approximately $25.5 million, $25.8 million and $72.9 million in the years ended December 31, 2003, 2002 and 2001, respectively. There was no significant change to the level of investing activity from 2002 to 2003, as in both years we invested approximately the same amount in property, plant and equipment. The decrease in net cash used in investing activities in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to the investments made during 2001 in connection with the business transactions discussed below.

In May 2001, we invested $6.0 million in IBS, bringing our total investment to $26.0 million for an equity interest in IBS. This equity investment was funded by net cash provided by operating activities and through our Credit Facility. See Notes 3 and 6 to the consolidated financial statements.

In August 2001, we contributed our production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a limited liability company formed by NBC Enterprises and us to produce and syndicate first-run broadcast and original-for-cable programming. See Note 3 to the consolidated financial statements.

On March 28, 2001, we exchanged our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM, and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix/WMUR Swap”). We sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160.0 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185.0 million, plus a working capital adjustment of $3.5 million and transaction expenses. The purchase price of WMUR-TV was funded through an intermediary by approximately (i) $160.0 million from Emmis and (ii) $28.5 million plus the cost of the transaction expenses from our Credit Facility. See Notes 3 and 6 to the consolidated financial statements.

On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc. we acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20.0 million (the “WBOY Acquisition”), plus a working capital adjustment of $0.7 million and transaction expenses. On December 13, 2001, we subsequently sold WBOY-TV for approximately $20.0 million plus a working capital adjustment of $0.8 million less transaction expenses. The original purchase price and the eventual sales proceeds were funded and repaid using our Credit Facility. See Notes 3 and 6 to the consolidated financial statements.

On January 23, 2004, we entered into an Asset Purchase Agreement with WMTW Broadcast Group, LLC to acquire WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for $37.5 million in cash. The transaction is conditioned on approval by the Federal Communications Commission and other customary closing conditions, and is expected to close in the second quarter of 2004. See Note 19 to the consolidated financial statements.

Investments in property, plant and equipment were $25.4 million, $25.9 million, and $32.3 million in the years ended December 31, 2003, 2002 and 2001, respectively, and were funded using our net cash provided by operating activities and through our Credit Facility. In the year ended December 31, 2003, we invested approximately (i) $3.8 million in digital conversions; (ii) $14.5 million in maintenance projects; and (iii) $7.1 million in special projects. In the year ended December 31, 2002, we invested approximately (i) $15.4 million in digital conversions; (ii) $5.4 million in maintenance projects; and (iii) $5.1 million in special projects. In the year ended December 31, 2001, we invested approximately (i) $18.6 million in digital conversions; (ii) $9.9 million in maintenance projects; and (iii) $3.8 million in special projects. For the year ending December 31, 2004, we expect to invest approximately $40.0 million in property, plant and equipment, including approximately (i) $4.0 million in digital projects; (ii) $25.0 million in maintenance projects; and (iii) $11.0 million in special projects. Since 1997 through December 31, 2003, we have invested approximately $60.0 million in capital expenditures related to digital conversions, as mandated by the Federal Communications Commission (“FCC”).

Financing Activities

Net cash used in financing activities was approximately $86.4 million, $178.5 million, and $95.5 million in the years ended December 31, 2003, 2002 and 2001, respectively. We used cash provided by operating activities to pay off the entire remaining balance on our Credit Facility of $91.0 million in the year ended December 31, 2003 and to pay down $184.0 million in the year ended December 31, 2002. In addition, our cash and cash equivalents balance increased from $4.4 million as of December 31, 2002 to $71.5 million as of December 31, 2003, reflecting a net accumulation of cash of $67.1 million in the year ended December 31, 2003.

The decrease in net cash used in financing activities of $92.1 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to (i) a decrease in net pay-downs to the Credit Facility, from net cash provided by operating activities, of $93.0 million in 2003 as compared to 2002, since the Credit Facility was fully paid off by September 2003; and (ii) the fact that in 2002 we used cash of $2.6 million to repay the Senior Subordinated Notes. This decrease in net cash used in financing activities was partially offset by a decrease in proceeds from stock option exercises of approximately $4.0 million in 2003 as compared to 2002.

The increase in net cash used in financing activities of $83.0 million in the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily due to (i) the fact that in 2001 we received net proceeds of $194.8 million in connection with the private placement of redeemable convertible preferred securities by our wholly-owned unconsolidated subsidiary trust (the Capital Trust) (see Note 7 to the consolidated financial statements) and (ii) the repayment of Senior Subordinated Notes of $2.6 million in 2002. This increase in net cash used in financing activities was partially offset by (i) a decrease in net pay-downs to the Credit Facility, from net cash provided by operating activities, of $87.0 million in 2002 as compared to 2001; (ii) an increase in proceeds from stock option exercises of $7.9 million in 2002 as compared to 2001; and (iii) the fact that in 2001 we used net cash of $4.1 million and $15.4 million for Series A Common Stock repurchases and repayments on our Senior Notes, respectively.

Long-term debt outstanding as of December 31, 2003 and 2002, and the net decreases to long-term debt in the year ended December 31, 2003 were as follows (in thousands):

	Credit Facility	Senior Notes	Private Placement Debt	Capital Lease Obligations	Total
Balance 12/31/02	$ 91,000	$432,110	$450,000	$ 268	$973,378
Increases:
New capital leases	—	—	—	229	229
Decreases:
Net pay-down with cash flow from operating activities	(91,000)	—	—	—	(91,000)
Reclassification to current portion	—	—	—	(198)	(198)

Balance 12/31/03	$ —	$432,110	$450,000	$ 299	$882,409

The Note payable to Capital Trust balance outstanding as of December 31, 2003 and 2002 was $206.2 million. There was no activity related to the Note payable to Capital Trust during 2003.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to our credit ratings or stock price. We are in compliance with all such covenants and restrictions as of December 31, 2003. As of December 31, 2003, our long-term debt obligations, excluding capital lease obligations and excluding our Note Payable to our wholly-owned unconsolidated subsidiary trust, as discussed below, were approximately $882.1 million, all of which mature after 2005. See Note 6 to the consolidated financial statements. All of our long-term debt obligations as of December 31, 2003, exclusive of capital lease obligations, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of December 31, 2003. Such credit ratings are considered to be investment grade.

On April 12, 1999, we retired our existing $1 billion revolving credit facility and replaced it with two new revolving credit facilities (the “New Credit Facilities”) with a consortium of banks led by JP Morgan Chase Bank, Bank of New York, Toronto Dominion and Bank of Montreal. The New Credit Facilities were structured as a $1 billion revolver (the “$1 Billion Facility”) and a $250 million revolver/term loan (the “$250 Million Facility”). We elected to cancel the $250 Million Facility on April 10, 2000. On August 15, 2001, we exercised our contractual right to reduce the lender commitments of the $1 Billion Facility to $750 million (hereafter, the “Credit Facility”). On December 24, 2003, we again exercised our contractual right and further reduced the lender commitments to $500 million. The Credit Facility, which had been fully paid off as of September 30, 2003, leaving no remaining balance due as of December 31, 2003, and had an outstanding balance of $91.0 million as of December 31, 2002 will mature on April 12, 2004. We intend to enter into a new credit facility and are currently evaluating proposals.

On December 20, 2001, our wholly-owned unconsolidated subsidiary trust (the Capital Trust) completed a $200.0 million private placement with institutional investors. The parent company, Hearst-Argyle Television, Inc., then issued subordinated debentures of $206.2 million (the “Subordinated Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. The Subordinated Debentures are presented as Note payable to Capital Trust in our consolidated balance sheets. See Note 7 to the consolidated financial statements. See “New Accounting Pronouncements” below for discussion of de-consolidation of the Capital Trust, pursuant to FIN 46(R). We paid the Capital Trust’s issuance costs of $5.2 million, resulting in net proceeds to us of $194.8 million. We utilized the net proceeds to reduce outstanding borrowings under our Credit Facility.

During 2001, we repaid (i) $1.3 million of our 7.0% Senior Notes due January 15, 2018, at a discounted price of $1.1 million, and (ii) $15.9 million of our 7.5% Senior Notes due November 15, 2027, at a discounted price of $14.3 million. These repayments were funded by the Credit Facility. We wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $0.9 million, before income tax expense, which was reclassified as a reduction to Interest expense, net, in the accompanying consolidated statement of income for the year ended December 31, 2001, in accordance with SFAS 145.

On July 29, 2002, a holder of our Series A Preferred Stock, exercised the right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of Series A Common Stock. On February 27, 2003, a holder of our Series A Preferred Stock, exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock. As of December 31, 2003, we had 7,381 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The remaining shares of Series A Preferred Stock shall be redeemed as follows: 1,600 shares on January 1, 2004; and 5,781 shares on January 1, 2005. The remaining shares of Series B Preferred Stock shall be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005.

On July 31, 2002, we redeemed the remaining outstanding Senior Subordinated Notes in the principal amount of approximately $2.6 million. The Senior Subordinated Notes were due in 2005 and bore interest at 9.75% semi-annually. In connection with the redemption, we paid a premium of approximately $84,000, which has been included in Interest expense, net, in the accompanying consolidated statements of income in the year ended December 31, 2002. The redemption was funded using net cash provided by operating activities.

On December 3, 2003, our Board of Directors declared a cash dividend for the fourth quarter of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. Included in this amount was $3.6 million payable to Hearst (see Note 14 to the consolidated financial statements). The dividend was paid on January 15, 2004 to all shareholders of record as of January 5, 2004. We did not declare or pay any dividends on Common Stock in 2002 and 2001. Our Credit Facility limits our ability to pay dividends under certain conditions. See Note 10 to the consolidated financial statements.

Between May 1998 and December 31, 2003, we have spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24. In May 1998, our Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Contractual Obligations

The following table summarizes our future cash obligations as of December 31, 2003 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts, Note payable to Capital Trust, and redemptions of shares of Series A and B Preferred Stock (including dividends):

	2004	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Long-term debt(1)	$ —	$ 188	$ 90,047	$215,048	$ 90,016	$487,110	$ 882,409
Net non-cancelable operating lease obligations	4,014	3,840	3,219	2,703	2,452	4,720	20,948
Program rights	68,428	58,612	51,312	41,222	23,029	9,218	251,821
Employee talent contracts	59,506	37,056	16,506	5,145	1,771	166	120,150
Note payable to Capital Trust	—	—	—	—	—	206,186	206,186
Preferred Stock redemptions(2)	8,135	11,253	—	—	—	—	19,388

	$140,083	$110,949	$161,084	$264,118	$117,268	$707,400	$1,500,902

(1)	Includes capital lease obligations
(2)	Includes dividend payments

The above table does not include cash requirements for the payment of any dividends that our Board of Directors may decide to declare in the future on our Series A and Series B Common Stock. See Note 10 to the consolidated financial statements.

We anticipate that our primary sources of cash, which include current cash balances, net cash provided by operating activities, and amounts available under the existing Credit Facility, will be sufficient to finance the operating and working capital requirements of our stations, our debt service requirements, anticipated capital expenditures, dividend payments, and other of our obligations for both the next 12 months and the foreseeable future thereafter. We intend to enter into a new credit facility and are currently evaluating proposals.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. The forward-looking statements contained in this report, concerning, among other things, trends involving net revenues, cash flow and operating expenses, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from: federal governmental regulation of broadcasting; competition in the broadcast television markets we serve; our ability to obtain quality programming for our television stations; successful integration of television stations we acquire; pricing fluctuations in local and national advertising; changes in national and regional economies; our ability to service and refinance our outstanding debt; local regulatory actions and conditions in the areas in which our stations operate; and volatility in programming costs, industry consolidation, technological developments, and major world news events. Other matters we discuss in this report, or in the documents we incorporate by reference into this report, may also cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since we are not currently involved in any derivative financial instruments, SFAS 149 had no effect upon our financial statements in the year ended December 31, 2003. However, we may consider certain derivative strategies in the future.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have determined that SFAS 150 does not affect the classification or measurement of any of our financial instruments.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132(R)”). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, we adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which becomes effective for us for fiscal years ending after June 15, 2004 or December 31, 2004.

In December 2003, the FASB issued FIN 46(R), which served to clarify the guidance in Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and provided additional guidance surrounding the application of FIN 46. FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of an entity control the entity by virtue of voting rights. FIN 46(R) provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 established standards for determining the circumstances under which an entity (defined as a variable interest entity) should be consolidated based upon an evaluation of financial interests and other arrangements rather than voting control. FIN 46 also requires disclosure about any variable interest entities that we are not required to consolidate, but in which we have a significant variable interest. Application of FIN 46(R) is required for companies that have interests in those entities that are considered to be special-purpose entities, beginning in periods ending after December 15, 2003, and application is required for interests in all other types of entities beginning in periods ending after March 15, 2004.

We adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to our wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust (hereafter the “Capital Trust”), which is considered to be a special-purpose entity. The adoption of FIN 46(R) required us to de-consolidate the Capital Trust in our financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, we adjusted the presentation in our consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Note payable to Capital Trust”; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under “Investments” (see Note 3 to the consolidated financial statements); and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under “Note payable to Capital Trust,” bringing the total “Note payable to Capital Trust” to $206.2 million (see Note 7 to the consolidated financial statements). Once the redeemable convertible preferred securities have been redeemed or reached maturity, our investment in the Capital Trust of $6.2 million will be offset by our long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to our consolidated income statement. In addition, we adjusted the presentation in our consolidated income statements in all periods presented to reclassify the amounts previously recorded as “Dividends on redeemable convertible preferred securities” to “Interest expense, net - Capital Trust.” These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. With respect to any other entities, such as our Managed Stations, which could potentially be affected by FIN 46(R) and for which the application date of FIN 46(R) is the end of the first quarter of 2004, we are currently evaluating the impact, if any. Although we do not believe the full adoption of FIN 46(R) will have a material impact on our net income, we cannot make any definitive determination until we complete our evaluation.

In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS 106 and in providing disclosures related to the plan required by SFAS 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS 106 - and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. We are currently evaluating the effects of the Medicare Prescription Drug Act on our other postretirement benefit plan and its participants, and have elected the one-time deferral. Our accumulated post-retirement benefit obligation and net post-retirement benefit cost for 2003 does not reflect the effects of the Medicare Prescription Drug Act. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, it could result in a change to previously reported information.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

Our long-term debt obligations as of December 31, 2003 are at fixed interest rates and therefore are not sensitive to fluctuations in interest rates. See Notes 2 and 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2003 and 2002 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2003. See Note 17 to the consolidated financial statements.

	December 31, 2003								December 31, 2002
	Expected Maturity
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Carrying Value	Fair Value
	(In thousands)
Long-term debt:
Variable rate:
Credit Facility	—	—	—	—	—	—	$ —	$ —	$ 91,000	$ 91,025
Fixed rate:
Senior Notes	—	—	—	$125,000	—	$307,110	$432,110	$483,722	$432,110	$435,835
Private Placement Debt	—	—	$90,000	$ 90,000	$ 90,000	$180,000	$450,000	$511,989	$450,000	$461,861
Note payable to Capital Trust	—	—	—	—	—	$206,186	$206,186	$239,529	$206,186	$213,618

Our annualized weighted average interest rate for variable-rate long-term debt outstanding for the years ended December 31, 2003 and 2002 is 3.8% and 4.1%, respectively. The annualized weighted average interest rate for fixed-rate long-term debt outstanding is 7.2% for the years ended December 31, 2003 and 2002. See Note 6 to the consolidated financial statements. The Note payable to Capital Trust carries a fixed interest rate of 7.5%. See Note 7 to the consolidated financial statements.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2003, we were in compliance with all such covenants and restrictions.

The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in us becomes less than 35% of the total equity, and Hearst and such affiliates no longer have the right to elect a majority of the members of our Board of Directors.

Our Credit Facility is sensitive to interest rates. As of December 31, 2003, we are not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP

New York, New York March 9, 2004

HEARST-ARGYLE TELEVISION, INC.

Consolidated Balance Sheets

	December 31, 2003	December 31, 2002
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$ 71,528	$ 4,442
Accounts receivable, net of allowance for doubtful accounts of $4,109 and $4,702 in 2003 and 2002, respectively	147,455	143,347
Program and barter rights	54,725	58,510
Deferred income taxes	5,178	2,873
Other	5,786	7,024

Total current assets	284,672	216,196
Property, plant and equipment:
Land, building and improvements	146,219	144,597
Broadcasting equipment	320,846	321,650
Office furniture, equipment and other	32,901	36,419
Construction in progress	6,253	6,600

	506,219	509,266
Less accumulated depreciation	(217, 929)	(199,128)

Property, plant and equipment, net	288,290	310,138

Intangible assets, net	2,412,071	2,421,601
Goodwill, net	732,217	732,217

Total intangible assets and goodwill, net	3,144,288	3,153,818

Other assets:
Deferred financing costs, net of accumulated amortization of $20,677 and $17,767 in 2003 and 2002, respectively	14,592	17,306
Investments	34,059	33,111
Program and barter rights, noncurrent	2,562	6,096
Other	30,624	32,446

Total other assets	81,837	88,959

Total assets	$3,799,087	$3,769,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 9,834	$ 14,085
Accrued liabilities	50,833	54,127
Program and barter rights payable	55,741	57,672
Payable to The Hearst Corporation	5,925	533
Other	8,085	6,233

Total current liabilities	130,418	132,650

Program and barter rights payable, noncurrent	4,141	8,723
Long-term debt	882,409	973,378
Note payable to Capital Trust	206,186	206,186
Deferred income taxes	882,098	844,781
Other liabilities	21,453	24,131

Total noncurrent liabilities	1,996,287	2,057,199

Commitments and contingencies
Stockholders’ equity:
Series A preferred stock, 10,938 shares issued at December 31, 2003 and 2002, respectively, and 7,381 and 9,281 shares outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation preference of $7,381)	1	1
Series B preferred stock, 10,938 shares issued and outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation preference of $10,938)	1	1
Series A common stock, par value $.01 per share, 200,000,000 shares authorized at December 31, 2003 and 2002, respectively and 54,665,011 and 54,262,791 shares issued and outstanding at December 31, 2003 and 2002, respectively	547	543
Series B common stock, par value $.01 per share, 100,000,000 shares authorized at December 31, 2003 and 2002, respectively and 41,298,648 shares issued and outstanding at December 31, 2003 and 2002, respectively	413	413
Additional paid-in capital	1,287,831	1,281,288
Retained earnings	469,537	382,093
Accumulated other comprehensive (loss), net of tax benefit of $3,471 and $2,919 in 2003 and 2002, respectively	(5,249)	(4,378)
Treasury stock, at cost, 3,197,152 shares of Series A common stock at December 31, 2003 and 2002, respectively	(80,699)	(80,699)

Total stockholders’ equity	1,672,382	1,579,262

Total liabilities and stockholders’ equity	$3,799,087	$3,769,111

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Income

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Total revenues	$686,775	$721,311	$641,876

Station operating expenses:
Salaries, benefits and other operating costs	330,519	331,643	323,520
Amortization of program rights	62,845	60,821	57,676
Depreciation and amortization	55,467	43,566	129,420
Corporate, general and administrative expenses	19,122	19,650	15,817

Operating income	218,822	265,631	115,443

Interest expense, net	68,215	73,443	98,725
Interest expense, net — Capital Trust	15,000	15,000	500
Other income, net	—	299	48,778
Equity in income (loss) of affiliates	923	(3,269)	(6,461)

Income before income taxes	136,530	174,218	58,535

Income taxes	42,309	66,201	27,448

Net income	94,221	108,017	31,087

Less preferred stock dividends	(1,211)	(1,377)	(1,422)

Income applicable to common stockholders	$ 93,010	$106,640	$ 29,665

Income per common share—basic:	$ 1.00	$ 1.16	$ 0.32

Number of common shares used in the calculation	92,575	92,148	91,809

Income per common share—diluted:	$ 1.00	$ 1.15	$ 0.32

Number of common shares used in the calculation	92,990	92,550	92,000

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Stockholders’ Equity

	Series A	Series B	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
	(In thousands, except share data)

Balances—January 1, 2001	$536	$413	$ 2	$1,274,257	$245,788	$ —	$(76,620)	$1,444,376
Net income	—	—	—	—	31,087	—	—	31,087
Issuance costs—Capital Trust	—	—	—	(5,175)	—	—	—	(5,175)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,422)	—	—	(1,422)
Employee stock purchase plan proceeds	1	—	—	1,639	—	—	—	1,640
Stock options exercised	—	—	—	112	—	—	—	112
Tax benefit from stock plans	—	—	—	75	—	—	—	75
Treasury stock purchased— Series A Common Stock (200,037 shares)	—	—	—	—	—	—	(4,079)	(4,079)

Balances—December 31, 2001	537	413	2	1,270,908	275,453	—	(80,699)	1,466,614
Net income	—	—	—	—	108,017	—	—	108,017
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,377)	—	—	(1,377)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,588	—	—	—	1,589
Stock options exercised	4	—	—	8,038	—	—	—	8,042
Tax benefit from stock plans	—	—	—	755	—	—	—	755
Additional minimum pension liability, net of tax benefit of $2,919	—	—	—	—	—	(4,378)	—	(4,378)

Balances—December 31, 2002	543	413	2	1,281,288	382,093	(4,378)	(80,699)	1,579,262
Net income	—	—	—	—	94,221	—	—	94,221
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,211)	—	—	(1,211)
Dividends on common stock ($0.06 per share)	—	—	—	—	(5,566)	—	—	(5,566)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,876	—	—	—	1,877
Stock options exercised	2	—	—	4,148	—	—	—	4,150
Tax benefit from stock plans	—	—	—	520	—	—	—	520
Additional minimum pension liability, net of tax benefit of $552.	—	—	—	—	—	(871)	—	(871)

Balances—December 31, 2003	$547	$413	$ 2	$1,287,831	$469,537	$(5,249)	$(80,699)	$1,672,382

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Operating Activities
Net income	$ 94,221	$108,017	$ 31,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,937	41,107	40,727
Amortization of intangible assets	9,530	2,459	88,693
Amortization of deferred financing costs	2,910	2,953	2,938
Amortization of program rights	62,845	60,821	57,676
Program payments	(62,039)	(59,870)	(57,385)
Deferred income taxes	35,565	51,733	12,921
Equity in (income) loss of affiliates	(923)	3,269	6,461
Provision for doubtful accounts	298	3,864	5,702
Loss on disposal of fixed assets	86	2,318	—
Gain on early retirement of debt	—	—	(873)
Other (income), net	—	—	(48,778)
Changes in operating assets and liabilities:
Accounts receivable	(2,074)	(5,065)	18,874
Other assets	3,044	(1,851)	578
Accounts payable and accrued liabilities	(7,873)	(12)	4,649
Other liabilities	(2,452)	(4,291)	2,583

Net cash provided by operating activities	179,075	205,452	165,853

Investing Activities
Purchases of property, plant and equipment:
Digital	(3,776)	(15,410)	(18,658)
Maintenance	(14,490)	(5,371)	(9,862)
Special projects/towers	(7,126)	(5,139)	(3,811)
Phoenix/WMUR-TV Swap Transaction	—	—	(34,019)
Acquisition of WBOY-TV	—	—	(20,774)
Disposition of WBOY-TV	—	—	20,765
Investment in Internet Broadcasting Systems, Inc.	—	—	(6,028)
Investment in NBC/Hearst-Argyle Syndication, LLC	—	—	(134)
Other, net	(149)	102	(396)

Net cash used in investing activities	(25,541)	(25,818)	(72,917)

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Financing Activities
Credit Facility:
Proceeds from issuance of long-term debt	$ 224,150	$ 367,000	$ 686,000
Repayment of long-term debt	(315,150)	(551,000)	(957,000)
Dividends paid on preferred stock	(1,211)	(1,377)	(1,422)
Issuance of Note payable to Capital Trust, net	—	—	200,000
Series A Common Stock repurchases	—	—	(4,079)
Repayment of Senior Notes	—	—	(15,432)
Repayment of Senior Subordinated Notes	—	(2,596)	—
Principal payments on capital lease obligations	(154)	(110)	(100)
Proceeds from employee stock purchase plan	1,877	1,589	1,640
Proceeds from stock option exercises	4,040	8,042	112
Financing costs and other	—	—	(5,175)

Net cash used in financing activities	(86,448)	(178,452)	(95,456)

Increase (decrease) in cash and cash equivalents	67,086	1,182	(2,520)
Cash and cash equivalents at beginning of period	4,442	3,260	5,780

Cash and cash equivalents at end of period	$ 71,528	$ 4,442	$ 3,260

Supplemental Cash Flow Information:

Businesses acquired in purchase transactions:

Phoenix/WMUR-TV Swap:
Fair market value of assets acquired, net			$ 225,971
Fair market value of liabilities assumed, net			(35,300)
Fair market value of assets exchanged, net			(188,383)
Fair market value of liabilities exchanged, net			31,731

Net cash paid for swap			$ 34,019
Acquisition of WBOY-TV:
Fair market value of assets acquired, net			$ 21,298
Fair market value of liabilities assumed, net			(524)

Net cash paid for WBOY-TV			$ 20,774
Cash paid during the year for:
Interest	$ 65,829	$ 71,313	$ 98,028

Interest on Note payable to Capital Trust	$ 15,000	$ 15,500	$ —

Taxes, net of refunds	$ 5,082	$ 18,404	$ 5,015

Non-cash investing and financing activities:
Capital lease obligations entered into during the period	$ 229	$ —	$ —

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) owns and operates 24 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (NBC), eleven of the stations are affiliates of the American Broadcasting Companies (ABC), two of the stations are affiliates of Columbia Broadcasting Systems (CBS) and one station is affiliated with Time Warner, Inc.’s Warner Brothers Television Network (WB). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”). Based upon regular assessments of the Company’s operations, performed by key management, the Company has determined that its material reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company’s operations are substantially similar and have therefore been aggregated as one reportable segment.

2. Summary of Accounting Policies and Use of Estimates

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for the Company’s wholly-owned subsidiary trust which was required to be de-consolidated upon adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The Company adopted FIN 46(R) as of December 31, 2003. See “Reclassifications” and “New Accounting Pronouncements” below. With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation.

Cash and Cash Equivalents

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

Accounts Receivable

The Company extends credit based upon its evaluation of a customer’s credit worthiness and financial condition. For certain advertisers, the Company does not extend credit and requires cash payment in advance. The Company monitors the collection of receivables and maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

Program Rights

Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis and such amounts are not discounted. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying consolidated statements of income. Such reductions in unamortized costs for the years ended December 31, 2003, 2002 and 2001 were not material. Costs of first-run programming are amortized over the license period of the program, which is generally one year. Costs of off-network syndicated products, feature films and cartoons are amortized on the future number of showings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms, respectively.

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenues are included in total revenues on the consolidated statements of income and were approximately $27.8 million, $28.4 million and $29.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, trade revenues represented less than 20% in each of the years. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the consolidated statements of income and were approximately $27.7 million, $28.1 million and $29.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of these amounts, trade expense represented less than 15% in each of the years.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings—40 years; towers and transmitters—15 to 20 years; other broadcasting equipment—five to eight years; office furniture, computers, equipment and other—three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable utilizing related undiscounted cash flows, a write-down of the asset would be recorded through a charge to operations. The Company has followed this policy for determining and measuring impairment of property and equipment both prior and subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Management also reviews the continuing appropriateness of the useful lives assigned to property, plant and equipment. Prospective adjustments to such lives are made when warranted.

Intangible Assets

Intangible assets are recorded at cost and include FCC licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead performs a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with the adoption of SFAS 142, amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $82.7 million annually. See Note 4. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2002 and 2003, the Company completed an impairment review and found no impairment to the carrying value of goodwill or FCC licenses. Had the Company used different assumptions in developing its estimates, the Company’s reported results may have varied. The Company considers the assumptions used in its estimates to be reasonable. The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, the Company determined the remaining useful life of its network affiliation intangible assets to be approximately 28.5 years and the remaining useful life of its advertiser client base intangible asset to be approximately 19 years. The Company amortizes favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS 144, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Investments

The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company’s equity interest is from 20% to 50%, and under the cost method if the Company’s equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. In addition, the Company has a wholly-owned unconsolidated subsidiary trust which is accounted for under the equity method. See Note 7. The Company evaluates its investments to determine if an impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

The Company’s primary source of revenue is television advertising. Other sources include network compensation and other revenues. Advertising revenues and network compensation together represented approximately 97% of the Company’s total revenues in each of the years ended December 2003, 2002 and 2001.
•	Advertising Revenues. Advertising revenues are recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenues are included in advertising revenues and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” above.
•	Network Compensation. Eleven of the Company’s stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when the Company’s station broadcasts specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to the Company’s stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.
•	Other Revenues. The Company generates revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”) (see Note 14); (ii) services revenue from Lifetime Entertainment Services (see Note 14); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company’s towers; and (v) other miscellaneous revenues, such as licenses and royalties.

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

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company’s stock option plan, the conversion of the Company’s Preferred Stock (see Note 11), or the conversion of the Redeemable Convertible Preferred Securities held by the Company’s wholly-owned unconsolidated subsidiary trust (see Note 7). All per share amounts included in the notes are the same for basic and diluted earnings per share unless otherwise noted. See Note 8.

Off-Balance Sheet Financings and Liabilities

Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2003, and employment contracts for key employees, all of which are disclosed in Note 15, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust (see “Reclassifications” and “New Accounting Pronouncements” below), the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

When allocating the purchase price in a purchase transaction to the acquired assets (tangible and intangible) and assumed liabilities, it is necessary to develop estimates of fair value. The Company utilizes the services of an independent valuation consulting firm for the purpose of estimating required fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the economic benefits that the FCC license brings to its holder. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.

Stock-Based Compensation

The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion (“APB”) No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). Under SFAS 123, options are valued at their date of grant and then expensed over their vesting period. See Note 12.

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Reported net income	$ 94,221	$108,017	$ 31,087
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(7,696)	(5,981)	(4,108)

Pro forma net income	$ 86,525	$102,036	$ 26,979

Pro forma net income applicable to common stockholders	$ 85,314	$100,659	$ 25,557

Earnings per share:
Basic—as reported	$ 1.00	$ 1.16	$ 0.32
Basic—pro forma	$ 0.92	$ 1.09	$ 0.28

Diluted—as reported	$ 1.00	$ 1.15	$ 0.32
Diluted—pro forma	$ 0.92	$ 1.09	$ 0.28

The Company accounts for the income tax benefit resulting from the deduction triggered by the exercise of employee stock options as a credit to stockholders’ equity (additional paid-in capital) on the consolidated balance sheets and consolidated statements of stockholders’ equity. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Non-Qualified Employee Stock Option, the Company classifies the reduction of income taxes payable, as a result of the deduction triggered by the exercise of employee stock options, as an increase in operating cash flow on the consolidated statements of cash flows.

Use of Estimates

The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets;

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments. Actual results could differ from those estimates.

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2003 presentation. Most significantly, in connection with the Company’s adoption of FIN 46(R), the Company has de-consolidated its wholly-owned subsidiary trust in all periods presented. See “New Accounting Pronouncements” below. In addition, in December 2003, the Company reclassified $66.9 million of its net goodwill balance to a separately identified intangible asset, advertiser client base. Accordingly, for comparability, the Company has made this reclassification in all periods presented. With respect to the reclassification of the advertiser client base, the Company resumed amortization and recorded a catch-up to amortization expense of $7.1 million in the fourth quarter of 2003, bringing the net book value of the advertiser client base to approximately $59.8 million as of December 31, 2003. See Note 4.

New Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances, and for hedging relationships designated after June 30, 2003. In addition, except in those certain instances, all provisions of SFAS 149 should be applied prospectively. Since the Company was not involved in any derivative financial instruments, SFAS 149 had no effect upon the Company’s consolidated financial statements in the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that SFAS 150 does not affect the classification or measurement of any of its financial instruments.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132(R)”). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which becomes effective for the Company for fiscal years ending after June 15, 2004 or December 31, 2004.

In December 2003, the FASB issued FIN 46(R), which served to clarify the guidance in Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and provided additional guidance surrounding the application of FIN 46. FIN 46 establishes consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of an entity control the entity by virtue of voting rights. FIN 46(R) provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 established standards for determining the circumstances under which an entity (defined as a variable interest entity) should be consolidated based upon an evaluation of financial interests and other arrangements rather than voting control. FIN 46 also requires disclosure about any variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. Application of FIN 46(R) is required for companies that have interests in those entities that are considered to be special-purpose entities, beginning in periods ending after December 15, 2003, and application is required for interests in all other types of entities beginning in periods ending after March 15, 2004.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The Company adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to its wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust (hereafter the “Capital Trust”), which is considered to be a special-purpose entity. The adoption of FIN 46(R) required the Company to de-consolidate the Capital Trust in its financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, the Company adjusted the presentation in its consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Note payable to Capital Trust”; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under “Investments” (see Note 3); and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under “Note payable to Capital Trust,” bringing the total “Note payable to Capital Trust” to $206.2 million (see Note 7). Once the redeemable convertible preferred securities have been redeemed or reached maturity, the investment in the Capital Trust of $6.2 million will be offset by the long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to the Company’s consolidated income statement. In addition, the Company adjusted the presentation in our consolidated income statements in all periods presented to reclassify the amounts previously recorded as “Dividends on redeemable convertible preferred securities” to “Interest expense, net — Capital Trust.” These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. With respect to any other entities, such as the Company’s Managed Stations, which could potentially be affected by FIN 46(R) and for which the application date of FIN 46(R) is the end of the first quarter of 2004, the Company is currently evaluating the impact, if any. Although the Company does not believe the full adoption of FIN 46(R) will have a material impact on its net income, the Company cannot make any definitive determination until it has completed its evaluation.

In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS 106 and in providing disclosures related to the plan required by SFAS 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS 106 - and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. We are currently evaluating the effects of the Medicare Prescription Drug Act on our other postretirement benefit plan and its participants, and have elected the one-time deferral. The Company’s accumulated post-retirement benefit obligation and net post-retirement benefit cost for 2003 does not reflect the effects of the Medicare Prescription Drug Act. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, it could result in a change to previously reported information.

3. Acquisitions, Dispositions and Investments

Phoenix/WMUR Swap. On March 28, 2001, the Company exchanged its radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three-party swap (the “Phoenix/WMUR Swap”). The Company sold the Phoenix Stations to Emmis Communications Corporation (“Emmis”) for $160.0 million, less transaction expenses, and purchased WMUR-TV from WMUR-TV, Inc. for $185.0 million, plus a working capital adjustment of $3.5 million and transaction expenses. The acquisition of WMUR-TV was accounted for under the purchase method of accounting and accordingly, the purchase price and related transaction expenses were allocated to the acquired assets and liabilities based upon their fair market values. Prior to the Phoenix/WMUR Swap, Emmis had been managing the Phoenix Stations pursuant to a Time Brokerage Agreement (“TBA”) since August 1, 2000, and the Company had been managing WMUR-TV pursuant to a TBA since January 8, 2001 (effective January 1, 2001 for accounting purposes) until the acquisition on March 28, 2001. The purchase price of WMUR-TV was funded through an intermediary by approximately: (i) $160.0 million from Emmis, and (ii) $28.5 million plus the cost of the transaction expenses from the Company’s revolving credit facility. The Company realized a gain of $72.6 million on the sale of the Phoenix Stations which is recorded in Other income, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

WBOY-TV Acquisition and Disposition. On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., the Company acquired WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market for $20.0 million (the “WBOY Acquisition”) plus a working capital adjustment of $0.7 million and transaction expenses. The WBOY Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price and related transaction expenses have been allocated to the acquired assets and liabilities based upon their fair market values. The purchase price plus the cost of transaction expenses were funded using the Company’s revolving credit facility. The Company

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

later sold WBOY-TV on December 13, 2001 for $20.0 million plus a working capital adjustment of $0.8 million less transaction expenses.

Investment in Internet Broadcasting Systems, Inc. On December 2, 1999, the Company entered into a series of agreements with Internet Broadcasting Systems, Inc. (“IBS”) and invested $20 million in exchange for an equity interest in IBS. With IBS, the Company and other broadcasters have invested in the development and management of local news/information/entertainment websites. In May 2001, the Company invested an additional $6 million for a total investment of $26 million in IBS. The following provides a description of the key agreements, along with the associated accounting where appropriate:
•	Series B Preferred Stock Purchase Agreement. This agreement was entered into between IBS and a wholly-owned subsidiary of the Company, as well as other investors. Pursuant to this agreement, the Company initially invested $20 million in IBS. As of December 31, 2003, 2002 and 2001, the Company had an equivalent equity interest in IBS of approximately 24% in each year. Accordingly, this investment is accounted for using the equity method. The Company’s share in the results of IBS is included in Equity in income (loss) of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.
•	IBS/HATV LLC (Limited Liability Company) Agreement. This agreement was entered into by the Company and IBS to establish the IBS/HATV LLC, of which the Company owns 49.9% and IBS owns 50.1%. The IBS/HATV LLC is controlled and managed by IBS and is the parent company of 24 wholly-owned subsidiary limited liability companies established to own and operate the websites for each of the Company’s television stations. The term of the agreement is indefinite until an agreement is reached by the parties to terminate. Under this agreement, net losses incurred by the IBS/HATV LLC are allocated 100% to IBS. Net income is to be allocated in proportion to the ownership interests. Through September 30, 2002, the IBS/HATV LLC incurred net losses since its inception in December 1999. In the fourth quarter of 2002, the IBS/HATV LLC achieved profitability and the Company began to record its 49.9% share of net income using the equity method. The Company’s share in the results of the IBS/HATV LLC is included in Equity in income (loss) of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2003 and 2002.
•	Website Development and Operating Agreement. This agreement was entered into by the Company, IBS, and the IBS/HATV LLC. The initial term of the agreement is six years, with additional three-year renewal terms unless a party gives written notice of its intention not to renew. Under this agreement, IBS designs, develops and operates each of the Company’s stations’ websites owned by the wholly-owned subsidiary companies under the IBS/HATV LLC. The accounting for the activities under this agreement is included in the accounts and financial results of the IBS/HATV LLC.
•	Website License Agreement. This agreement was entered into by the Company, IBS, and the IBS/HATV LLC and runs co-terminous with the Website Development and Operating Agreement described above. Under this agreement, the Company has granted to IBS a non-exclusive license to use and display certain programming content and Company trademarks and logos on the each of the websites owned by the wholly-owned subsidiary companies under the IBS/HATV LLC.

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

Investment in ProAct Technologies Corporation. On March 22, 2000, the Company invested $25.0 million in ProAct Technologies Corporation (“ProAct”) for an equity interest in ProAct. ProAct is a provider of human resources and benefits management solutions for employers and health plans. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment’s realizable value. The write-down is included in Other income, net in the accompanying consolidated statement of income for the year ended December 31, 2001. The Company has received revenue from ProAct relating to advertising sales. See Note 14.

Investment in Geocast Network Systems, Inc. In February 2001, the Company wrote-off its remaining basis of $5.1 million of its total $10.0 million investment in Geocast Network systems, Inc. (“Geocast”) after Geocast’s Board of Directors declined various strategic alternatives and decided to liquidate the company. The write-down is included in Other income, net in the accompanying consolidated statement of income for the year ended December 31, 2001.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Investment in NBC/Hearst-Argyle Syndication, LLC. On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for using the equity method. The Company’s share in the results of NBC/Hearst-Argyle Syndication, LLC is included in Equity in income (loss) of affiliates in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001.

Investment in Capital Trust. On December 20, 2001, the Company purchased all of the Capital Trust’s common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. The Subordinated Debentures are presented as Note payable to Capital Trust in the Company’s consolidated balance sheets. The Capital Trust does not hold any other significant assets other than the $206.2 million in note receivable from the Company for the Subordinated Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, this investment is accounted for using the equity method. Since the only earnings attributable to this investment are the Company’s interest payments on the $6.2 million portion of the Subordinated Debentures, the Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures. See Note 7.

4. Goodwill and Intangible Assets

On January 1, 2002, the Company adopted SFAS 142, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The Company’s intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the Federal Communications Commission (“FCC”). SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

The Company completed its initial goodwill impairment review during the first quarter of 2002 and its annual goodwill impairment review during the fourth quarters of 2003 and 2002 using a fair value approach in accordance with SFAS 142 and found no impairment to the carrying value of the Company’s goodwill or FCC licenses. In 2002, the Company made an adjustment of approximately $0.4 million to the carrying value of goodwill to finalize certain purchase accounting adjustments.

The Company, as an FCC licensee, enjoys an expectancy of continued renewal of its licenses, so long as it continues to provide service in the public interest. The FCC has historically renewed the Company’s licenses in the ordinary course of business, without compelling challenge and at little cost to the Company. Furthermore, the Company believes that over-the-air broadcasting will continue as a video distribution mode for the foreseeable future. Therefore, the cash flows derived from the Company’s FCC licenses are expected to continue indefinitely and as such, and in accordance with SFAS 142, the life of the FCC license intangible asset is deemed to be indefinite.

In December 2003, the Company reversed a reclassification it had made in December 2001 related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base ($66.9 million) to goodwill in the consolidated balance sheet. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill. Accordingly, in December 2003, the Company reversed its previous reclassification made in December 2001 and therefore the classification of the advertiser client base has reverted to the Company’s balance sheet presentation prior to December 2001. Since the advertiser client base is considered to be an intangible asset with a determinable useful life under SFAS 142, it is required to be amortized over its estimated useful life. Accordingly, the Company resumed amortization and recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003, bringing the net book value of the advertiser client base to approximately $59.8 million as of December 31, 2003.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill as of December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,828	$62,938	$ 59,890	$122,828	$55,885	$ 66,943
Network affiliations	95,493	31,708	63,785	95,493	29,318	66,175
Favorable leases	723	495	228	723	408	315

Total intangible assets subject to amortization	$219,044	$95,141	123,903	$219,044	$85,611	133,433

Intangible assets not subject to amortization:
FCC licenses			2,288,168			2,288,168

Total intangible assets, net			$2,412,071			$2,421,601

Goodwill, net			$ 732,217			$ 732,217

The following table adjusts reported income applicable to common stockholders and earnings per share for the year ended December 31, 2001 (prior to the adoption date of SFAS 142) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

	Income applicable to common stockholders (In thousands)	Income per common share—basic and diluted
Year Ended December 31, 2001
As reported	$ 29,665	$0.32
Amortization of goodwill and certain other intangibles, net of tax effects	56,468	0.62

Adjusted	$ 86,133	$0.94

The Company’s amortization expense for definite-lived intangible assets was approximately $9.5 million in the year ended December 31, 2003. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)

2004	5,977
2005	5,971
2006	5,952
2007	5,941
2008	5,941

5. Accrued Liabilities

Accrued liabilities as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(In thousands)
Payroll, benefits and related costs	$14,092	$18,319
Accrued income taxes	12,128	10,984
Accrued interest	9,492	9,505
Accrued vacation	4,967	4,722
Accrued payables	2,544	2,838
Other taxes payable	1,081	1,299
Other accrued liabilities	6,529	6,460

Total accrued liabilities	$50,833	$54,127

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

6. Long-Term Debt

Long-term debt as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(In thousands)
Credit Facility	$ —	$ 91,000
Senior Notes	432,110	432,110
Private Placement Debt	450,000	450,000
Capital Lease Obligations	465	389

	882,575	973,499
Less current portion	(166)	(121)

Total long-term debt	$882,409	$973,378

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

On August 15, 2001, the Company exercised its contractual right to reduce the lender commitments of the $1 Billion Facility to $750 million (hereafter, the “Credit Facility”). On December 24, 2003, the Company again exercised its contractual right and further reduced the lender commitments to $500 million. The Credit Facility, which was fully repaid as of December 31, 2003 and had an outstanding balance of $91 million as of December 31 2002, will mature on April 12, 2004.

Outstanding principal balances under the Credit Facility bear interest at either, at the Company’s option, LIBOR or the alternate base rate (“ABR”), plus the “applicable margin”. The “applicable margin” for ABR loans is zero. The “applicable margin” for LIBOR loans varies between 0.75% and 1.25% depending on the ratio of the Company’s total debt to operating cash flow (“leverage ratio”). The ABR is the higher of (i) Chase’s prime rate; (ii) 1% plus the secondary market rate for three month certificates of deposit; or, (iii) 0.5% plus the rates on overnight federal funds transactions with members of the Federal Reserve System. The Company is required to pay an annual commitment fee based on the unused portion of the Credit Facility. The commitment fee ranges from 0.2% to 0.3%. For the years ended December 31, 2003, 2002 and 2001, the effective interest rate on borrowings from the Credit Facility outstanding during the year was 3.8%, 4.1% and 5.3%, respectively. The Credit Facility is a general unsecured obligation of the Company.

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

During 2001, the Company repaid (i) $1.3 million of its 7.0% Senior Notes due January 15, 2018, at a discounted price of $1.1 million, and (ii) $15.9 million of its 7.5% Senior Notes due November 15, 2027, at a discounted price of $14.3 million. These repayments were funded by the Credit Facility. The Company wrote-off the pro-rata share of deferred financing fees related to the Senior Notes which were repaid. The discounts from the repayments, net of the write-off of the deferred financing fees, resulted in a gain of approximately $0.9 million, before income tax expense, which was reclassified as Interest expense, net in the accompanying consolidated statement of income in the year ended December 31, 2001, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Private Placement Debt

In connection with its acquisition of KCRA-TV in Sacramento, California on January 1, 1999, the Company issued $450 million in senior notes to institutional investors (the “Private Placement Debt”). Of the $450 million principal amount, $340 million was issued on December 15, 1998 and $110 million was issued on January 14, 1999. The Private Placement Debt is a general unsecured obligation of the Company with a maturity of 12 years, an average life of 10 years, and an interest rate of 7.18% per annum. The Company used the proceeds from the Private Placement Debt to partially fund the acquisition of KCRA-TV. The Private Placement Debt matures in installments of $90 million per year beginning in 2006.

Capital Lease Obligations

The Company has capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. The Company had capital lease obligations of approximately $0.5 million and $0.4 million as of December 31, 2003 and 2002, respectively. The capital leases have terms which expire in various years through 2008.

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

Aggregate Maturities of Long-term Debt

Approximate aggregate annual maturities of long-term debt (including capital lease obligations) are as follows:

(In thousands)

2004	$ —
2005	188
2006	90,047
2007	215,048
2008	90,016
Thereafter	487,110

Total	$882,409

Debt Covenants and Restrictions

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage. However, such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2003.

The Credit Facility does provide, however, that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in the Company becomes less than 35% of the total equity of the Company and Hearst and such affiliates no longer have the right to elect a majority of the members of the Company’s Board of Directors.

Interest Rate Risk Management

The Company is not involved in any derivative financial instruments. However, the Company may consider certain interest rate risk strategies in the future. The Company may also consider in the future certain interest rate swap arrangements or debt-for-debt exchanges.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

Interest Expense, net

Interest expense, net for the years ended December 31, 2003, 2002 and 2001 consisted of the following:

	2003	2002	2001
	(In thousands)
Interest on borrowings:
Credit Facility	$ 2,572	$ 7,744	$ 32,765
Senior Notes	30,934	30,903	31,899
Private Placement Debt	32,310	32,310	32,310
Senior Subordinated Notes	—	232	253
Amortization of deferred financings costs and other	2,910	2,953	2,938

Total interest expense	68,726	74,142	100,165
Gain on early retirement of debt	—	—	(873)
Interest income	(511)	(699)	(567)

Total interest expense, net	$68,215	$73,443	$ 98,725

7. Note Payable to Capital Trust

On December 20, 2001, the Company’s wholly-owned unconsolidated subsidiary trust (the “Capital Trust”) completed a $200.0 million private placement with institutional investors. The parent company, Hearst-Argyle Television, Inc., then issued subordinated debentures of $206.2 million (the “Subordinated Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. The Subordinated Debentures are presented as Note payable to Capital Trust in the Company’s consolidated balance sheets. See Note 2 under “New Accounting Pronouncements” for a discussion of de-consolidation of the Capital Trust, pursuant to FIN 46(R). The Company paid the Capital Trust’s issuance costs of $5.2 million, resulting in net proceeds to the Company of $194.8 million. The Company utilized the net proceeds to reduce outstanding borrowings under the Credit Facility.

In connection with the private placement, the Capital Trust issued 1,400,000 shares of Series A Redeemable Convertible Preferred Securities due 2016 (liquidation preference $50 per redeemable convertible preferred security) for an aggregate of $70,000,000, and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities due 2021 (liquidation preference $50 per redeemable convertible preferred security) for an aggregate of $130,000,000, to institutional investors. (Hereafter, the Series A and the Series B Redeemable Convertible Preferred Securities are together referred to as the “Redeemable Convertible Preferred Securities.”) The investor group included Hearst Broadcasting, Inc., a wholly-owned subsidiary of Hearst. Hearst Broadcasting, Inc. purchased an aggregate of 300,000 shares of the Series A Redeemable Convertible Preferred Securities and an aggregate of 500,000 shares of the Series B Redeemable Convertible Preferred Securities for a total of $40 million, or 20% of the Redeemable Convertible Preferred Securities. Hearst-Argyle Television, Inc., the parent company of the Capital Trust, has made a full and unconditional guarantee of the Capital Trust’s payments on the Redeemable Convertible Preferred Securities. See Note 15.

As part of the transaction, the Company issued and sold to the Capital Trust, in exchange for the proceeds from the sale of the Redeemable Convertible Preferred Securities, $72,164,960 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series A, due 2016 (the “Series A Subordinated Debentures”) and $134,020,640 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series B, due 2021 (the “Series B Subordinated Debentures”). (Hereafter, the Series A and the Series B Subordinated Debentures are together referred to as the “Subordinated Debentures.”)The Subordinated Debentures issued to the Capital Trust by the parent company, Hearst-Argyle Television, Inc., in the combined aggregate principal amount of $206,185,600 were issued in exchange for (i) the receipt of the proceeds of $200.0 million from the issuance of the Redeemable Convertible Preferred Securities; and (ii) $6,185,600 which was owed by the parent company to the Capital Trust for its purchase of $6,185,600 of the Capital Trust’s common stock, as part of the initial capitalization of the Capital Trust (see Note 3).

The Redeemable Convertible Preferred Securities issued by the Capital Trust are effectively convertible, at the option of the holder at any time, into shares of the Company’s Series A Common Stock, par value $.0l per share through an exchange of such Redeemable Convertible Preferred Securities for a portion of the Subordinated Debentures of the corresponding series held by the Capital Trust. The conversion terms are identical for all holders of the Redeemable Convertible Preferred Securities, including Hearst. The Series A Subordinated Debentures are convertible into the Company’s Common Stock at an initial rate of 2.005133 shares of the Company’s Common Stock per $50 principal amount of Series A Subordinated Debentures (equivalent to a conversion price of $24.9360 per share of the Company’s Common Stock) and the Series B Subordinated Debentures are convertible into the Company’s Common Stock at an initial rate of 1.972262 shares of the Company’s Common Stock per $50

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

principal amount of Series B Subordinated Debentures (equivalent to a conversion price of $25.3516 per share of the Company’s Common Stock). When the Subordinated Debentures are repaid or redeemed, the same amount of Redeemable Convertible Preferred Securities will simultaneously be redeemed with the proceeds from the repayment or redemption of the Subordinated Debentures. The Series A Redeemable Convertible Preferred Securities mature on December 31, 2016 with distributions payable thereon at a rate of 7.5% per year. The Series B Redeemable Convertible Preferred Securities mature on December 31, 2021 with distributions payable thereon at a rate of 7.5% per year.

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

Interest Expense, net — Capital Trust

Interest expense, net — Capital Trust was $15.0 million, $15.0 million and $0.5 million, respectively, in the years ended December 31, 2003, 2002 and 2001. Interest expense, net — Capital Trust represents interest expense incurred by the Company on the $206.2 million of Subordinated Debentures issued by its wholly-owned unconsolidated subsidiary trust (the Capital Trust). Interest paid by the Company to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), the Company does not consolidate the accounts of the Capital Trust in its consolidated financial statements. The Company uses the equity method of accounting to record the parent company’s equity interest in the earnings of the Capital Trust and accordingly has included such earnings of $0.5 million, $0.5 million, and $0.02 million in Interest Expense, net — Capital Trust in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002 and 2001, respectively.

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Interest on Subordinated Debentures:
Series A Subordinated Debentures	$ 5,412	$ 5,412	$ 180
Series B Subordinated Debentures	10,052	10,052	335

Total interest expense	15,464	15,464	515
Equity in earnings of Capital Trust	(464)	(464)	(15)

Total interest expense, net — Capital Trust	$ 15,000	$ 15,000	$ 500

8. Earnings Per Share

The calculation of basic EPS for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS 128, Earnings Per Share. See Note 2 under “Earnings Per Share (“EPS”)”.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$ 94,221
Less: Preferred stock dividends	(1,211)

Basic EPS
Income applicable to common stockholders	$ 93,010	92,575	$1.00
Effect of Dilutive Securities
Assumed exercise of stock options	—	415

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$ 93,010	92,990	$1.00

	Year Ended December 31, 2002
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$108,017
Less: Preferred stock dividends	(1,377)

Basic EPS
Income applicable to common stockholders	$106,640	92,148	$1.16
Effect of Dilutive Securities
Assumed exercise of stock options	—	402

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$106,640	92,550	$1.15

	Year Ended December 31, 2001
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)

Net income	$31,087
Less: Preferred stock dividends	(1,422)

Basic EPS
Income applicable to common stockholders	$29,665	91,809	$0.32
Effect of Dilutive Securities
Assumed exercise of stock options	—	191

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$29,665	92,000	$0.32

The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 7,381 shares of Series A Preferred Stock, outstanding as of December 31, 2003, 9,281 shares of Series A Preferred Stock, outstanding as of December 31, 2002, and 10,938 shares of Series A Preferred Stock, outstanding as of December 31, 2001, which are convertible into Series A Common Stock (see Note 11); (ii) 10,938 shares of Series B Preferred Stock, outstanding as of December 31, 2003, 2002 and 2001, which are convertible into Series A Common Stock (see Note 11); and (iii) 1,400,000 shares of Series A Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities, outstanding as of December 31, 2003, 2002 and 2001, which are convertible into Series A Common Stock (see Note 7).

Common stock options for 2,902,456, 2,943,959 and 3,367,821 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

9. Income Taxes

The provision for income taxes relating to income for the years ended December 31, 2003, 2002 and 2001, consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(In thousands)
Current:
State and local	$ 1,437	$ 2,184	$ 605
Federal	5,307	12,284	13,922

	6,744	14,468	14,527

Deferred:
State and local	2,689	3,621	4,004
Federal	32,876	48,112	8,917

	35,565	51,733	12,921

Provision for income taxes	$42,309	$66,201	$27,448

The Company’s effective income tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax examinations, or changes in the deferred tax valuation allowance. The effective income tax rate for the years ended December 31, 2003, 2002 and 2001 varied from the statutory U.S. Federal income tax rate due to the following:

	2003	2002	2001
Statutory U.S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	2.0	2.2	5.1
Other non-deductible business expenses	(0.1)	0.3	6.8
Change in valuation allowances and other estimates	(5.8)	—	—
Other	(0.1)	0.5	0.1

Effective income tax rate	31.0%	38.0%	47.0%

Deferred income tax liabilities and assets at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(In thousands)
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$ 47,403	$ 48,197
Accelerated funding of pension benefit obligation	6,311	7,517
Difference between book and tax basis of intangible assets	828,384	789,677

Total deferred income tax liabilities	882,098	845,391

Deferred income tax assets:
Accrued expenses and other	5,178	3,483
Operating loss carryforwards	21,894	18,003

	27,072	21,486
Less: Valuation allowance	(21,894)	(18,003)

Total deferred income tax assets	5,178	3,483

Net deferred income tax liabilities	$876,920	$841,908

The net deferred income tax liabilities are presented under the following captions on the Company’s consolidated balance sheets:

	2003	2002
	(In thousands)
Current assets:
Deferred income taxes	$ 5,178	$ 2,873
Noncurrent liabilities:
Deferred income taxes	882,098	844,781

Net deferred income tax liabilities	$876,920	$841,908

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its FCC licenses, but instead tests them for impairment annually. As the tax basis in the Company’s FCC licenses continues to amortize, the deferred tax liabilities will increase over time.

The Company has net operating loss carryforwards for state income tax purposes of approximately $437.6 million, of which approximately $216.1 million expire between 2004 and 2014 and approximately $221.5 million expire between 2015 and 2023. The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of these net operating loss carryforwards.

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

All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all, or substantially all, of Hearst’s assets are transferred; or, (iii) any entity controlled or consolidated or to which all or substantially all of Hearst’s assets are transferred; or, (iv) any entity controlled by Hearst (each a “Permitted Transferee”). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company’s Certificate of Incorporation and to applicable securities laws limitations.

In May 2001, the Company’s stockholders and Board of Directors approved the amendment and restatement of the Company’s 1997 Stock Option Plan (the “Stock Option Plan”). The amendment increased the number of shares reserved for issuance under the Stock Option Plan to 8.7 million shares of the Company’s Series A Common Stock. See Note 12.

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. Between May 1998 and December 31, 2003, the Company has spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2003, Hearst had purchased approximately 19.3 million shares (which includes approximately 3.7 million shares purchased in private transactions) of the Company’s outstanding Series A Common Stock. Hearst’s ownership in the Company was 65.4% and 65.6% as of December 31, 2003 and 2002, respectively.

On December 3, 2003, the Company’s Board of Directors declared a cash dividend for the fourth quarter of $0.06 per share on the Company’s Series A and Series B Common Stock in the amount of $5.6 million. Included in this amount was $3.6 million payable to Hearst (see Note 14). The dividend was paid on January 15, 2004 to all shareholders of record as of January 5, 2004. The Company did not declare or pay any dividends on Common Stock in 2002 and 2001. The Company’s Credit Facility limits the Company’s ability to pay dividends under certain conditions.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

11. Preferred Stock

The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). The Series A Preferred Stock had 10,938 shares issued and 7,381 shares outstanding as of December 31, 2003, 10,938 shares issued and 9,281 shares outstanding as of December 31, 2002, and 10,938 shares issued and outstanding as of December 31, 2001. The Series B Preferred Stock had 10,938 shares issued and outstanding as of December 31, 2003, 2002 and 2001. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly.

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

On July 29, 2002, a holder of the Company’s Series A Preferred Stock exercised the right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of the Company’s Series A Common Stock. On February 27, 2003, a holder of the Company’s Series A Preferred Stock, exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of the Company’s Series A Common Stock.

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

12. Employee Stock Plans

1997 Stock Option Plan.

In 1997, the Company’s stockholders and Board of Directors approved the amendment and restatement of the Company’s second amended and restated 1994 Stock Option Plan and adopted such plan as the resulting 1997 Stock Option Plan (the “1997 Stock Option Plan”). The amendment increased the number of shares reserved for issuance under the 1997 Stock Option Plan to 3 million shares of Series A Common Stock. The stock options are granted with exercise prices equal to the market price of the underlying stock on the date of grant. Options granted prior to December 2000 either (i) cliff-vest after three years commencing on the effective date of the grant or (ii) vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company’s stock. Options granted in December 2000, vest in one-third increments per year commencing one year from the date of the grant. All options granted pursuant to the 1997 Stock Option Plan will expire no later than ten years from the date of grant.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

A summary of the status of the Company’s Stock Option Plan as of December 31, 2003, 2002 and 2001, and changes for the years ended December 31, 2003, 2002 and 2001 is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	5,184,256	$21.79
Granted	1,249,891	$21.02
Exercised	(8,100)	$13.81
Forfeited	(106,723)	$20.21

Outstanding at December 31, 2001	6,319,324	$20.71
Granted	1,235,650	$24.22
Exercised	(376,829)	$21.34
Forfeited	(567,647)	$22.06

Outstanding at December 31, 2002	6,610,498	$22.16
Granted	1,179,450	$25.22
Exercised	(218,755)	$18.97
Forfeited	(146,721)	$22.49

Outstanding at December 31, 2003	7,424,472	$22.71

Exercisable at December 31, 2001	2,693,875	$23.52

Exercisable at December 31, 2002	3,139,652	$22.25

Exercisable at December 31, 2003	3,804,590	$21.54

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/03	Weighted Average Exercise Price
$10.00-$10.93	33,550	1.3 years	$10.00	33,550	$10.00
$14.58-$18.21	13,600	2.0 years	$17.39	13,600	$17.39
$18.22-$21.86	3,333,205	7.1 years	$19.41	2,391,290	$18.77
$21.87-$25.50	2,268,411	9.4 years	$24.66	48,261	$23.94
$25.51-$29.15	1,755,991	4.2 years	$26.60	1,298,174	$26.67
$32.79-$36.44	19,715	4.6 years	$36.33	19,715	$36.33

	7,424,472	7.1 years	$22.71	3,804,590	$21.54

As of December 31, 2003, the Company has reserved 613,338 shares of Series A Common Stock for future grants under the Stock Option Plan.

The Company accounts for employee stock-based compensation under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Under SFAS 123, options are valued at their date of grant and then expensed over their vesting period. The fair value of the Company’s options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 2003, 2002 and 2001. The weighted average fair value of options granted was $8.71, $8.73 and $8.18 and 2003, 2002 and 2001, respectively. The following assumptions were used for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate	3.25%	3.03%	4.6%
Dividend yield	0.25%	0.0%	0.0%
Volatility factor	33.9%	35.3%	35.3%
Expected life	5 years	5 years	5 and 7 years

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

See Note 2 under “Stock-Based Compensation” for the pro forma effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended.

13. Stock Purchase Plan

In April 1999, the Company implemented a non-compensatory employee stock purchase plan (“ESPP”) in accordance with Internal Revenue Code Section 423. The ESPP allows employees to purchase shares of the Company’s Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. The Company reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 94,020 and 80,123 shares for aggregate proceeds of approximately $1.9 million and $1.6 million in the years ended December 31, 2003 and 2002, respectively.

14. Related Party Transactions

The Hearst Corporation. As of December 31, 2003, Hearst owned approximately 37.6% of the Company’s Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.4% of the outstanding voting power of the Company’s common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of the Company’s Series B common stock entitles Hearst to elect 11 of the 13 directors of the Company’s Board of Directors. During the years ended December 31, 2003, 2002 and 2001, the Company entered into the following transactions with Hearst or parties related to Hearst:
•	Management Agreement. The Company recorded revenues of approximately $3.6 million, $3.3 million, and $2.4 million in the years ended December 31, 2003, 2002 and 2001, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
•	Services Agreement. The Company incurred expenses of approximately $3.7 million, $3.8 million and $3.9 million in the years ended December 31, 2003, 2002 and 2001, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
•	Interest Expense, Net — Capital Trust. The Company incurred interest expense, net, relating to the Subordinated Debentures issued to its wholly-owned unconsolidated subsidiary, the Capital Trust, of $15.0 million, $15.0 million and $0.5 million in the years ended December 31, 2003, 2002 and 2001, respectively. The Capital Trust then paid $3.0 million, $3.0 million and $0.1 million in the years ended December 31, 2003, 2002 and 2001, respectively, to Hearst, since Hearst holds $40 million of the total $200 million Redeemable Convertible Preferred Securities issued in December 2001 by the Capital Trust. See Note 7.
•	Dividend on Common Stock. On December 3, 2003, the Company declared a cash dividend of $0.06 per share on its Series A and Series B Common Stock (see Note 10). The Company recorded Hearst’s share of the dividend of $3.6 million under Payable to The Hearst Corporation on the consolidated balance sheet as of December 31, 2003. The dividend was paid on January 15, 2004 to all shareholders of record as of January 5, 2004. The Company did not declare or pay any dividends on Common Stock in 2002 and 2001.
•	Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company approximately $0.7 million per year in the years ended December 31, 2003, 2002 and 2001, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations. The lease was entered into on August 29, 1997 and subsequently extended. The lease for each radio station will continue until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2004.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

•	Lifetime Entertainment Services. The Company recorded revenues of approximately $1.9 million, $2.5 million and $1.3 million from Lifetime Entertainment Services (“Lifetime”) in the years ended December 31, 2003, 2002 and 2001, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Network distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.
•	Other Transactions with Hearst. In the year ended December 31, 2002, the Company recorded net revenues of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC. In the year ended December 31, 2003, the Company did not receive advertising revenues from Hearst.

NBC. In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. See Note 3. The Company’s share of the income (loss) in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income (loss) of affiliates in the accompanying consolidated statements of income. Emerson Coleman, Vice President, Programming of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

IBS. In December 1999, the Company invested $20 million of cash in IBS in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. See Note 3. The Company’s share of the income (loss) of IBS is included in Equity in income (loss) of affiliates in the accompanying consolidated statements of income. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002 Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

ProAct Technologies Corporation. The Company recorded no revenues in the year ended December 31, 2003, and $3.2 million and $1.2 million in the years ended December 31, 2002 and 2001, respectively, relating to advertising sales to ProAct, one of the Company’s equity interest investments (which is accounted for under the cost method). See Note 3. Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer and a current Director of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

JP Morgan Chase Bank. The lead agent bank under the Company’s $500 million credit facility entered into in April 1999 is JP Morgan Chase Bank (“Chase”). The credit facility matures on April 12, 2004, and borrowings thereunder bear interest at an applicable margin that varies based on the Company’s ratio of total debt to operating cash flow. See Note 6. The Company is required to pay an annual commitment fee based on the unused portion of the credit facility. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase.

Argyle Communications, Inc. The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) beginning January 1, 2001 through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. This agreement was not renewed in 2003. The Company has made payments of approximately $0.4 million in both the years ended December 31, 2002 and 2001, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI. In addition, ACI has a separate consulting agreement with Hearst.

Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the year ended December 31, 2003 these sales generated revenues of approximately $1.2 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.7 million was distributed to the Company. In the year ended December 31, 2002 these sales generated revenues of approximately $1.1 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.6 million was distributed to the Company. In the year ended December 31, 2001 these sales generated revenues of approximately $1.1 million, of which approximately $0.5 million

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

million was distributed to SBTV and approximately $0.6 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John J. Conomikes, a member of the Company’s Board of Directors.

Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results in the years ended December 31, 2003, 2002 and 2001.

15. Other Commitments and Contingencies

The Company has obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2003, scheduled under contracts for programs available are as follows (in thousands):

	Program Rights	Barter Rights
2004	$ 40,241	$ 15,500
2005	2,789	659
2006	635	42
2007	—	14
2008	—	1
Thereafter	—	1

	$ 43,665	$ 16,217

The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2003, employment contracts for key employees, as well as contractual redemptions of shares of Series A and B Preferred Stock (including dividends). Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2003 are as follows:

	Operating Leases	Deduct Operating Sublease	Net Operating Lease Commitments	Program Rights	Barter Rights	Employment and Talent Contracts	Preferred Stock Redemptions
	(In thousands)
2004	$ 4,921	$ (907)	$ 4,014	$ 28,187	$ 9,995	$ 59,506	$ 8,135
2005	4,143	(303)	3,840	55,823	17,523	37,056	11,253
2006	3,219	—	3,219	50,677	15,041	16,506	—
2007	2,703	—	2,703	41,222	11,614	5,145	—
2008	2,452	—	2,452	23,029	7,249	1,771	—
Thereafter	4,720	—	4,720	9,218	2,142	166	—

	$22,158	$(1,210)	$20,948	$208,156	$63,564	$120,150	$ 19,388

Rent expense, net, for operating leases was approximately $8.6 million, $8.6 million and $8.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company has guaranteed the payments by its wholly-owned unconsolidated subsidiary trust (the Capital Trust) on the Redeemable Convertible Preferred Securities in the amount of $200.0 million. See Note 7. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon a dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the company’s Common Stock. The Company made the guarantee to enable the Capital Trust to issue the Redeemable Convertible Preferred Securities in the amount of $200.0 million to the holders.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

16. Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans, 12 employee savings plans, and other post-retirement benefit plans for active, retired and former employees. In addition, the Company participates in a multi-employer union pension plan that provides retirement benefits to certain union employees. The seven defined benefit pension plans are hereafter collectively referred to as the “Pension Plans.”

Pension Plans and Other Post-Retirement Benefits

Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive years’ compensation. The cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Past service cost is amortized over the expected future service periods of the employees.

Pension Plan Assets

The Pension Plans’ weighted average asset allocations as of the measurement dates September 30, 2003 and 2002, by asset category, are as follows:

	Percentage of Plan Assets as of September 30,
Asset Category	2003	2002
Equity	66.4%	59.1%
Fixed income	30.4%	37.4%
Real estate	1.7%	2.8%
Other	1.5%	0.7%

Total	100.0%	100.0%

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility. Plan assets are invested with a number of investment managers and are diversified among equities, fixed income, real estate and other investments, as shown in the table above. Approximately 80% of the assets of the Pension Plans are invested in a master trust, which has a target allocation of approximately 70% equities and 30% fixed income. When adding the remaining 20% of the assets of the Pension Plans which are outside of the master trust, the aggregate target allocation is comparable to that of the master trust, but with a slightly higher target allocation percentage for fixed income investments (approximately 68% equities and 32% fixed income). Each of the Pension Plans employs active investment management programs, and each has an Investment Committee which reviews the respective plan’s asset allocation on a periodic basis and determines when and how to re-balance the portfolio when appropriate. None of the Pension Plans has any dedicated target allocation to the Company’s Common Stock.

Net Periodic Pension and Post-Retirement Cost (Benefit)

The following schedule presents net periodic pension cost (benefit) for the Company’s Pension Plans in the years ended December 31, 2003, 2002 and 2001:

	Pension Benefits
	2003	2002	2001
	(In thousands)
Service cost	$ 6,085	$ 5,206	$ 4,606
Interest cost	6,893	6,194	5,669
Expected return on plan assets	(9,346)	(10,579)	(10,433)
Amortization of prior service cost	497	492	438
Amortization of transitional asset	(113)	(113)	(113)
Recognized actuarial gain	(40)	(437)	(1,406)

Net periodic pension cost (benefit)	$ 3,976	$ 763	$ (1,239)

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the years ended December 31, 2003, 2002 and 2001:

	Post-Retirement Benefits
	2003	2002	2001
	(In thousands)
Service cost	$ 58	$ 54	$ 45
Interest cost	315	307	318
Amortization of prior service cost	17	17	17
Amortization of transitional obligation	18	18	18
Recognized actuarial gain	—	—	(6)

Net periodic pension cost	$408	$396	$392

Summary Disclosure Schedule

The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the statement of financial position, and additional year-end information for the Company’s Pension Plans. The measurement dates for the determination of the benefit obligation, plan assets, and assumptions were September 30, 2003 and 2002.

	Pension Benefits
	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$102,181	$ 85,672
Service cost	6,085	5,206
Interest cost	6,893	6,194
Participant contributions	8	8
Plan amendments	—	(58)
Benefits and administrative expenses paid	(4,161)	(4,215)
Actuarial loss	13,471	9,374

Benefit obligation at end of year	$124,477	$102,181

Change in plan assets:
Fair value of plan assets at beginning of year	$ 85,674	$ 94,358
Actual gain (loss) on plan assets, net	13,515	(7,531)
Employer contributions	2,174	3,054
Participant contributions	8	8
Benefits and administrative expenses paid	(4,161)	(4,215)

Fair value of plan assets end of year	$ 97,210	$ 85,674

Reconciliation of funded status:
Funded status	$ (27,267)	$(16,507)
Contributions paid during the fourth quarter	65
Unrecognized actuarial loss	47,530	38,188
Unrecognized prior service cost	2,957	3,455
Unrecognized transition asset	(89)	(202)

Net amount recognized at end of year	$ 23,137	$ 24,939

Amounts recognized in the statement of financial position (as of December 31,):
Other assets	$ 28,397	$ 29,861
Other liabilities	(13,980)	(12,219)
Accumulated other comprehensive loss	8,720	7,297

Net amount recognized at end of year	$ 23,137	$ 24,939

Increase in minimum liability included in other comprehensive income	$ 1,423	$ 7,297
Additional year-end information for all defined benefit plans
Accumulated benefit obligation	$109,482	$ 89,709
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$ 49,955	$ 42,247
Accumulated benefit obligation	$ 42,540	$ 35,772
Fair value of plan assets	$ 29,097	$ 24,868

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, and amounts recognized in the statement of financial position for the Company’s post-retirement benefit plan. The measurement dates for the determination of the benefit obligation and assumptions were September 30, 2003 and 2002.

	Post-Retirement Benefits
	2003	2002
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$ 4,446	$ 4,311
Service cost	58	54
Interest cost	315	307
Benefits and administrative expenses paid	(558)	(505)
Actuarial loss	802	279

Benefit obligation at end of year	$ 5,063	$ 4,446

Change in plan assets:
Fair value of plan assets at beginning of year	$ —	$ —
Employer contributions	558	505
Benefits and administrative expenses paid	(558)	(505)

Fair value of plan assets end of year	$ —	$ —

Reconciliation of funded status:
Funded status	$(5,063)	$(4,446)
Contributions paid during the fourth quarter	106	129
Unrecognized actuarial loss (gain)	729	(74
Unrecognized prior service cost	130	147
Unrecognized transition obligation	147	165

Net amount recognized at end of year	$(3,951)	$(4,079)

Amounts recognized in the statement of financial position (as of December 31,):
Other assets	$ —	$ —
Other liabilities	(3,951)	(4,079)

Net amount recognized at end of year	$(3,951)	$(4,079)

Contributions
During the year 2004, the Company expects to contribute approximately $1.7 million to the Pension Plans and approximately $0.5 million to the post-retirement benefit plan.

Assumptions
The weighted-average assumptions used for computing the projected benefit obligation for the Company’s Pension Plans as of the measurement dates of September 30, 2003 and 2002 were as follows:

	Pension Benefits
	2003	2002
Discount rate	6.25%	6.88%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used for computing the net periodic pension cost (benefit) for the Company’s Pension Plans in the years ended December 31, 2003, 2002 and 2001 were as follows:

	Post-Retirement Benefits
	2003	2002	2001
Discount rate	6.88%	7.50%	8.00%
Expected long-term rate of return on plan assets	8.00%	9.00%	9.00%
Rate of compensation increase	4.00%	5.50%	5.50%

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

To develop the expected long-term rate of return on assets assumptions, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the aggregate target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The expected rate of return assumption is then adjusted to reflect investment and trading expenses. Since the Company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes were adjusted to reflect the expected additional returns. The Company reviews the expected long-term rate of return on an annual basis and revises it as appropriate.

The weighted-average assumptions used for computing the projected benefit obligation for the Company’s post-retirement benefit plan as of the measurement dates of September 30, 2003 and 2002 are as follows:

	Post-Retirement Benefits
	2003	2002
Discount rate	6.25%	6.88%

The weighted-average assumptions used for computing the net periodic benefit cost for the Company’s post-retirement benefit plan in the years ended December 31, 2003, 2002 and 2001 are as follows:

	Pension Benefits
	2003	2002	2001
Discount rate	6.88%	7.50%	8.00%

For measurement purposes, in determining the per capita cost of covered health care benefits, the Company assumed annual rates of increase of 9% to 10% for employees under age 65. These rates are assumed to decrease gradually to 5% by 2010 and remain at that level thereafter. For employees age 65 and over, the Company assumed annual rates of increase of 12%, decreasing gradually to 5% by 2013 and remaining at that level thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage- Point Increase	One- Percentage- Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$ 43	$ (35)
Effect on postretirement benefit obligation	$529	$(435)

Savings Plans

The Company’s qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% of the employee’s compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2003, 2002 and 2001 were approximately $2.4 million, $2.4 million and $2.1 million, respectively.

Multi-Employer Pension Plan

The Company participates in a multi-employer pension plan for providing retirement benefits to certain union employees. The Company’s contributions to the multiemployer union pension plan in the years ended December 31, 2003, 2002 and 2001 were approximately $0.7 million each year. No information is available for each of the other contributing employers for this plan.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements—(Continued)

17. Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company’s financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Credit Facility	$ —	$ —	$ 91,000	$ 91,025
Senior Notes	$432,110	$483,722	$432,110	$435,835
Private Placement Debt	$450,000	$511,989	$450,000	$461,861
Note Payable to Capital Trust	$206,186	$239,529	$206,186	$213,618

The fair values of the Senior Notes were determined based on the quoted market prices. The fair values of the Credit Facility, the Private Placement Debt, and the Note Payable to Capital Trust were determined using discounted cash flow models.

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

18. Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
	(In thousands, except per share data)
Total revenues	$149,276	$154,922	$179,605	$182,303	$167,288	$176,475	$190,606	$207,611
Operating income	$37,517	$46,416	$64,727	$72,957	$51,171	$63,697	$65,407	$82,561
Net income	$10,057	$14,315	$27,278	$30,779	$22,981	$25,175	$33,905	$37,748
Income applicable to common stockholders (a)	$9,739	$13,959	$26,981	$30,424	$22,683	$24,838	$33,607	$37,419
Income per common share basic: (b)
Net income	$0.11	$0.15	$0.29	$0.33	$0.24	$0.27	$0.36	$0.41
Number of common shares used in the calculation	92,436	91,870	92,554	92,099	92,615	92,273	92,692	92,344
Income per common share diluted: (b)
Net income	$0.11	$0.15	$0.29	$0.33	$0.24	$0.27	$0.36	$0.39
Number of common shares used in the calculation	92,750	92,118	92,963	92,683	93,046	92,606	93,198	100,721
Dividends per share	$—	$—	$—	$—	$—	$—	$0.06	$—

(a)	Net income applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.
(b)	Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

19. Subsequent Event

On January 23, 2004, the Company entered into an Asset Purchase Agreement with WMTW Broadcast Group, LLC to acquire WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for $37.5 million in cash. The transaction is conditioned on approval by the Federal Communications Commission and other customary closing conditions, and is expected to close in the second quarter of 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days of the filing date of this annual report. Our disclosure controls and procedures are the controls and other procedures that have been designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, David J. Barrett, our President and Chief Executive Officer, and Harry T. Hawks, our Executive Vice President and Chief Financial Officer, have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 is set forth under the headings “Executive Officers of the Company,” “Election of Directors Proposal” and “Board of Directors—General Information” in our Proxy Statement relating to the 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”), which information we incorporate by reference into this report.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation and Other Matters” in the 2004 Proxy Statement, which information we incorporate by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 is set forth under the headings “Equity Compensation Plans” and “Principal Stockholders” in our 2004 Proxy Statement, which information we incorporate by reference into this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our 2004 Proxy Statement, which information we incorporate by reference into this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Independent Auditors Fees” in the 2004 Proxy Statement, which information we incorporate by reference into this report.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

HEARST-ARGYLE TELEVISION, INC.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year Ended December 31, 2001:
Allowance for uncollectible accounts	$3,807,000	$5,702,000	$(2,154,000	)(1)	$7,355,000
Year Ended December 31, 2002:
Allowance for uncollectible accounts	$7,355,000	$3,864,000	$(6,517,000	)(1)	$4,702,000
Year Ended December 31, 2003:
Allowance for uncollectible accounts	$4,702,000	$ 298,000	$ (891,000	)(1)	$4,109,000

(1)	Net write-off of accounts receivable.

(3) The following exhibits are filed as a part of this report:

Exhibit No.	Description
21.1	List of subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney (contained on signature page hereto).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Reports on Form 8-K

We furnished the following reports on Form 8-K during the fourth quarter of 2003:

(1)	On October 16, 2003, we furnished a Current Report on Form 8-K reporting the issuance of a press release providing earnings guidance for our quarterly period ending September 30, 2003.

(2)	On October 29, 2003, we furnished a Current Report on Form 8-K reporting the issuance of a press release relating to financial results and earnings for our quarterly period ending September 30, 2003.

(3)	On December 10, 2003, we furnished a Current Report on Form 8-K reporting the filing of presentation materials to be used at media investment conferences.

(c) Exhibits

The following documents are filed or incorporated by reference as exhibits to this report.

EXHIBITS

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to our Registration Statement on Form S-4 (File No. 333-72207)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C of the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Form S-4 (File No. 333-72207)).

3.3	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of our Form 10-K for the fiscal year ended December 31, 1998).

4.1	Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.2	First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.3	Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.4	Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.5	Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).

4.6	Specimen of the stock certificate for the Company’s Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of our Form 10-K for the fiscal year ended December 31, 1998).

4.7	Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of our Schedule 13D/A, filed on September 5, 1997 (File No. 005-45627)).

4.8	Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes to be purchased thereunder and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of our Registration Statement on Form S-4 (File No. 333-72207)).

4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated December 20, 2001).

Exhibit No.	Description
4.10	Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated December 20, 2001).

4.11	Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K dated December 20, 2001).

4.12	Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K dated December 20, 2001).

10.1	Affiliation Agreement between combined Communications Corporation of Oklahoma, Inc. (re: KOCO) and ABC (incorporated by reference to Exhibit 10.8(b) of our Form 10-K for the fiscal year ending December 31, 1996 (File No. 000-27000)).

10.2	Affiliation Agreement between Tak Communications, Inc. (re: KITV) and ABC, dated November 4, 1994 and Satellite Television Affiliation Agreements, dated December 5, 1994 (incorporated by reference to Exhibit 10.5(d) of our Registration Statement on Form S-1 (File No. 33-96026)).

10.3	Form of Affiliation Agreement between Northstar Television of Jackson, Inc. (re: WAPT) and ABC, dated April 10, 1997 (incorporated by reference to Exhibit 10.5(e) of our Registration Statement on Form S-1 (File No. 33-96026)).

10.4	Primary Television Affiliation Agreement for television Station KMBC, dated April 26, 1988, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.1 of our Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.5	Primary Television Affiliation Agreement for television Station WCVB, dated November 21, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.6	Primary Television Affiliation Agreement for television Station WISN, dated November 2, 1990, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.3 of our Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.7	Primary Television Affiliation Agreement for Television Station WTAE, dated July 14, 1989, by and between Capital Cities/ABC, Inc. and The Hearst Corporation (incorporated by reference to Exhibit 10.4 of our Quarterly Report for the quarter ended September 30, 1997 (File No. 000-27000)).

10.8	Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K dated August 29, 1997 (File No. 000-27000)).

10.9	Asset Exchange Agreement between Hearst-Argyle Stations, Inc., STC Broadcasting, Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc., dated February 18, 1998 (incorporated by reference to Exhibit 10.27 of our Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

10.10	Guaranty, given as of February 18, 1998 by the Company to STC Broadcasting Inc., STC Broadcasting of Vermont, Inc., STC License Company and STC Broadcasting of Vermont Subsidiary, Inc. (incorporated by reference to Exhibit 10.28 of our Form 10-K for the fiscal year ended December 31, 1997 (File No. 000-27000)).

Exhibit No.	Description
10.11	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.34 of our Form 10-K for the fiscal year ended December 31, 1998).

10.12	Form of Five-Year Credit Agreement, dated as of April 12, 1999, between Hearst-Argyle Television, Inc., the Lenders party thereto, The Chase Manhattan Bank, Chase Securities Inc., The Bank of Montreal, The Bank of New York and TD Securities (USA) Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the quarter ended March 31, 1999).

10.13	Amendment No. 1, dated as of August 1, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.1 of our Quarterly Report for the quarter ended September 30, 2001).

10.14	Amendment No. 2, dated as of December 19, 2001, in respect of the Five-Year Credit Agreement dated as of April 12, 1999 (incorporated by reference to Exhibit 10.18 of our Form 10-K for the fiscal year ended December 31, 2001).

10.15	Employment Agreement, dated as of June 1, 2001, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.19 of our Form 10-K for the fiscal year ended December 31, 2001).

10.16	Option Agreement, dated as of June 5, 2000, between Hearst-Argyle Properties, Inc. and Emmis Communications Corporation (incorporated by reference to Exhibit 10.1 of our Quarterly Report for the quarter ended June 30, 2000).

10.17	Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the quarter ended September 30, 2000).

10.18	Consulting Agreement, dated January 1, 2001, between the Company and Argyle Communications, Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the quarter ended March 31, 2001).

10.19	Employment Agreement, dated January 1, 2003, between the Company and Philip M. Stolz (incorporated by reference to Exhibit 10.20 of our Annual Report on 10-K for the year ended December 31, 2002).

10.20	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on 10-K for the year ended December 31, 2002).

10.21	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on 10-K for the year ended December 31, 2002).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Deloitte & Touche LLP.

24.1	Powers of Attorney (contained on signature page).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel Dated: March 12, 2004

POWER OF ATTORNEY

KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each of the undersigned directors and officers of Hearst-Argyle Television, Inc. constitutes and appoints David J. Barrett, Harry T. Hawks and Jonathan C. Mintzer or any of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each amendment to this report, with all exhibits, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

/S/ DAVID J. BARRETT	President (Principal Executive Officer and Director (Principal Executive Officer)	March 12, 2004
David J. Barrett

/S/ HARRY T. HAWKS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2004
Harry T. Hawks

/S/ J. BRADFORD HINCKLEY	Corporate Controller (Principal Accounting Officer)	March 12, 2004
J. Bradford Hinckley

/S/ VICTOR F. GANZI	Chairman of the Board	March 12, 2004
Victor F. Ganzi

/S/ FRANK A. BENNACK, JR.	Director	March 12, 2004
Frank A. Bennack, Jr.

/S/ JOHN G. CONOMIKES	Director	March 12, 2004
John G. Conomikes

/S/ KEN J. ELKINS	Director	March 12, 2004
Ken J. Elkins

Signatures	Title	Date

/S/ GEORGE R. HEARST	Director	March 12, 2004
George R. Hearst

/S/ WILLIAM R. HEARST III	Director	March 12, 2004
William R. Hearst III

/S/ BOB MARBUT	Director	March 12, 2004
Bob Marbut

/S/ GILBERT C. MAURER	Director	March 12, 2004
Gilbert C. Maurer

/S/ MICHAEL E. PULITZER	Director	March 12, 2004
Michael E. Pulitzer

/S/ DAVID PULVER	Director	March 12, 2004
David Pulver

/S/ VIRGINIA H. RANDT	Director	March 12, 2004
Virginia H. Randt

/S/ CAROLINE L. WILLIAMS	Director	March 12, 2004
Caroline L. Williams

