Form 10-Q
period 2004-03-31
HEARST ARGYLE TELEVISION INC
filed 2004-04-29
CIK 949536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  |X|        No  |_|

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  |X|        No |_|

          As of April 27, 2004, the registrant had 93,035,226 shares of common stock outstanding, consisting of 51,736,578 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

Exhibit Index	21

Certifications	22

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$ 116,704	$ 71,528
Accounts receivable, net	129,518	147,455
Program and barter rights	35,808	54,725
Deferred income taxes	5,178	5,178
Other	6,493	5,786

Total current assets	293,701	284,672

Property, plant and equipment, net	283,858	288,290

Intangible assets, net	2,410,572	2,412,071

Goodwill	732,217	732,217

Other noncurrent assets:
Deferred financing and acquisition costs, net	13,973	14,592
Investments	32,925	34,059
Program and barter rights	1,644	2,562
Other	29,306	30,624

Total other noncurrent assets	77,848	81,837

Total assets	$ 3,798,196	$ 3,799,087

(continued)

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	March 31, 2004 (Unaudited)	December 31, 2003
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 10,028	$ 9,834
Accrued liabilities	54,259	50,833
Program and barter rights payable	37,058	55,741
Payable to The Hearst Corporation	3,432	5,925
Other	7,046	8,085

Total current liabilities	111,823	130,418

Noncurrent liabilities:
Program and barter rights payable	2,978	4,141
Long-term debt	882,369	882,409
Note payable to Capital Trust	206,186	206,186
Deferred income taxes	885,214	882,098
Other liabilities	21,985	21,453

Total noncurrent liabilities	1,998,732	1,996,287

Stockholders’ equity:
Series A preferred stock	1	1
Series B preferred stock	1	1
Series A common stock	549	547
Series B common stock	413	413
Additional paid-in capital	1,291,047	1,287,831
Retained earnings	481,578	469,537
Accumulated other comprehensive loss, net	(5,249)	(5,249)
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,687,641	1,672,382

Total liabilities and stockholders’ equity	$ 3,798,196	$ 3,799,087

 See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)

Total revenues	$ 166,864	$ 149,276

Station operating expenses:
Salaries, benefits and other operating costs	84,594	79,833
Amortization of program rights	15,311	16,092
Depreciation and amortization	12,495	10,960
Corporate, general and administrative expenses	5,589	4,874

Operating income	48,875	37,517

Interest expense, net	16,416	17,409
Interest expense, net – Capital Trust	3,750	3,750
Equity in income (loss) of affiliates	199	(136)

Income before income taxes	28,908	16,222

Income taxes	11,014	6,165

Net income	17,894	10,057

Less preferred stock dividends	272	318

Income applicable to common stockholders	$ 17,622	$ 9,739

Income per common share – basic	$ 0.19	$ 0.11

Number of common shares used in the calculation	92,902	92,436

Income per common share – diluted	$ 0.19	$ 0.11

Number of common shares used in the calculation	93,615	92,750

Dividends per common share declared	$ 0.06	$ —

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$ 17,894	$ 10,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,996	10,343
Amortization of program rights	15,311	16,092
Program payments	(15,320)	(15,638)
Amortization of intangible assets	1,499	617
Amortization of deferred financing costs	728	728
Deferred income taxes	3,116	2,320
Provision for doubtful accounts	(467)	143
Dividends received from affiliates	1,330	—
Equity in (income) loss of affiliates	(199)	136
(Gain) on disposal of fixed assets	—	(83)
Changes in operating assets and liabilities:
Accounts receivable	18,294	16,688
Other assets	611	(19)
Accounts payable and accrued liabilities	3,475	(4,591)
Other liabilities	(3,015)	(1,355)

Net cash provided by operating activities	54,253	35,438

Investing Activities
Purchases of property, plant, and equipment:
Maintenance	(3,204)	(1,572)
Special projects and towers	(3,117)	(2,572)
Digital	(209)	(1,961)

Other, net	4	38

Net cash used in investing activities	(6,526)	(6,067)

Financing Activities
Dividends paid on common stock	(5,566)	—
Dividends paid on preferred stock	(272)	(318)
Redemption of preferred stock	(1,600)	—
Proceeds from stock option exercises	4,446	783
Proceeds from employee stock purchase plan	481	585
Borrowings from Credit Facility	—	91,000
Repayments to Credit Facility	—	(120,000)
Principal payments on capital lease obligations	(40)	(29)

Net cash used in financing activities	(2,551)	(27,979)

Increase in cash and cash equivalents	45,176	1,392
Cash and cash equivalents at beginning of period	71,528	4,442

Cash and cash equivalents at end of period	$ 116,704	$ 5,834

Supplemental Cash Flow Information:
Cash paid during the period:

Interest	$ 6,413	$ 6,701

Interest on Note payable to Capital Trust	$ 3,750	$ 3,750

Income taxes, net of refunds of $1,218 and $0 in the three months ended March 31, 2004 and 2003, respectively	$ 14,964	$ 10,335

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

1.   BASIS OF PRESENTATION

General

          The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company”), except for the Company’s wholly-owned subsidiary trust which was required to be de-consolidated upon adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The Company adopted FIN 46(R) as of December 31, 2003. See “New Accounting Pronouncements” below. With the exception of the unconsolidated subsidiary trust, all significant inter-company accounts have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three-month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year.

2.    Recent Accounting Pronouncements

          In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132(R)”). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) are effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which becomes effective for the Company for fiscal years ending after June 15, 2004.

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

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

          The Company adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to its wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust (hereafter the “Capital Trust”), which is considered to be a special-purpose entity. The adoption of FIN 46(R) required the Company to de-consolidate the Capital Trust in its financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, the Company adjusted the presentation in its consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Note payable to Capital Trust”; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under “Investments” on the condensed consolidated balance sheets; and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under “Note payable to Capital Trust,” bringing the total “Note payable to Capital Trust” to $206.2 million on the condensed consolidated balance sheets. Once the redeemable convertible preferred securities have been redeemed or reach maturity, the investment in the Capital Trust of $6.2 million will be offset by the long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to the Company’s consolidated income statement. In addition, the Company adjusted the presentation in its consolidated income statements in all periods presented to reclassify the amounts previously recorded as “Dividends on redeemable convertible preferred securities” to “Interest expense, net – Capital Trust.” These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. Other than the de-consolidation of the Capital Trust, the adoption of FIN 46(R) did not impact the Company’s financial statements.

          In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”), which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS 106 and in providing disclosures related to the plan required by SFAS 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS 106 - and due to uncertainties regarding the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. We are currently evaluating the effects of the Medicare Prescription Drug Act on our other postretirement benefit plans and its participants, and have elected the one-time deferral. The Company’s accumulated post-retirement benefit obligation and net post-retirement benefit cost do not reflect the effects of the Medicare Prescription Drug Act. Additionally, once the specific authoritative guidance on the accounting for the federal subsidy is issued, it could result in a change to previously reported information.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

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

          The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

Three Months Ended March 31,
(Unaudited)
(In thousands, except per share data)
	2004	2003

Reported net income	$ 17,894	$ 10,057
Deduct –
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,203)	(1,713)

Pro forma net income	$ 16,691	$ 8,344

Pro forma net income applicable to common stockholders	$ 16,419	$ 8,026

Earnings per share:
Basic – as reported	$ 0.19	$ 0.11

Basic – pro forma	$ 0.18	$ 0.09

Diluted – as reported	$ 0.19	$ 0.11

Diluted – pro forma	$ 0.18	$ 0.09

4.    LONG-TERM DEBT

            Long-term debt as of March 31, 2004 and December 31, 2003 consisted of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
	(In thousands)

Senior notes	$ 432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	425	465

	882,538	882,575
Less current portion	(166)	(166)

Total long-term debt	$ 882,369	$ 882,409

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

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

	Three Months Ended March 31, 2004 (Unaudited)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)
Net Income	$17,894
Less: Preferred stock dividends	(272)

Basic EPS
Income applicable to common stockholders	17,622	92,902	$0.19
Effect of Dilutive Securities
Assumed exercise of outstanding stock options	—	713

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$17,622	93,615	$0.19

	Three Months Ended March 31, 2004 (Unaudited)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
	(In thousands, except per share data)
Net Income	$10,057
Less: Preferred stock dividends	(318)

Basic EPS
Income applicable to common stockholders	9,739	92,436	$0.11
Effect of Dilutive Securities
Assumed exercise of outstanding stock options	—	314

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$9,739	92,750	$0.11

          The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of March 31, 2004, and 7,381 shares of Series A Preferred Stock, outstanding as of March 31, 2003, which are convertible into Series A Common Stock; (ii) 10,938 shares of Series B Preferred Stock, outstanding as of March 31, 2004 and 2003, which are convertible into Series A Common Stock; and (iii) 1,400,000 shares of Series A Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities, outstanding as of March 31, 2004 and 2003, which are convertible into Series A Common Stock.

          Common stock options for 174,905 and 2,914,335 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of March 31, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

6.    GOODWILL AND INTANGIBLE ASSETS

         On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The Company’s intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the Federal Communications Commission (“FCC”). SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

         In December 2003, the Company reversed a reclassification it had made in December 2001 related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base ($66.9 million) to goodwill in the consolidated balance sheet. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill. Accordingly, in December 2003, the Company reversed its previous reclassification made in December 2001 and therefore the classification of the advertiser client base has reverted to the Company’s balance sheet presentation prior to December 2001. Since the advertiser client base is considered to be an intangible asset with a finite useful life under SFAS 142, it is required to be amortized over its estimated useful life. Accordingly, the Company resumed amortization and recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003, bringing the net book value of the advertiser client base to approximately $59.8 million as of December 31, 2003.

         Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill:

	March 31, 2004			December 31, 2003
	(Unaudited)			(Audited)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,828	$63,826	$ 59,002	$122,828	$62,938	$ 59,890
Network affiliations	95,493	32,306	63,187	95,493	31,708	63,785
Favorable leases	723	508	215	723	495	228

Total intangible assets subject to amortization	$219,044	$96,640	122,404	$219,044	$95,141	123,903

Intangible assets not subject to amortization
FCC licenses			2,288,168			2,288,168

Total intangible assets, net			$2,410,572			$2,412,071

Goodwill			$ 732,217			$ 732,217

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

          The Company’s amortization expense for finite-lived intangible assets was approximately $1.5 million in the three months ended March 31, 2004. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)

2004 (April 1 through December 31)	$ 4,478
2005	$ 5,971
2006	$ 5,952
2007	$ 5,941
2008	$ 5,941

7.    INCOME TAXES

           The provision for income taxes relating to income for the three months ended March 31, 2004 and 2003, consists of the following:

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2004	2003

Current	$ 7,898	$ 3,845
Deferred	3,116	2,320

Provision for income taxes	$ 11,014	$ 6,165

       The net deferred income tax liabilities are presented under the following captions on the Company’s condensed consolidated balance sheets:

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
(In thousands)

Current assets
Deferred income taxes	$ 5,178	$ 5,178
Noncurrent liabilities–
Deferred income taxes	885,214	882,098

Net deferred income tax liabilities	$ 880,036	$ 876,920

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

      The effective tax rate for the three months ended March 31, 2004 and 2003 was 38.1% and 38.0%, respectively. The Company expects its effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

 HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2004

8.    RELATED PARTY TRANSACTIONS

        The Hearst Corporation. As of March 31, 2004, The Hearst Corporation (“Hearst”) owned approximately 37.4% of the Company’s outstanding Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate approximately 65.2% of the outstanding voting power of the Company’s common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of the Company’s Series B common stock entitles Hearst to elect 11 of the 13 directors of the Company’s Board of Directors. During the three months ended March 31, 2004 and 2003, the Company was involved in the following transactions with Hearst or parties related to Hearst:

  Management Agreement. The Company recorded revenues of $1.0 million and $0.8 million in the three months ended March 31, 2004 and 2003, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
  Services Agreement. The Company incurred expenses of $1.1 million and $1.0 million in the three months ended March 31, 2004 and 2003, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company with certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
  Interest Expense, Net – Capital Trust. The Company incurred interest expense, net, relating to the subordinated debentures issued to its wholly-owned unconsolidated subsidiary, the Hearst-Argyle Capital Trust, of $0.8 million in both the three months ended March 31, 2004 and 2003, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of redeemable convertible preferred securities issued in December 2001 by the Hearst-Argyle Capital Trust.
  Dividends on Common Stock.    On January 15, 2004, the Company paid a cash dividend of $5.6 million, or $0.06 per share, on its Series A and Series B Common Stock, including Hearst’s share of the dividend of $3.6 million. On March 24, 2004, the Company declared a cash dividend of $5.6 million, or $0.06 per share, on its Series A and Series B Common Stock. The Company recorded Hearst’s share of the dividend of $3.6 million under Payable to The Hearst Corporation on the condensed consolidated balance sheet as of March 31, 2004. The dividend was paid on April 15, 2004 to all stockholders of record as of April 5, 2004. The Company did not declare or pay any dividends on Common Stock during the three-month period ended March 31, 2003.
  Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company $0.2 million in both the three months ended March 31, 2004 and 2003. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations. The lease was entered into on August 29, 1997 and subsequently extended. The lease for each radio station will continue until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2004. The Company anticipates that the lease will be renewed following August 31, 2004.

  Lifetime Entertainment Services. The Company recorded revenues of $0.5 million from Lifetime Entertainment Services (“Lifetime”) in both the three months ended March 31, 2004 and 2003. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s retransmission consent agreements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 March 31, 2004

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

          IBS.    In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company’s share of the income (loss) of IBS is included in Equity in income (loss) of affiliates in the accompanying condensed consolidated statements of income. On March 31, 2004, the parent company of the group of subsidiaries which own and operate the Web sites for each of our television stations (IBS/HATV LLC), paid its first dividend of approximately $2.6 million, arising from positive earnings and cash flows earned by the web sites in 2003. Of this amount, $1.3 million was paid to the Company and $1.3 million was paid to IBS. We account for our investment in IBS/HATV LLC under the equity method; accordingly, we reduced the carrying value of our investment by $1.3 million upon receipt of the dividend payment. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002, Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

        JP Morgan Chase Bank.    The lead agent bank under the Company’s $500 million credit facility entered into in April 1999 is JP Morgan Chase Bank (“Chase”). The outstanding balance on the credit facility was paid off as of September 2003, and the facility matured on April 12, 2004. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase.

      Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended March 31, 2004 and 2003, these sales generated revenues of approximately $0.2 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.1 million was distributed to the Company. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

      Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to the Company’s financial results during the three months ended March 31, 2004 and 2003.

 HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
 March 31, 2004

9.    EMPLOYEE BENEFIT PLANS

       Net Periodic Pension and Post-Retirement Costs

       The Company accounts for its defined benefit pension plans under the provisions of SFAS 87, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 – Recent Accounting Pronouncements.

     The following schedule presents the net periodic pension cost for the Company’s defined benefit pension plans in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2004	2003

Service cost	$ 1,837	$ 1,521
Interest cost	1,908	1,723
Expected return on assets	(2,226)	(2,336)
Amortization of prior service cost	123	124
Amortization of transitional asset	(24)	(28)
Recognized actuarial loss (gain)	357	(10)

Net periodic pension cost	$ 1,975	$ 994

        The Company accounts for its post-retirement benefit plan under the provisions of SFAS 106, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 – Recent Accounting Pronouncements.

        The following schedule presents the net periodic post-retirement benefit cost for the Company’s post-retirement benefit plan in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	(Unaudited) (In thousands)
	2004	2003

Service cost	$ 21	$ 16
Interest cost	85	83
Expected return on assets	—	—
Amortization of prior service cost	5	5
Amortization of transitional obligation	5	5
Recognized actuarial loss	6	—

Net periodic post-retirement benefit cost	$ 122	$ 109

        Contributions

        In the three months ended March 31, 2004, the Company made contributions of $13,000 to its defined benefit pension plans, and the Company contributed $0.1 million to the post-retirement benefit plan. During the year ending December 31, 2004, the Company expects to contribute approximately $1.7 million to its defined benefit pension plans and approximately $0.5 million to the post-retirement benefit plan.

HEARST-ARGYLE TELEVISION, INC.

 Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

        Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or the “Company”) own and operate 24 network-affiliated television stations. Additionally, we provide management services to two network-affiliated and one independent television stations and two radio stations (collectively, the “Managed Stations”) in exchange for a management fee. See Note 8 to the condensed consolidated financial statements. The results of operations for the three months ended March 31, 2004 and 2003 include: (i) the results of our 24 television stations which were owned for the entire periods presented and (ii) the management fees earned by us from the Managed Stations for the entire periods presented.

         Three Months Ended March 31, 2004
      Compared to Three Months Ended March 31, 2003

       Total revenues.    Total revenues include primarily (i) cash and barter advertising revenues, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenues. Other revenues represented less than 3.0% of total revenues. Total revenues in the three months ended March 31, 2004 were $166.9 million, as compared to $149.3 million in the three months ended March 31, 2003, an increase of $17.6 million or 11.8%. This increase was primarily attributable to the following factors: (i) an increase in net political advertising revenues of $9.5 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004); and (ii) an increase in demand by national and local advertisers, particularly in the categories of automotive, financial services, furniture and house-wares, and retail.

       Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $84.6 million in the three months ended March 31, 2004, as compared to $79.8 million in the three months ended March 31, 2003, an increase of $4.8 million or 6.0%. This increase was primarily due to (i) an increase of approximately $3.4 million, which resulted from higher sales commissions, overtime pay related to breaking news stories in certain markets, and salary increases; (ii) an increase of approximately $1.2 million in employee benefits and pension expenses; and (iii) an increase of approximately $0.7 million in news gathering and ratings services costs; partially offset by (iv) a decrease of approximately $0.6 million in bad debt expenses.

      Amortization of program rights.    Amortization of program rights was $15.3 million in the three months ended March 31, 2004, as compared to $16.1 million in the three months ended March 31, 2003, a decrease of $0.8 million or 5.0%. This decrease was primarily due to (i) cost savings by replacing certain higher cost first-run programs; and (ii) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California. We amortize the costs of off-network syndicated programs on an accelerated basis on the future number of showings, contemplating the estimated revenue to be earned per showing.

      Depreciation and amortization.    Depreciation and amortization was $12.5 million in the three months ended March 31, 2004, as compared to $11.0 million in the three months ended March 31, 2003, an increase of $1.5 million or 13.6%. Depreciation expense was $11.0 million in the three months ended March 31, 2004, as compared to $10.3 million in the three months ended March 31, 2003, an increase of $0.7 million or 6.8%. This increase was primarily due to a credit adjustment to depreciation expense of $0.4 million in the three months ended March 31, 2003; and the recording of approximately $0.2 million of accelerated depreciation in the three months ended March 31, 2004 on certain broadcasting equipment which management determined to be obsolete or damaged. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $1.5 million in the three months ended March 31, 2004, as compared to $0.6 million in the three months ended March 31, 2003, an increase of $0.9 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base to goodwill in the condensed consolidated balance sheet and ceased amortization. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS 142 be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 6 to the condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

        Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $5.6 million in the three months ended March 31, 2004, as compared to $4.9 million in the three months ended March 31, 2003, an increase of $0.7 million or 14.3%. This increase was primarily due to: (i) an increase in incentive compensation expense; and (ii) an increase in accounting and consulting fees.

        Operating income.    Operating income was $48.9 million in the three months ended March 31, 2004, as compared to $37.5 million in the three months ended March 31, 2003, an increase of $11.4 million or 30.4%. This net increase in operating income was due to the items discussed above.

        Interest expense, net.    Interest expense, net of interest income, was $16.4 million in the three months ended March 31, 2004, as compared to $17.4 million in the three months ended March 31, 2003, a decrease of $1.0 million or 5.7%. This decrease in interest expense, net, was primarily due to (i) a lower outstanding debt balance in the first quarter of 2004 than in the first quarter of 2003; and (ii) interest income of $0.4 million in the three months ended March 31, 2004, as compared to none in the three months ended March 31, 2003. Our outstanding long-term debt balance as of March 31, 2004 was approximately $882.4 million, as compared to approximately $944.3 million as of March 31, 2003. See Note 4 to the condensed consolidated financial statements.

       Interest Expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $3.75 million in both the three months ended March 31, 2004 and 2003. Interest expense, net – Capital Trust represents interest expense we incurred on the $206.2 million of subordinated debentures issued by us. Interest paid by us to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of redeemable convertible preferred securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company’s equity interest in the earnings of the Capital Trust and accordingly we have included such earnings of $0.1 million in Interest Expense, net – Capital Trust in both the three months ended March 31, 2004 and 2003. See Notes 2 and 8 to the condensed consolidated financial statements.

       Equity in income (loss) of affiliates. Equity in income (loss) of affiliates was $0.2 million of income in the three months ended March 31, 2004, as compared to $0.1 million of loss in the three months ended March 31, 2003, an increase of $0.3 million. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income (loss) of affiliates represents our equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended March 31, 2004 and 2003.

        Income taxes.    Income tax expense was $11.0 million in the three months ended March 31, 2004, as compared to $6.2 million in the three months ended March 31, 2003, an increase of $4.8 million or 77.4%. This increase in income tax expense was due to an increase in income before income taxes from $16.2 million in the three months ended March 31, 2003 to $28.9 million in the three months ended March 31, 2004. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The current and deferred portions of our income tax expense were $7.9 million and $3.1 million, respectively, in the three months ended March 31, 2004, compared to $3.9 million and $2.3 million, respectively, in the three months ended March 31, 2003. Our noncurrent deferred tax liability was $885.2 million and $882.1 million as of March 31, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

      Net income.    Net income was $17.9 million in the three months ended March 31, 2004, as compared to $10.1 million in the three months ended March 31, 2003, an increase of $7.8 million or 77.2%. This increase was due to the items discussed above, primarily an increase of $11.4 million in operating income; a decrease of $1.0 million in interest expense, net; an increase of $0.3 million in equity in income (loss) in affiliates; partially offset by an increase of $4.8 million in income tax expense, in the three months ended March 31, 2004, as compared to the three months ended March 31, 2003.
15

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

         As of March 31, 2004, our cash and cash equivalents balance was $116.7 million, as compared to $71.5 million as of December 31, 2003, an increase of $45.2 million. The net increase in cash and cash equivalents was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

      Operating Activities

       Net cash provided by operating activities was $54.3 million in the three months ended March 31, 2004, as compared to $35.4 million in the three months ended March 31, 2003, an increase of $18.9 million or 53.4%. This increase was primarily due to (i) the increase in our net revenues and net income compared to the same period in 2003, as discussed above under “Total revenues” and “Net income”; (ii) the dividend payment of $1.3 million we received from the IBS/HATV LLC (see Note 8 to the condensed consolidated financial statements under “IBS” for a discussion of the dividend payment); (iii) changes in working capital, primarily changes in accounts receivable, other assets, accounts payable and accrued liabilities, and other liabilities (see “changes in operating assets and liabilities” in the accompanying condensed consolidated statements of cash flows). See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

       Investing Activities

       Net cash used in investing activities was $6.5 million in the three months ended March 31, 2004, as compared to $6.1 million in the three months ended March 31, 2003, an increase of $0.4 million or 6.6%. During both periods, our primary investing activities were equipment purchases related to (i) maintenance; (ii) special projects and towers; and (iii) digital conversions, as mandated by the FCC.

        Investments in property, plant and equipment were $6.5 million and $6.1 million in the three months ended March 31, 2004 and 2003, respectively, and were funded using our net cash provided by operating activities. For the year ended December 31, 2003, we invested approximately $25.4 million, including approximately (i) $14.5 million in maintenance projects; (ii) $3.8 million in digital conversion; and (iii) $7.1 million in special projects. For the year ending December 31, 2004, we expect to invest approximately $40.0 million in property, plant and equipment, including approximately (i) $25.0 million in maintenance projects; (ii) $4.0 million for the full-power completion of certain digital television build-outs; and (iii) $11.0 million in special projects, including the initial costs associated with a new facility to be built in Kansas City, Missouri over the next 36 months. We expect to invest approximately $17.5 million on our new facility in Kansas City. Since 1997 through March 31, 2004, we have invested approximately $60.0 million related to digital conversions, as mandated by the Federal Communications Commission (“FCC”).

        On January 23, 2004, we entered into an Asset Purchase Agreement with WMTW Broadcast Group, LLC to acquire WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for $37.5 million in cash, which we anticipate will be funded using cash provided by operating activities. The transaction is contingent upon approval by the FCC and other customary closing conditions, and is expected to close in the second quarter of 2004.

       Financing Activities

       Net cash used in financing activities was $2.6 million in the three months ended March 31, 2004, as compared to $28.0 million in the three months ended March 31, 2003, a decrease of $25.4 million or 90.7%. This decrease was primarily due to (i) net pay-downs to the credit facility from net cash provided by operating activities of $29.0 million in the three months ended March 31, 2003, as compared to none in the three months ended March 31, 2004; (ii) an increase in proceeds from stock option exercises of approximately $3.7 million in the three months ended March 31, 2004; partially offset by (iii) a dividend payment on our common stock of $5.6 million, which was declared in the fourth quarter 2003; and (iv) a redemption of our preferred stock of $1.6 million in January 2004. As of March 31, 2004, there was no outstanding balance due under our credit facility.

 HEARST-ARGYLE TELEVISION, INC.

          Our debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of March 31, 2004.

         On February 27, 2003, a holder of our Series A Preferred Stock, exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock. On August 12, 2003, we exercised our option and notified the holders of our intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. On January 1, 2004, we redeemed 1,600 shares of Series A Preferred Stock. As of March 31, 2004, we had 5,781 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. We have the option to redeem all or a portion of the Series A and B Preferred Stock at any time at a price equal to $1,000 per share plus any accrued and unpaid dividends. The remaining 5,781 shares of Series A Preferred Stock will be redeemed on January 1, 2005. The remaining shares of Series B Preferred Stock will be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005.

        On January 15, 2004, we paid dividends which were declared on December 3, 2003 on our Series A and Series B Common Stock in the amount of $5.6 million. On March 24, 2004, our Board of Directors declared a cash dividend for the first quarter of 2004 of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. The dividend was paid on April 15, 2004 to all stockholders of record as of April 5, 2004. We did not declare or pay any dividends on Common Stock in the three-month period ended March 31, 2003.

        In May 1998, our Board of Directors authorized the repurchase of up to $300 million of our outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. Between May 1998 and March 31, 2004, we have spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24. We did not repurchase any shares of our Series A Common Stock during the first quarter of 2004. There can be no assurance that we will repurchase shares in the future or, if we do, what the terms of such repurchases will be.

        As of March 31, 2004, there was no outstanding balance due under our credit facility, as it was fully paid off in September 2003. The Company is currently negotiating a new credit facility. See Notes 4 and 8 to the condensed consolidated financial statements.

        As of March 31, 2004, our long-term debt obligations, exclusive of capital lease obligations, were $882.1 million, all of which mature after 2005. All of our long-term debt obligations as of March 31, 2004 bear interest at a fixed rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of March 31, 2004. Such credit ratings are considered to be investment grade. See Note 4 to the condensed consolidated financial statements.

       We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts we expect to be available under a new credit facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter. We intend to enter into a new credit facility in the second quarter of 2004.

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

 HEARST-ARGYLE TELEVISION, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of March 31, 2004, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4.  Controls and Procedures

       An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
18

HEARST-ARGYLE TELEVISION, INC.

PART II

 OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

       (b) Reports on Form 8-K:

       On February 26, 2004, the Company furnished a Current Report on Form 8-K under Items 7, 9 and 12 reporting the issuance of a press release reporting financial results and earnings for the Company’s quarterly period and year ended December 31, 2003.

         On March 9, 2004, the Company furnished a Current Report on Form 8-K under Items 7, 9 and 12 reporting the filing of materials to be used at the Bear Stearns Investment Conference held on March 9, 2004.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel

Dated:	April 29, 2004

Name	Title	Date

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2004

/s/ J. BRADFORD HINCKLEY J. Bradford Hinckley	Corporate Controller (Principal Accounting Officer)	April 29, 2004

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.