Form 10-K/A
period 2003-12-31
HEARST ARGYLE TELEVISION INC
filed 2004-06-04
CIK 949536

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 in order to modify language in Item 9A, Exhibit 31.1 and Exhibit 31.2.

FORWARD-LOOKING STATEMENTS

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are the controls and other procedures that have been designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, David J. Barrett, our President and Chief Executive Officer, and Harry T. Hawks, our Executive Vice President and Chief Financial Officer, have concluded that, as of December 31, 2003, these controls and procedures were effective.

(b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2003, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

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
Name: Jonathan C. Mintzer Title: Vice President, Secretary and General Counsel Dated: June 3, 2004

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

	Signatures	Title	Date

	*	President, Chief Executive Officer and Director (Principal Executive Officer)	June 3, 2004
David J. Barrett

	*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	June 3, 2004
Harry T. Hawks

	/s/ BRIAN G. HARRIS	Corporate Controller (Principal Accounting Officer)	June 3, 2004
Brian G. Harris

	*	Chairman of the Board	June 3, 2004
Victor F. Ganzi

	*	Director	June 3, 2004
Frank A. Bennack, Jr.

	*	Director	June 3, 2004
John G. Conomikes

	*	Director	June 3, 2004
Ken J. Elkins

	Signatures	Title	Date

	*	Director	June 3, 2004
George R. Hearst

	*	Director	June 3, 2004
William R. Hearst III

	*	Director	June 3, 2004
Bob Marbut

	*	Director	June 3, 2004
Gilbert C. Maurer

	*	Director	June 3, 2004
Michael E. Pulitzer

	*	Director	June 3, 2004
David Pulver

	*	Director	June 3, 2004
Virginia H. Randt

	*	Director	June 3, 2004
Caroline L. Williams

*	/s/ JONATHAN C. MINTZER
Jonathan C. Mintzer, Attorney-in-Fact

