Form 10-Q
period 2004-06-30
HEARST ARGYLE TELEVISION INC
filed 2004-07-30
CIK 949536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

        As of July 23, 2004, the registrant had 93,173,452 shares of common stock outstanding, consisting of 51,874,804 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

HEARST-ARGYLE TELEVISION, INC.

	June 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$ 138,067	$ 71,528
Accounts receivable, net	151,460	147,455
Program and barter rights	17,383	54,725
Deferred income taxes	5,178	5,178
Other	6,770	5,786

Total current assets	318,858	284,672

Property, plant and equipment, net	283,015	288,290

Intangible assets, net	2,409,080	2,412,071

Goodwill	732,217	732,217

Other noncurrent assets:
Deferred financing and acquisition costs, net	13,848	14,592
Investments	33,341	34,059
Program and barter rights	892	2,562
Other	28,077	30,624

Total other noncurrent assets	76,158	81,837

Total assets	$3,819,328	$3,799,087

(Continued)

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	June 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 9,103	$ 9,834
Accrued liabilities	57,491	50,833
Program and barter rights payable	18,563	55,741
Payable to The Hearst Corporation	3,684	5,925
Other	5,719	8,085

Total current liabilities	94,560	130,418

Noncurrent liabilities:
Program and barter rights payable	2,022	4,141
Long-term debt	882,321	882,409
Note payable to Capital Trust	206,186	206,186
Deferred income taxes	891,067	882,098
Other liabilities	22,534	21,453

Total noncurrent liabilities	2,004,130	1,996,287

Series A and B preferred stock to be redeemed	16,719	18,319

Stockholders’ equity:
Preferred stock	—	—
Series A common stock	551	547
Series B common stock	413	413
Additional paid-in capital	1,277,180	1,269,514
Retained earnings	511,723	469,537
Accumulated other comprehensive loss, net	(5,249)	(5,249)
Treasury stock, at cost	(80,699)	(80,699)

Total stockholders’ equity	1,703,919	1,654,063

Total liabilities and stockholders’ equity	$3,819,328	$3,799,087

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited) (In thousands, except per share data)

Total revenue	$197,958	$179,605	$364,822	$328,881

Station operating expenses:
Salaries, benefits and other operating costs	87,210	81,028	171,804	160,861
Amortization of program rights	14,818	15,830	30,129	31,922
Depreciation and amortization	12,356	13,136	24,851	24,096
Corporate general and administrative expenses	6,113	4,884	11,702	9,758

Operating income	77,461	64,727	126,336	102,244

Interest expense, net	16,005	17,351	32,421	34,760
Interest expense, net – Capital Trust	3,750	3,750	7,500	7,500
Equity in income of affiliates, net	463	370	662	234

Income before income taxes	58,169	43,996	87,077	60,218

Income taxes	22,162	16,718	33,176	22,883

Net income	36,007	27,278	53,901	37,335

Less preferred stock dividends	272	297	544	615

Income applicable to common stockholders	$ 35,735	$ 26,981	$ 53,357	$ 36,720

Income per common share – basic:	$ 0.38	$ 0.29	$ 0.57	$ 0.40

Number of common shares used in the calculation	93,087	92,554	92,995	92,495

Income per common share – diluted:	$ 0.37	$ 0.29	$ 0.57	$ 0.40

Number of common shares used in the calculation	101,601	92,963	93,641	92,856

Dividends per common share declared	$ 0.06	$ —	$ 0.12	$ —

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited) (In thousands)

Operating Activities
Net income	$ 53,901	$37,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,860	22,863
Amortization of intangible assets	2,991	1,233
Amortization of program rights	30,129	31,922
Program payments	(30,386)	(31,161)
Amortization of deferred financing costs	1,163	1,455
Deferred income taxes	8,969	8,611
Equity in income of affiliates, net	(662)	(234)
Provision for doubtful accounts	(408)	144
Loss on disposal of fixed assets	7	34
Dividends received from affiliates	1,330	—
Changes in operating assets and liabilities:
Accounts receivable	(3,707)	616
Other assets	1,563	1,640
Accounts payable and accrued liabilities	5,888	(9,690)
Other liabilities	(3,579)	(1,566)

Net cash provided by operating activities	89,059	63,202

Investing Activities
Purchases of property, plant, and equipment:
Maintenance	(9,018)	(6,764)
Special projects/towers	(7,357)	(4,828)
Digital	(592)	(3,011)

Other, net	45	142

Net cash used in investing activities	(16,922)	(14,461)

Financing Activities
Dividends paid on common stock	(11,147)	—
Dividends paid on preferred stock	(544)	(615)
Redemption of preferred stock	(1,600)	—
Proceeds from employee stock purchase plan	1,100	1,069
Proceeds from stock option exercises	6,681	1,496
Borrowings from Credit Facility	—	172,150
Repayments to Credit Facility	—	(220,150)
Principal payments on capital lease obligations	(88)	(62)

Net cash used in financing activities	(5,598)	(46,112)

Increase in cash and cash equivalents	66,539	2,629
Cash and cash equivalents at beginning of period	71,528	4,442

Cash and cash equivalents at end of period	$138,067	$ 7,071

Supplemental Cash Flow Information:

Cash paid during the period:

Interest	$ 31,895	$33,342

Interest on Note payable to Capital Trust	$ 7,500	$ 7,500

Income taxes, net of refunds of $1,218 and $6 in the six months
ended June 30, 2004 and 2003, respectively	$ 18,481	$11,971

Non-cash investing and financing activities-
Capital lease obligations entered into during the period	$ —	$ 229

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

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

        The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132(R)”). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) are effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which becomes effective for the Company for year ending December 31, 2004.

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

        The Company adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to its wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust (hereafter the “Capital Trust”), which is considered to be a special-purpose entity. The adoption of FIN 46(R) required the Company to de-consolidate the Capital Trust in its financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, the Company adjusted the presentation in its condensed consolidated balance

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Note payable to Capital Trust”; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under “Investments” on the condensed consolidated balance sheets; and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under “Note payable to Capital Trust,”bringing the total “Note payable to Capital Trust” to $206.2 million on the condensed consolidated balance sheets. Once the redeemable convertible preferred securities have been redeemed or reach maturity, the investment in the Capital Trust of $6.2 million will be offset by the long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to the Company’s consolidated income statement. In addition, the Company adjusted the presentation in its consolidated income statements in all periods presented to reclassify the amounts previously recorded as “Dividends on redeemable convertible preferred securities” to “Interest expense, net –Capital Trust.” These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. Other than the de-consolidation of the Capital Trust, the adoption of FIN 46(R) did not impact the Company’s financial statements.

        In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supercedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. We are currently evaluating the effects of the Act on our post-retirement benefit plans and its participants; therefore, the Company’s accumulated post-retirement benefit obligation and net post-retirement benefit cost do not reflect the effects of the Act.

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF No. 03-16”), which requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors are required to apply the equity method of accounting to their investments with any ownership interest greater than 3-5%. EITF No. 03-16 is effective for reporting periods beginning after June 15, 2004. The Company does not believe that adoption of EITF No. 03-16 will have a material effect on the Company’s financial statements.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

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

        The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,

	(Unaudited)		(Unaudited)
	(In thousands, except per share data)
	2004	2003	2004	2003
Reported net income	$36,007	$27,278	$53,901	$37,335
Deduct —
Total stock-based employee compensation
expense determined under the fair value
method for all awards, net of related tax	(1,227)	(1,677)	(2,435)	(3,390)

Pro forma net income	$34,780	$25,601	$51,466	$33,945

Pro forma net income applicable to common stockholders	$34,508	$25,304	$50,922	$33,330

Earnings per share:
Basic — as reported	$ 0.38	$ 0.29	$ 0.57	$ 0.40

Basic — pro forma	$ 0.37	$ 0.27	$ 0.55	$ 0.36

Diluted — as reported	$ 0.37	$ 0.29	$ 0.57	$ 0.40

Diluted — pro forma	$ 0.36	$ 0.27	$ 0.54	$ 0.36

4.    LONG-TERM DEBT

        Long-term debt as of June 30, 2004 and December 31, 2003 consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
	(In thousands)

Senior notes	$ 432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	377	465

	882,487	882,575
Less current portion	(166)	(166)

Total long-term debt	$882,321	$882,409

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

5.    EARNINGS PER SHARE

        The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth the reconciliation between basic and diluted EPS:

	Three Months Ended June 30, 2004 (Unaudited)			Six Months Ended June 30, 2004 (Unaudited)

	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
	(In thousands, except per share data)
Net income	$36,007			$53,901
Less: Preferred stock dividends	(272)			(544)

Basic EPS —
Income applicable to common stockholders	$35,735	93,087	$ 0.38	$53,357	92,995	$ 0.57
Effect of Dilutive Securities:
Assumed conversion of the Redeemable Convertible Preferred Securities	2,321	7,935		—	—
Assumed exercise of outstanding stock options	—	579		—	646

Diluted EPS —
Income applicable to common stockholders plus assumed conversions	$38,056	101,601	$ 0.37	$53,357	93,641	$ 0.57

	Three Months Ended June 30, 2003 (Unaudited)			Six Months Ended June 30, 2003 (Unaudited)
	Income (Numerator)	Shares (Denominator)	Per- Share Amount	Income (Numerator)	Shares (Denominator)	Per- Share Amount
	(In thousands, except per share data)
Net income	$27,278			$37,335
Less: Preferred stock dividends	(297)			(615)

Basic EPS —
Income applicable to common stockholders	$26,981	92,554	$ 0.29	$36,720	92,495	$ 0.40
Effect of Dilutive Securities —
Assumed exercise of outstanding stock options	—	409		—	361

Diluted EPS —
Income applicable to common stockholders plus assumed conversions	$26,981	92,963	$ 0.29	$36,720	92,856	$ 0.40

        The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of June 30, 2004, and 7,381 shares of Series A Preferred Stock, outstanding as of June 30, 2003, which are convertible into Series A Common Stock; (ii) 10,938 shares of Series B Preferred Stock, outstanding as of June 30, 2004 and 2003, which are convertible into Series A Common Stock.

        The dilution test for the Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended June 30, 2004, 7,935,068 shares of Series A common stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are included in the

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

number of common shares used in the calculation of diluted EPS. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. For all other periods presented, these shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

        Common stock options for 1,274,172 and 2,912,613 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of June 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

        On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan (“Incentive Compensation Plan”). Under the Incentive Compensation Plan, the Company may award various forms of incentive compensation to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock.

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

        In December 2003, the Company reversed a reclassification it had made in December 2001 related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base ($66.9 million) to goodwill in the consolidated balance sheet. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill. Accordingly, in December 2003, the Company reversed its previous reclassification made in December 2001 and therefore the classification of the advertiser client base has reverted to the Company’s balance sheet presentation prior to December 2001. Since the advertiser client base is considered to be an intangible asset with a finite useful life under SFAS 142, it is required to be amortized over its estimated useful life. Accordingly, the Company resumed amortization and recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003, bringing the net book value of the advertiser client base to approximately $59.8 million as of December 31, 2003. The amortization expense on the advertiser client base was $0.9 million and $1.8 million for the three and six months ended June 30, 2004, respectively, bringing the net book value of the related intangible asset to $58.1 million as of June 30, 2004.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill:

	June 30, 2004 (Unaudited)			December 31, 2003 (Audited)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,828	$64,708	$ 58,120	$122,828	$62,938	$ 59,890
Network affiliations	95,493	32,903	62,590	95,493	31,708	63,785
Favorable leases	723	521	202	723	495	228

Total intangible assets subject to amortization	$219,044	$98,132	120,912	$219,044	$95,141	123,903

Intangible assets not subject to amortization — FCC licenses			2,288,168			2,288,168

Total intangible assets, net			$2,409,080			$2,412,071

Goodwill			$ 732,217			$ 732,217

        The Company’s amortization expense for finite-lived intangible assets was approximately $1.5 million and $3.0 million in the three and six months ended June 30, 2004, respectively. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)

2004 (July 1 through December 31)	$ 2,986
2005	$ 5,971
2006	$ 5,952
2007	$ 5,941
2008	$ 5,941

7.    INCOME TAXES

        The provision for income taxes relating to income for the three and six months ended June 30, 2004 and 2003, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited) (In thousands)

	2004	2003	2004	2003
Current	$16,309	$10,427	$24,207	$14,272
Deferred	5,853	6,291	8,969	8,611

Provision for income taxes	$22,162	$16,718	$33,176	$22,883

        The net deferred income tax liabilities are presented under the following captions on the Company’s condensed consolidated balance sheets:

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
	(In thousands)

Current assets — Deferred income taxes	$ 5,178	$ 5,178
Noncurrent liabilities — Deferred income taxes	891,067	882,098

Net deferred income tax liabilities	$885,889	$876,920

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

        The provision for income taxes is computed based on the pretax income included in the condensed consolidated statements of income. The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The effective tax rate for both the three and six months ended June 30, 2004 was 38.1%. The effective tax rate for both the three and six months ended June 30, 2003 was 38.0%. The Company expects its effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

8.    RELATED PARTY TRANSACTIONS

        The Hearst Corporation. As of June 30, 2004, The Hearst Corporation (“Hearst”) owned approximately 38.1% of the Company’s outstanding Series A common stock and 100% of the Company’s Series B common stock, representing in the aggregate 65.6% of the outstanding voting power of the Company’s common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of the Company’s Series B common stock entitles Hearst to elect 11 of the 13 directors of the Company’s Board of Directors. During the three and six months ended June 30, 2004 and 2003, the Company was involved in the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. The Company recorded revenue of $1.2 million and $2.2 million in the three and six months ended June 30, 2004, respectively, and $1.0 million and $1.9 million in the three and six months ended June 30, 2003, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
•	Services Agreement. The Company incurred expenses of $1.1 million and $2.1 million in the three and six months ended June 30, 2004, respectively, and $0.9 million and $1.9 million in the three and six months ended June 30, 2003, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company with certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
•	Interest Expense, Net – Capital Trust. The Company incurred interest expense, net, relating to the subordinated debentures issued to its wholly-owned unconsolidated subsidiary, the Hearst-Argyle Capital Trust, of $0.8 million and $1.5 million in both the three and six months ended June 30, 2004 and 2003, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of redeemable convertible preferred securities issued in December 2001 by the Hearst-Argyle Capital Trust.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

•	Dividends on Common Stock. The Company paid a cash dividend of $5.6 million and $11.1 million, or $0.06 per share and $0.12 per share, on its Series A and Series B Common Stock in the three and six months ended June 30, 2004, respectively, including Hearst’s share of the dividend of $3.6 million and $7.3 million, in the three and six months ended June 30, 2004, respectively. On May 5, 2004, the Company declared a cash dividend of $5.6 million, or $0.06 per share, on its Series A and Series B Common Stock. The Company recorded Hearst’s share of the dividend of $3.7 million in Payable to The Hearst Corporation and the remaining $1.9 million in Other under Current liabilities on the condensed consolidated balance sheet as of June 30, 2004. The dividend was paid on July 15, 2004 to all stockholders of record as of July 5, 2004. The Company did not declare or pay any dividends on Common Stock during the three and six-month periods ended June 30, 2003.
•	Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company $0.2 million and $0.4 million in both the three and six months ended June 30, 2004 and 2003. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations. The lease was entered into on August 29, 1997 and subsequently extended. The lease for each radio station will continue until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice, or (ii) August 31, 2004. The Company anticipates that the lease will be renewed following August 31, 2004.
•	Lifetime Entertainment Services. The Company recorded revenue of approximately $0.5 million and $1.0 million from Lifetime Entertainment Services (“Lifetime”) in the three and six months ended June 30, 2004, respectively, and approximately $0.4 million and $0.9 million in the three and six months ended June 30, 2003, respectively. The Company has an agreement with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing Lifetime Movie Channel distribution and subscribers; and (ii) Lifetime provides services to the Company in respect to the negotiation of the Company’s agreements with cable, satellite and certain other multi-channel video programming distributors.

        NBC Universal.    In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a joint venture with NBC Universal, in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. The Company’s share of the income (loss) in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income of affiliates, net in the accompanying condensed consolidated statements of income. Emerson Coleman, Vice President, Programming of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

        IBS.    In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. The Company also owns 49.9% of IBS/HATV LLC, the parent company of the group of subsidiaries which own and operate the websites for each of our television stations. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company’s share of the income (loss) of IBS is included in Equity in income of affiliates, net in the accompanying condensed consolidated statements of income. On March 31, 2004 IBS/HATV LLC paid its first dividend of approximately $2.6 million, arising from positive earnings and cash flows earned by the web sites in 2003. Of this amount, $1.3 million was paid to the Company and $1.3 million was paid to IBS. We account for our investment in IBS/HATV LLC under the equity method; accordingly, we reduced the carrying value of our investment by $1.3 million upon receipt of the dividend payment. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002, Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. In addition, IBS also provides hosting services for the Company’s corporate Web site for a nominal amount.

        J.P. Morgan Chase & Co. The lead agent bank under the Company’s $500 million credit facility entered into in April 1999 is J.P. Morgan Chase & Co (“Chase”). The outstanding balance on the credit facility was paid off as of September 2003, and the facility matured on April 12, 2004. Frank A. Bennack, Jr., a Director of the Company, is also a Director of Chase. We expect to enter into a new agreement with Chase, and other parties, before the end of the year.

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

        Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended June 30, 2004 and 2003, these sales generated revenue of approximately $0.3 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.2 million was distributed to the Company. In both the six months ended June 30, 2004 and 2003, these sales generated revenue of approximately $0.5 million, of which approximately $0.2 million was distributed to SBTV and approximately $0.3 million was distributed to the Company. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

        Other Related Parties. In the ordinary course of business, the Company enters into other transactions with related parties, none of which were material to the Company’s financial results during the three and six months ended June 30, 2004 and 2003.

9.    EMPLOYEE BENEFIT PLANS

       Net Periodic Pension and Post-Retirement Costs

        The Company accounts for its defined benefit pension plans under the provisions of SFAS 87, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 – Recent Accounting Pronouncements.

        The following schedule presents the net periodic pension cost for the Company’s defined benefit pension plans in the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	(Unaudited) (In thousands)

	2004	2003	2004	2003
Service cost	$1,851	$1,521	$3,688	$3,042
Interest cost	1,923	1,723	3,831	3,446
Expected return on assets	(2,244)	(2,336)	(4,470)	(4,673)
Amortization of prior service cost	123	124	246	249
Amortization of transitional obligation	(24)	(28)	(48)	(56)
Recognized actuarial loss	362	(10)	719	(20)

Net periodic post-retirement benefit cost	$1,991	$ 944	$3,966	$1,988

        The Company accounts for its post-retirement benefit plan under the provisions of SFAS 106, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 – Recent Accounting Pronouncements.

        The following schedule presents the net periodic post-retirement benefit cost for the Company’s post-retirement benefit plan in the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,

	(Unaudited) (In thousands)

	2004	2003	2004	2003
Service cost	$ 21	$ 16	$ 42	$ 32
Interest cost	85	83	170	166
Expected return on assets	—	—	—	—
Amortization of prior service cost	5	5	10	10
Amortization of transitional obligation	5	5	10	10
Recognized actuarial loss	6	—	12	—

Net periodic post-retirement benefit cost	$122	$109	$244	$218

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
June 30, 2004

       Contributions

        In the three months ended June 30, 2004, the Company made contributions of $0.2 million to its defined benefit pension plans, and the Company contributed $0.1 million to the post-retirement benefit plan. In the six months ended June 30, 2004, the Company made contributions of $0.2 million to its defined benefit pension plans, and the Company contributed $0.3 million to the post-retirement benefit plan. During the year ending December 31, 2004, the Company expects to contribute approximately $1.7 million to its defined benefit pension plans and approximately $0.5 million to the post-retirement benefit plan.

10.    PREFERRED STOCK

        On August 12, 2003, the Company exercised its option and notified the holders of its intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. On January 1, 2004, the Company redeemed 1,600 shares of Series A Preferred Stock. As of June 30, 2004, the Company had 5,781 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The remaining 5,781 shares of Series A Preferred Stock will be redeemed on January 1, 2005. The remaining shares of Series B Preferred Stock will be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005. Accordingly, the Company has classified the Series A and B Preferred Stock as temporary equity in the accompanying condensed consolidated June 30, 2004, balance sheet. In addition, the Company reclassified the Series A and B Preferred Stock in the accompanying December 31, 2003, balance sheet to conform to this presentation.

11.    GUARANTEE

        The Company has guaranteed the payments by its wholly-owned unconsolidated subsidiary trust (the "Capital Trust") on the Redeemable Convertible Preferred Securities in the amount of $200.0 million. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company's controlled affiliates; and (iii) senior to the Company's Common Stock. The Company made the guarantee to enable the Capital Trust to issue the Redeemable Convertible Preferred Securities in the amount of $200.0 million to the holders.

12.    SUBSEQUENT EVENT

        On July 1, 2004, the Company completed the purchase of the television broadcasting assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38 million in cash.

HEARST-ARGYLE TELEVISION, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or the “Company”), as of June 30, 2004, owned and operated 24 network-affiliated television stations. Additionally, we provided management services to two network-affiliated and one independent television stations and two radio stations (collectively, the “Managed Stations”) in exchange for a management fee. See Note 8 to the condensed consolidated financial statements. The results of operations for the three and six months ended June 30, 2004 and 2003 included: (i) the results of our 24 television stations which were owned for all periods presented and (ii) the management fees earned by us from the Managed Stations for all periods presented.

       Three Months Ended June 30, 2004
       Compared to Three Months Ended June 30, 2003

        Total revenue.    Total revenue primarily included (i) cash and barter advertising revenue, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenue. Network compensation and other revenue represented 5.9% of total revenue for the three months ended June 30, 2004. Total revenue in the three months ended June 30, 2004 was $198.0 million, as compared to $179.6 million in the three months ended June 30, 2003, an increase of $18.4 million or 10.2%. This increase was primarily attributable to the following factors: (i) an increase in net political advertising revenue of $9.3 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004); and (ii) an increase in demand by national and local advertisers, particularly in the categories of automotive, retail, furniture and house-wares, telecommunications, and fast foods.

        Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $87.2 million in the three months ended June 30, 2004, as compared to $81.0 million in the three months ended June 30, 2003, an increase of $6.2 million or 7.7%. This increase was primarily due to (i) an increase of approximately $2.4 million, resulting from higher sales commissions, overtime pay related to breaking news stories in certain markets, and salary increases; (ii) an increase of approximately $1.5 million in employee benefits and pension expenses; and (iii) an increase of approximately $0.7 million in news gathering and ratings services costs; partially offset by (iv) decreases in bad debt provision, and promotion and other costs.

        Amortization of program rights.    Amortization of program rights was $14.8 million in the three months ended June 30, 2004, as compared to $15.8 million in the three months ended June 30, 2003, a decrease of $1.0 million or 6.3%. This decrease was primarily due to (i) cost savings by replacing certain higher cost first-run programs; and (ii) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California. We amortize the costs of off-network syndicated programs on an accelerated basis on the future number of showings, contemplating the estimated revenue to be earned per showing.

        Depreciation and amortization.    Depreciation and amortization was $12.4 million in the three months ended June 30, 2004, as compared to $13.1 million in the three months ended June 30, 2003, a decrease of $0.7 million or 5.3%. Depreciation expense was $10.9 million in the three months ended June 30, 2004, as compared to $12.5 million in the three months ended June 30, 2003, a decrease of $1.6 million or 12.8%. This decrease was primarily due to the Company’s recording of approximately $2.1 million of accelerated depreciation in the three months ended June 30, 2003 on certain broadcasting equipment which management reevaluated the useful life, partially offset by increased depreciation expense from recent investments in broadcast assets. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $1.5 million in the three months ended June 30, 2004, as compared to $0.6 million in the three months ended June 30, 2003, an increase of $0.9 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base to goodwill in the condensed consolidated balance sheet and ceased amortization. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS 142 be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 6 to the condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

        Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $6.1 million in the three months ended June 30, 2004, as compared to $4.9 million in the three months ended June 30, 2003, an increase of $1.2 million or 24.5%. This increase was primarily due to an increase in: (i) headcount; (ii) accounting and consulting fees to comply with public company compliance requirements; and (iii) incentive compensation expense.

        Operating income.    Operating income was $77.5 million in the three months ended June 30, 2004, as compared to $64.7 million in the three months ended June 30, 2003, an increase of $12.8 million or 19.8%. This net increase in operating income was due to the items discussed above.

        Interest expense, net.    Interest expense, net of interest income, was $16.0 million in the three months ended June 30, 2004, as compared to $17.4 million in the three months ended June 30, 2003, a decrease of $1.4 million or 8.0%. This decrease in interest expense, net, was primarily due to (i) a lower outstanding debt balance in the second quarter of 2004 than in the second quarter of 2003; (ii) the maturity of the credit facility in April 2004 (see Note 8 to the condensed consolidated financial statements); and (iii) an increase in interest income of $0.2 million in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. The Company’s outstanding debt balance as of June 30, 2004 was $882.5 million, as compared to $925.7 million as of June 30, 2003. See Note 4 of the condensed consolidated financial statements.

        Interest Expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $3.75 million in both the three months ended June 30, 2004 and 2003. Interest expense, net – Capital Trust primarily represented interest expense we incurred on the $206.2 million of subordinated debentures issued by us. Interest paid by us to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of redeemable convertible preferred securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company’s equity interest in the earnings of the Capital Trust and accordingly we have included such earnings of $0.1 million in Interest Expense, net – Capital Trust in both the three months ended June 30, 2004 and 2003. See Notes 2 and 8 to the condensed consolidated financial statements.

        Equity in income of affiliates, net. Equity in income of affiliates, net was $0.5 million in the three months ended June 30, 2004, as compared to $0.4 million in the three months ended June 30, 2003, an increase of $0.1 million or 25.0%. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. (“IBS”). Equity in income of affiliates, net represented the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended June 30, 2004 and 2003.

        Income taxes.    Income tax expense was $22.2 million in the three months ended June 30, 2004, as compared to $16.7 million in the three months ended June 30, 2003, an increase of $5.5 million or 32.9%. This increase in income tax expense was due to an increase in income before income taxes from $44.0 million in the three months ended June 30, 2003 to $58.2 million in the three months ended June 30, 2004. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The current and deferred portions of our income tax expense were $16.3 million and $5.9 million, respectively, in the three months ended June 30, 2004, compared to $10.4 million and $6.3 million, respectively, in the three months ended June 30, 2003. Our noncurrent deferred tax liability was $891.1 million and $882.1 million as of June 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

        Net income.    Net income was $36.0 million in the three months ended June 30, 2004, as compared to $27.3 million in the three months ended June 30, 2003, an increase of $8.7 million or 31.9%. This increase was due to the items discussed above, primarily an increase of $12.8 million in operating income; a decrease of $1.4 million in interest expense, net; partially offset by an increase of $5.5 million in income tax expense.

HEARST-ARGYLE TELEVISION, INC.

       Six Months Ended June 30, 2004
       Compared to Six Months Ended June 30, 2003

        Total revenue.    Total revenue primarily included (i) cash and barter advertising revenue, net of agency and national representatives’ commissions; (ii) network compensation; and (iii) other revenue. Network compensation and other revenue represented 6.2% of total revenue for the six months ended June 30, 2004. Total revenue in the six months ended June 30, 2004 was $364.8 million, as compared to $328.9 million in the six months ended June 30, 2003, an increase of $35.9 million or 10.9%. This increase was primarily attributable to the following factors: (i) an increase in net political advertising revenue of $18.8 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004); and (ii) an increase in demand by national and local advertisers, particularly in the categories of automotive, retail, furniture and house-wares, financial services, and telecommunications.

        Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $171.8 million in the six months ended June 30, 2004, as compared to $160.9 million in the six months ended June 30, 2003, an increase of $10.9 million or 6.8%. This increase was primarily due to (i) an increase of approximately $5.8 million, resulting from higher sales commissions, overtime pay related to breaking news stories in certain markets, and salary increases; (ii) an increase of approximately $2.7 million in employee benefits and pension expenses; and (iii) an increase of approximately $1.4 million in news gathering and ratings services costs; partially offset by (iv) decreases in bad debt expenses and promotion and other costs.

        Amortization of program rights.    Amortization of program rights was $30.1 million in the six months ended June 30, 2004, as compared to $31.9 million in the six months ended June 30, 2003, a decrease of $1.8 million or 5.6%. This decrease was primarily due to (i) cost savings by replacing certain higher cost first-run programs; and (ii) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California. We amortize the costs of off-network syndicated programs on an accelerated basis on the future number of showings, contemplating the estimated revenue to be earned per showing.

        Depreciation and amortization.    Depreciation and amortization was $24.9 million in the six months ended June 30, 2004, as compared to $24.1 million in the six months ended June 30, 2003, an increase of $0.8 million or 3.3%. Depreciation expense was $21.9 million in the six months ended June 30, 2004, as compared to $22.9 million in the six months ended June 30, 2003, a decrease of $1.0 million or 4.4%. This decrease was primarily due to (i) the Company’s recording of approximately $2.1 million of accelerated depreciation in the six months ended June 30, 2003 on certain broadcasting equipment which management reevaluated the useful life; partially offset by (ii) increased depreciation expense related to recent investments in broadcast assets. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate that an asset carrying value may not be recoverable, the carrying value is written down through accelerated depreciation. Amortization was $3.0 million in the six months ended June 30, 2004, as compared to $1.2 million in the six months ended June 30, 2003, an increase of $1.8 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base to goodwill in the condensed consolidated balance sheet and ceased amortization. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS 142 be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 6 to the condensed consolidated financial statements.

        Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $11.7 million in the six months ended June 30, 2004, as compared to $9.8 million in the six months ended June 30, 2003, an increase of $1.9 million or 19.4%. This increase was primarily due to an increase in: (i) headcount; (ii) accounting and consulting fees to comply with public company compliance requirements; and (iii) incentive compensation.

        Operating income.    Operating income was $126.3 million in the six months ended June 30, 2004, as compared to $102.2 million in the six months ended June 30, 2003, an increase of $24.1 million or 23.6%. This net increase in operating income was due to the items discussed above.

HEARST-ARGYLE TELEVISION, INC.

        Interest expense, net.    Interest expense, net of interest income, was $32.4 million in the six months ended June 30, 2004, as compared to $34.8 million in the six months ended June 30, 2003, a decrease of $2.4 million or 6.9%. This decrease in interest expense, net, was primarily due to (i) a lower outstanding debt balance in the first and second quarters of 2004 than 2003; (ii) the maturity of the credit facility in April 2004 (see Note 8 to the condensed consolidated financial statements); and (iii) an increase in interest income of $0.6 million in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. The Company’s outstanding debt balance as of June 30, 2004 was $882.5 million, as compared to $925.7 million as of June 30, 2003. See Note 4 of the condensed consolidated financial statements.

        Interest Expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $7.5 million in both the six months ended June 30, 2004 and 2003. Interest expense, net – Capital Trust primarily represented interest expense we incurred on the $206.2 million of subordinated debentures issued by us. Interest paid by us to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of redeemable convertible preferred securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company’s equity interest in the earnings of the Capital Trust and accordingly we have included such earnings of $0.2 million in Interest Expense, net – Capital Trust in both the six months ended June 30, 2004 and 2003. See Notes 2 and 8 to the condensed consolidated financial statements.

        Equity in income of affiliates, net. Equity in income of affiliates, net was $0.7 million in the six months ended June 30, 2004, as compared to $0.2 million in the six months ended June 30, 2003, an increase of $0.5 million or 250.0%. This increase was primarily due to the improved operating results of the operating entities related to IBS. Equity in income of affiliates, net represented the Company’s equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the six months ended June 30, 2004 and 2003.

        Income taxes.    Income tax expense was $33.2 million in the six months ended June 30, 2004, as compared to $22.9 million in the six months ended June 30, 2003, an increase of $10.3 million or 45.0%. This increase in income tax expense was due to an increase in income before income taxes from $60.2 million in the six months ended June 30, 2003 to $87.1 million in the six months ended June 30, 2004. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The current and deferred portions of our income tax expense were $24.2 million and $9.0 million, respectively, in the six months ended June 30, 2004, compared to $14.3 million and $8.6 million, respectively, in the six months ended June 30, 2003. Our noncurrent deferred tax liability was $891.1 million and $882.1 million as of June 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

        Net income.    Net income was $53.9 million in the six months ended June 30, 2004, as compared to $37.3 million in the six months ended June 30, 2003, an increase of $16.6 million or 44.5%. This increase was due to the items discussed above, primarily an increase of $24.1 million in operating income; a decrease of $2.4 million in interest expense, net; an increase of $0.5 million in equity in income in affiliates; partially offset by an increase of $10.3 million in income tax expense.

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

        As of June 30, 2004, our cash and cash equivalents balance was $138.1 million, (see “Investing Activities” below concerning the purchase of WMTW-TV on July 1, 2004) as compared to $71.5 million as of December 31, 2003, an increase of $66.6 million. The net increase in cash and cash equivalents was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

       Operating Activities

        Net cash provided by operating activities was $89.1 million in the six months ended June 30, 2004, as compared to $63.2 million in the six months ended June 30, 2003, an increase of $25.9 million or 41.0%. This increase was primarily due to (i) the increase in our net revenue and net income compared to the same period in 2003, as discussed above under “Total revenue” and “Net income”; (ii) the dividend payment of $1.3 million we received from the IBS/HATV LLC (see Note 8 to the condensed consolidated financial statements under “IBS” for a discussion of the dividend payment); (iii) changes in working capital, primarily changes in accounts payable and accrued liabilities, partially offset by changes in accounts receivable and other liabilities (see “changes in operating assets and liabilities” in the accompanying condensed consolidated statements of cash flows). See the accompanying condensed consolidated statements of cash flows for a reconciliation of “net income” to “net cash provided by operating activities.”

       Investing Activities

        Net cash used in investing activities was $16.9 million in the six months ended June 30, 2004, as compared to $14.5 million in the six months ended June 30, 2003, an increase of $2.4 million or 16.6%. During both periods, our primary investing activities were equipment purchases related to (i) maintenance; (ii) special projects and towers; and (iii) digital conversions, as mandated by the FCC.

        Investments in property, plant and equipment were $17.0 million and $14.6 million in the six months ended June 30, 2004 and 2003, respectively, and were funded using cash provided by operating activities. For the year ended December 31, 2003, we invested $25.4 million, including (i) $14.5 million in maintenance projects; (ii) $3.8 million in digital conversion; and (iii) $7.1 million in special projects. For the year ending December 31, 2004, we expect to invest approximately $40 million in property, plant and equipment, including approximately (i) $22 million in maintenance projects; (ii) $4 million for the full-power completion of certain digital television build-outs; and (iii) $14 million in special projects, including the initial costs associated with a new facility to be built in Kansas City, Missouri over the next 24 months. We expect to invest approximately $18 million in our new facility in Kansas City. Since 1997 through June 30, 2004, we have invested approximately $60 million related to digital conversions, as mandated by the Federal Communications Commission (“FCC”).

        On July 1, 2004, we completed the purchase of the television broadcasting assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38 million in cash.

       Financing Activities

        Net cash used in financing activities was $5.6 million in the six months ended June 30, 2004, as compared to $46.1 million in the six months ended June 30, 2003, a decrease of $40.5 million or 87.9%. This decrease was primarily due to (i) net pay-downs to the credit facility from net cash provided by operating activities of $48.0 million in the six months ended June 30, 2003, as compared to none in the six months ended June 30, 2004; (ii) an increase in proceeds from stock option exercises of $5.2 million in the six months ended June 30, 2004; partially offset by (iii) dividend payments on our common stock of $11.1 million; and (iv) a partial redemption of our preferred stock of $1.6 million in January 2004.

HEARST-ARGYLE TELEVISION, INC.

        Certain of our debt obligations contain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of June 30, 2004.

        On February 27, 2003, a holder of our Series A Preferred Stock exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock. On August 12, 2003, we exercised our option and notified the holders of our intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. On January 1, 2004, we redeemed 1,600 shares of Series A Preferred Stock. As of June 30, 2004, we had 5,781 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The remaining 5,781 shares of Series A Preferred Stock will be redeemed on January 1, 2005. The remaining shares of Series B Preferred Stock will be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005.

        On January 15 and April 15, 2004, we paid dividends which were declared on December 3, 2003 and March 24, 2004 on our Series A and Series B Common Stock in the amount of $11.1 million. On May 5, 2004, our Board of Directors declared a cash dividend for the second quarter of 2004 of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. The dividend was paid on July 15, 2004 to all stockholders of record as of July 5, 2004. We did not declare or pay any dividends on Common Stock in the three- and six-month periods ended June 30, 2003.

        In May 1998, our Board of Directors authorized the repurchase of up to $300 million of our outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. Between May 1998 and June 30, 2004, we have spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24. We did not repurchase any shares of our Series A Common Stock during the first and second quarters of 2004. There can be no assurance that we will repurchase shares in the future or, if we do, what the terms of such repurchases will be.

        As of June 30, 2004, there was no outstanding balance due under our credit facility, as it was fully paid off in September 2003 and expired on April 12, 2004. The Company is currently negotiating a new credit facility. See Notes 4 and 8 to the condensed consolidated financial statements.

        As of June 30, 2004, our long-term debt obligations, exclusive of capital lease obligations of $0.4 million, were $882.1 million, all of which mature after 2005. All of our long-term debt obligations as of June 30, 2004 bear interest at a fixed rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2004. Such credit ratings are considered to be investment grade. See Note 4 to the condensed consolidated financial statements.

        We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts we expect to be available under a new credit facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter. We intend to enter into a new credit facility before the end of the year.

Forward-Looking Statements

        This report includes or incorporates forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. The forward-looking statements contained in this report, concerning, among other things, trends involving net revenue, cash flow and operating expenses, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from: federal governmental regulation of broadcasting; competition in the broadcast television markets we serve; our ability to obtain quality programming for our television stations; successful integration of television stations we acquire; pricing fluctuations in local and national advertising; changes in national and regional economies; our ability to service and refinance our outstanding debt; local regulatory actions and conditions in the areas in which our stations operate; and volatility in programming costs, industry consolidation, technological developments, and major world news events. Other matters we discuss in this report, or in the documents we incorporate by reference into this report, may also cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HEARST-ARGYLE TELEVISION, INC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of June 30, 2004, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4.    Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

HEARST-ARGYLE TELEVISION, INC.

PART II

OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

        The following table reflects purchases made by Hearst Broadcasting, Inc. (“Hearst Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”), of our Series A Common Stock during the quarter:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$ —	—	4,358,007 (1)
May 1 – May 31	198,000	$25.58	198,000	4,160,007
June 1 – June 30	242,600	$25.62	242,600	3,917,407
Total	440,600	$25.60	440,600

(1)	On December 6, 2000, the Board of Directors of Hearst authorized Hearst Broadcasting to purchase up to 20 million shares of our Series A Common Stock (inclusive of previously authorized and announced purchase amounts). Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of June 30, 2004, Hearst owned approximately 38.1% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock.

        The following table reflects purchases made by the Company during the quarter:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	—	—
May 1 – May 31	—	—	—
June 1 – June 30	—	—	—
Total	—	—	—	$219,300,000(1)

(1)	In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of June 30, 2004, the Company has spent approximately $80.7 million to repurchase approximately 3.2 million shares of Series A Common Stock at an average price of $25.24.

HEARST-ARGYLE TELEVISION, INC.

Item 4.    Submission of Matters to a Vote of Security Holders

        All nominees standing for election as directors were elected at our annual shareholders’ meeting, which was held on May 5, 2004. The following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Proposal One (1)

Nominee	For	Withheld	Broker Non-Votes
Caroline L. Williams (2)	45,880,242	1,912,856	0
Frank A. Bennack, Jr. (3)	41,298,648	0	0
John G. Conomikes (3)	41,298,648	0	0
George R. Hearst, Jr. (3)	41,298,648	0	0
Bob Marbut (3)	41,298,648	0	0
Gilbert C. Maurer (3)	41,298,648	0	0

(1)	Abstentions were not counted in the election of the directors.

(2)	Series A Director. Elected by the holders of Series A Common Stock, Series A Preferred Stock and Series B Preferred Stock voting as a class.

(3)	Series B Director. Elected by the holders of Series B Common Stock voting as a class.

        The term of office of the following other directors continued after the annual shareholders’ meeting: David Pulver, David J. Barrett, Ken J. Elkins, Victor F. Ganzi, William Randolph Hearst III, Michael E. Pulitzer and Virginia H. Randt.

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

Proposal Two

For	72,579,256

Against (1)	13,546,063

Withheld	113,496

Broker Non-Votes	4,123,732

(1)	Abstentions were counted as a vote against the Incentive Compensation Plan Proposal.

        The proposal to ratify the selection of Deloitte & Touche LLP as the Company’s independent external auditors (the “Independent Auditors Ratification Proposal”) was also approved at the annual shareholders’ meeting. The following chart indicates the number of votes cast for and against, the number of votes withheld and the number of broker non-votes with respect to the Independent Auditors Ratification Proposal:

HEARST-ARGYLE TELEVISION, INC.

Proposal Three

For	90,259,768

Against (1)	91,395

Withheld	11,384

Broker Non-Votes	0

(1)	Abstentions were counted as a vote against the Independent Auditors Ratification Proposal.

Item 6.    Exhibits and Reports on Form 8-K.

        (a) Exhibits:

10.1	Employment Agreement, dated as of December 23, 2003, between the Company and Terry Mackin.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K:

        On April 28, 2004, the Company furnished a Current Report on Form 8-K under Items 9 and 12 reporting the issuance of a press release reporting financial results and earnings for the Company’s quarterly period ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer
Title: Vice President, Secretary and General Counsel

Dated:	July 29, 2004

Name	Title	Date
/s/ HARRY T. HAWKS	Executive Vice President	July 29, 2004
and Chief Financial Officer
Harry T. Hawks	(Principal Financial Officer)

/s/ BRIAN HARRIS	Corporate Controller	July 29, 2004
(Principal Accounting Officer)
Brian Harris

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of December 23, 2003, between the Company and Terry Mackin.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

