Form 10-Q
period 2004-09-30
HEARST ARGYLE TELEVISION INC
filed 2004-10-29
CIK 949536

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM: NOT APPLICABLE

COMMISSION FILE NUMBER: 1-14776

HEARST-ARGYLE TELEVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2717523 (I.R.S. Employer Identification Number)

888 Seventh Avenue New York, NY 10106 (Address of principal executive offices)	(212) 887-6800 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes [X] No  [ ]

As of October 22, 2004, the registrant had 92,739,151 shares of common stock outstanding, consisting of 51,440,503 shares of Series A Common Stock, and 41,298,648 shares of Series B Common Stock.

HEARST-ARGYLE TELEVISION, INC.

Back to Contents

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003

	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$126,584	$71,528
Accounts receivable, net	152,321	147,455
Program and barter rights	76,379	54,725
Deferred income taxes	5,178	5,178
Assets held for sale	1,100	-
Other	4,998	5,786

Total current assets	366,560	284,672

Property, plant and equipment, net	293,162	288,290

Intangible assets, net	2,429,781	2,412,071

Goodwill	734,746	732,217

Other noncurrent assets: Deferred financing and acquisition costs, net	12,879	14,592
Investments	31,294	34,059
Program and barter rights	2,194	2,562
Other	40,388	30,624

Total other noncurrent assets	86,755	81,837

Total assets	$3,911,004	$3,799,087

(Continued)

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	September 30, 2004 (Unaudited)	December 31, 2003

	(In thousands)
Liabilities and Stockholders' Equity
Current liabilities: Accounts payable	$8,497	$9,834
Accrued liabilities	72,433	50,833
Program and barter rights payable	76,987	55,741
Payable to The Hearst Corporation	3,753	5,925
Other	11,282	8,085

Total current liabilities	172,952	130,418

Noncurrent liabilities: Program and barter rights payable	3,811	4,141
Long-term debt	882,280	882,409
Note payable to Capital Trust	206,186	206,186
Deferred income taxes	888,126	882,098
Other liabilities	22,744	21,453

Total noncurrent liabilities	2,003,147	1,996,287

Series A and B preferred stock to be redeemed	16,719	18,319

Stockholders' equity: Preferred stock	-	-
Series A Common Stock	551	547
Series B Common Stock	413	413
Additional paid-in capital	1,277,775	1,269,514
Retained earnings	536,315	469,537
Accumulated other comprehensive loss, net	(5,249)	(5,249)
Treasury stock, at cost	(91,619)	(80,699)

Total stockholders' equity	1,718,186	1,654,063

Total liabilities and stockholders' equity	$3,911,004	$3,799,087

See notes to condensed consolidated financial statements.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(Unaudited) (In thousands, except per share data)
Total revenue	$194,011	$167,288	$558,833	$496,169

Station operating expenses:
Salaries, benefits and other operating costs	89,411	82,226	261,215	243,087
Amortization of program rights	15,352	15,713	45,481	47,635
Depreciation and amortization	12,464	13,128	37,315	37,224
Corporate general and administrative expenses	6,048	5,050	17,750	14,808

Operating income	70,736	51,171	197,072	153,415

Interest expense, net	15,832	17,009	48,253	51,769
Interest expense, net - Capital Trust	3,750	3,750	11,250	11,250
Other expense	2,500	-	2,500	-
Equity in (income) of affiliates, net	(503)	(228)	(1,165)	(462)

Income before income taxes	49,157	30,640	136,234	90,858

Income taxes	18,729	7,659	51,905	30,542

Net income	30,428	22,981	84,329	60,316

Less preferred stock dividends	272	298	816	913

Income applicable to common stockholders	$30,156	$22,683	$83,513	$59,403

Income per common share - basic	$0.32	$0.24	$0.90	$0.64

Number of common shares used in the calculation	92,938	92,615	92,976	92,536

Income per common share - diluted	$0.32	$0.24	$0.89	$0.64

Number of common shares used in the calculation	101,263	93,046	101,471	92,920

Dividends per common share declared	$0.06	$-	$0.18	$-

See notes to condensed consolidated financial statements.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited) (In thousands)
Operating Activities
Net income	$84,329	$60,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,831	35,357
Amortization of intangible assets	4,484	1,867
Amortization of program rights	45,481	47,635
Program payments	(45,848)	(46,614)
Amortization of deferred financing costs	1,553	2,183
Deferred income taxes	6,028	31,693
Equity in income of affiliates, net	(1,165)	(462)
Provision for doubtful accounts	(283)	(86)
Loss on disposal of fixed assets	908	74
Dividends received from affiliates	1,330	-
Other expense	2,500	-
Changes in operating assets and liabilities:
Accounts receivable	(4,520)	645
Other assets	(8,957)	2,788
Accounts payable and accrued liabilities	20,013	(6,554)
Other liabilities	2,316	(3,296)

Net cash provided by operating activities	141,000	125,546

Investing Activities
Purchases of property, plant, and equipment:
Maintenance	(15,038)	(10,775)
Special projects/towers	(10,421)	(5,487)
Digital	(679)	(3,587)
Acquisition of WMTW-TV	(38,074)	-
Other, net	95	253

Net cash used in investing activities	(64,117)	(19,596)

Financing Activities
Dividends paid on common stock	(16,737)	-
Dividends paid on preferred stock	(816)	(913)
Series A Common Stock repurchases	(10,920)	-
Redemption of preferred stock	(1,600)	-
Proceeds from employee stock purchase plan	1,539	1,454
Proceeds from stock option exercises	6,836	2,029
Borrowings from Credit Facility	-	224,150
Repayments to Credit Facility	-	(315,150)
Principal payments on capital lease obligations	(129)	(108)

Net cash used in financing activities	(21,827)	(88,538)

Increase in cash and cash equivalents	55,056	17,412
Cash and cash equivalents at beginning of period	71,528	4,442

Cash and cash equivalents at end of period	$126,584	$21,854

(Continued)

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited) (In thousands)
Supplemental Cash Flow Information:

Business acquired in purchase transaction-
Acquisition of WMTW-TV:
Fair market value of assets acquired	$38,622
Fair market value of liabilities assumed	(548)

Net cash paid for WMTW-TV	$38,074

Cash paid during the period:
Interest	$38,055	$40,010

Interest on Note payable to Capital Trust	$11,250	$11,250

Income taxes, net of refunds of $1,219 and $6 in the nine months ended September 30, 2004 and 2003, respectively	$41,073	$11,997

Non-cash investing and financing activities-
Capital lease obligations entered into during the period	$-	$229

See notes to condensed consolidated financial statements.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2004

1.   BASIS OF PRESENTATION

General

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the "Company"), except for the Company's wholly-owned subsidiary trust which was required to be de-consolidated upon adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). The Company adopted FIN 46(R) as of December 31, 2003. See "Recent Accounting Pronouncements" below. With the exception of the unconsolidated subsidiary trust, all significant inter-company accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission, as amended. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three and nine-month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for a full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(R)"). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) are effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions ("SFAS 87"), SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which becomes effective for the Company for year ending December 31, 2004.

In December 2003, the FASB issued FIN 46(R), which served to clarify the guidance in Financial Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), and provided additional guidance surrounding the application of FIN 46. FIN 46 establishes consolidation criteria for entities for which "control" is not easily discernable under Accounting Research Bulletin No. 51, Consolidated Financial Statements, which is based on the premise that holders of an entity control the entity by virtue of voting rights. FIN 46(R) provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 established standards for determining the circumstances under which an entity (defined as a variable interest entity) should be consolidated based upon an evaluation of financial interests and other arrangements rather than voting control. FIN 46 also requires disclosure about any variable interest entities that the Company is not required to consolidate, but in which it has a significant variable interest. Application of FIN 46(R) is required for companies that have interests in those entities that are considered to be special-purpose entities, beginning in periods ending after December 15, 2003, and application is required for interests in all other types of entities beginning in periods ending after March 15, 2004.

The Company adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to its wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust (hereafter the "Capital Trust"), which is considered to be a special-purpose entity. The adoption of FIN 46(R) required the Company to de-consolidate the Capital Trust in its financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, the Company adjusted the presentation in its condensed consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as "Company obligated Redeemable Convertible Preferred Securities of subsidiary trust holding solely parent company

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

debentures" to "Note payable to Capital Trust"; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under "Investments" on the condensed consolidated balance sheets; and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under "Note payable to Capital Trust," bringing the total "Note payable to Capital Trust" to $206.2 million on the condensed consolidated balance sheets. Once the Redeemable Convertible Preferred Securities have been redeemed or reach maturity, the investment in the Capital Trust of $6.2 million will be offset by the long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to the Company's condensed consolidated income statement. In addition, the Company adjusted the presentation in its condensed consolidated income statements in all periods presented to reclassify the amounts previously recorded as "Dividends on Redeemable Convertible Preferred Securities" to "Interest expense, net - Capital Trust." These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. Other than the de-consolidation of the Capital Trust, the adoption of FIN 46(R) did not impact the Company's financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supercedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,and is effective for interim or annual periods beginning after June 15, 2004. We have determined that the Act is not a "significant event" as defined by FASB No. 106 and, as such, will incorporate the effects of the Act in the next measurement of plan assets and obligations required by FASB No. 106. As a result, the Company's accumulated post-retirement benefit obligation and net post-retirement benefit cost do not reflect the effects of the Act.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies ("EITF No. 03-16"), which requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors are required to apply the equity method of accounting to their investments with any ownership interest greater than 3-5%. EITF No. 03-16 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-16 did not have a material effect on the Company's financial statements.

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF No. 03-1"), which provides guidance on the meaning of the phrase other-than-temporary impairment and its applications to several types of investments including debt securities classified as held-to-maturity and available-for-sale under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities,and cost-method investments accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In September 2004, FASB issued FASB Staff Position ("FSP") EITF Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of those paragraphs is deferred pending the issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in paragraphs 6 through 9 of EITF 03-1, as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred, are effective for reporting periods beginning after June 15, 2004, and have been adopted by the Company.

3.   STOCK-BASED COMPENSATION

The Company accounts for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation ("SFAS 123"). Under SFAS 123, options are valued at their date of grant and then expensed over their vesting period.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited)		(Unaudited)
	(In thousands, except per share data)
	2004	2003	2004	2003

Reported net income	$30,428	$22,981	$84,329	$60,316
Deduct-
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,225)	(2,044)	(3,657)	(5,440)

Pro forma net income	$29,203	$20,937	$80,672	$54,876

Pro forma net income applicable to common stockholders	$28,931	$20,639	$79,856	$53,963

Earnings per share:

Basic - as reported	$0.32	$0.24	$0.90	$0.64

Basic - pro forma	$0.31	$0.22	$0.86	$0.58

Diluted - as reported	$0.32	$0.24	$0.89	$0.64

Diluted - pro forma	$0.31	$0.22	$0.86	$0.58

4.   LONG-TERM DEBT

Long-term debt as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
	(In thousands)
Senior notes	$432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	336	465

	882,446	882,575
Less current portion	(166)	(166)

Total long-term debt	$882,280	$882,409

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

5.   EARNINGS PER SHARE

The calculation of basic earnings per share ("EPS") for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth the reconciliation between basic and diluted EPS:

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004

	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

	(In thousands, except per share data)
Net income	$30,428			$84,329
Less preferred stock dividends	(272)			(816)

Basic EPS-
Income applicable to common stockholders	30,156	92,938	$0.32	83,513	92,976	$0.90
Effect of Dilutive Securities:
Assumed conversion of the Redeemable Convertible Preferred Securities	2,321	7,935		6,964	7,935
Assumed exercise of outstanding stock options	-	390		-	560

Diluted EPS-

Income applicable to common stockholders plus assumed conversions	$32,477	101,263	$0.32	$90,477	101,471	$0.89

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003

	(Unaudited)			(Unaudited)
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount

	(In thousands, except per share data)
Net income	$22,981			$60,316
Less preferred stock dividends	(298)			(913)

Basic EPS-
Income applicable to common stockholders	22,683	92,615	$0.24	59,403	92,536	$0.64
Effect of Dilutive Securities:
Assumed exercise of outstanding stock options	-	431		-	384

Diluted EPS-

Income applicable to common stockholders plus assumed conversions	$22,683	93,046	$0.24	$59,403	92,920	$0.64

The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of September 30, 2004, and 7,381 shares of Series A Preferred Stock, outstanding as of September 30, 2003, which are convertible into Series A Common Stock; (ii) 10,938 shares of Series B Preferred Stock, outstanding as of September 30, 2004 and 2003, which are convertible into Series A Common Stock. The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS.

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three and nine months ended September 30, 2004, 7,935,068 shares of Series A Common Stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are included in the number of common shares used in the calculation of diluted EPS. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. For all other periods presented, these shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Common stock options for 2,898,857 and 1,796,782 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of September 30, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

On May 5, 2004, the Company's stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan ("Incentive Compensation Plan"). Under the Incentive Compensation Plan, the Company may award various forms of incentive compensation to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock.

6.    GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The Company's intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the Federal Communications Commission ("FCC"). SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company completed its initial goodwill impairment review during the first quarter of 2002 and its annual goodwill impairment review during the fourth quarters of 2003 and 2002 using a fair value approach in accordance with SFAS 142 and found no impairment to the carrying value of the Company's goodwill or FCC licenses.

The Company, as an FCC licensee, enjoys an expectancy of continued renewal of its licenses, so long as it continues to provide service in the public interest. The FCC has historically renewed the Company's licenses in the ordinary course of business, without compelling challenge and at little cost to the Company. Furthermore, management believes that over-the-air broadcasting will continue as a video distribution mode for the foreseeable future. Therefore, the cash flows derived from the Company's FCC licenses are expected to continue indefinitely and as such, and in accordance with SFAS 142, the life of the FCC license intangible asset is deemed to be indefinite.

In December 2003, the Company reversed a reclassification it had made in December 2001 related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base ($66.9 million) to goodwill in the consolidated balance sheet. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill. Accordingly, in December 2003, the Company reversed its previous reclassification made in December 2001 and therefore the classification of the advertiser client base has reverted to the Company's balance sheet presentation prior to December 2001. Since the advertiser client base is considered to be an intangible asset with a finite useful life under SFAS 142, it is required to be amortized over its estimated useful life. Accordingly, the Company resumed amortization and recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003, bringing the net book value of the advertiser client base to approximately $59.9 million as of December 31, 2003. The amortization expense on the advertiser client base was $0.9 million and $2.7 million for the three and nine months ended September 30, 2004, respectively, bringing the net book value of the related intangible asset to $57.3 million as of September 30, 2004.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill:

	September 30, 2004			December 31, 2003

	(Unaudited)			(Audited)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

	(In thousands)
Intangible assets subject to amortization:

Advertiser client base	$122,890	$65,591	$57,299	122,828	$62,938	$59,890

Network affiliations	95,493	33,500	61,993	95,493	31,708	63,785

Favorable leases and other	743	534	209	723	495	228

Total intangible assets subject to amortization	$219,126	$99,625	119,501	$219,044	$95,141	123,903

Intangible assets not subject to amortization-
FCC licenses			2,310,280			2,288,168

Total intangible assets, net			$2,429,781			$2,412,071

Goodwill			$734,746			$732,217

On July 1, 2004, the Company completed the purchase of the television broadcasting assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38.1 million in cash, inclusive of acquisition costs. This acquisition has been accounted for as a purchase business combination and the pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial. The preliminary purchase cost allocation is subject to adjustment as additional information concerning asset and liability valuations become available. The changes are not expected to have a material effect on the financial statements of the Company. The Company's initial valuation of intangible assets and goodwill is as follows:

	As of December 31, 2003	Amortization	WMTW-TV Acquisition	As of September 30, 2004

Intangible assets subject to amortization:
Advertiser client base	$59,890	$2,653	$62	$57,299

Network affiliations	63,785	1,792	-	61,993

Favorable leases and other	228	39	20	209

Total intangible assets subject to amortization	123,903	4,484	82	119,501

Intangible assets not subject to amortization-
FCC licenses	2,288,168		22,112	2,310,280

Total intangible assets	$2,412,071	$4,484	$22,194	$2,429,781

Goodwill	$732,217		$2,529	$734,746

The acquired intangible assets subject to amortization have a three-year useful life. The allocation of the remaining purchase price was principally to Property, plant and equipment.

The Company's amortization expense for finite-lived intangible assets was approximately $1.5 million and $4.5 million in the three and nine months ended September 30, 2004, respectively. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)

2004 (October 1 through December 31)	$1,516
2005	$6,003
2006	$5,971
2007	$5,950
2008	$5,941

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

7.    INCOME TAXES

The provision for income taxes relating to income for the three and nine months ended September 30, 2004 and 2003, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited) (In thousands)
	2004	2003	2004	2003
Current	$21,670	$(15,423)	$45,877	$(1,151)
Deferred	(2,941)	23,082	6,028	31,693

Provision for income taxes	$18,729	$7,659	$51,905	$30,542

The net deferred income tax liabilities are presented under the following captions on the Company's condensed consolidated balance sheets:

	September 30, 2004	December 31, 2003

	(Unaudited)	(Audited)
	(In thousands)
Current assets-
Deferred income taxes	$5,178	$5,178
Noncurrent liabilities-
Deferred income taxes	888,126	882,098

Net deferred income tax liabilities	$882,948	$876,920

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

The effective tax rate for both the three and nine months ended September 30, 2004 was 38.1%. The effective tax rate for both the three and nine months ended September 30, 2003 was 25.0% and 33.6%, respectively, and included a tax benefit of approximately $4.0 million reflecting the conclusion of a federal tax examination covering the Company's 1998 through 2000 tax years. The Company expects its effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company's effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

8.    RELATED PARTY TRANSACTIONS

The Hearst Corporation. As of September 30, 2004, The Hearst Corporation ("Hearst") owned approximately 41.1% of the Company's outstanding Series A Common Stock and 100% of the Company's Series B Common Stock, representing in the aggregate 67.3% of the outstanding voting power of the Company's common stock, except with regard to the election of directors. With regard to the election of directors, Hearst's ownership of the Company's Series B Common Stock entitles Hearst to elect 11 of the 13 directors of the Company's Board of Directors. During the three and nine months ended September 30, 2004 and 2003, the Company was involved in the following transactions with Hearst or parties related to Hearst:

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

•
Management Agreement. The Company recorded revenue of $0.9 million and $3.1 million in the three and nine months ended September 30, 2004, respectively, and $0.7 million and $2.6 million in the three and nine months ended September 30, 2003, respectively, relating to a management agreement with Hearst (the "Management Agreement"). Pursuant to the Management Agreement, the Company provides certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. The Company believes that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Services Agreement. The Company incurred expenses of $1.0 million and $3.2 million in the three and nine months ended September 30, 2004, respectively, and $0.9 million and $2.8 million in the three and nine months ended September 30, 2003, respectively, relating to a services agreement with Hearst (the "Services Agreement"). Pursuant to the Services Agreement, Hearst provides the Company with certain administrative services such as accounting, financial, legal, insurance, data processing and employee benefits administration. The Company believes that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Interest Expense, Net - Capital Trust. The Company incurred interest expense, net, relating to the subordinated debentures issued to the Capital Trust, of $0.8 million and $2.3 million in both the three and nine months ended September 30, 2004 and 2003, relating to dividends payable to Hearst, which holds $40.0 million of the total $200.0 million of Redeemable Convertible Preferred Securities issued in December 2001 by the Hearst-Argyle Capital Trust.

•
Dividends on Common Stock. The Company paid a cash dividend of $5.6 million and $16.7 million, or $0.06 per share and $0.18 per share, on its Series A and Series B Common Stock in the three and nine months ended September 30, 2004, respectively, including Hearst's share of the dividend of $3.7 million and $11.0 million, in the three and nine months ended September 30, 2004, respectively. On September 22, 2004, the Company declared a cash dividend of $5.6 million, or $0.06 per share, on its Series A and Series B Common Stock. The Company recorded Hearst's share of the dividend of $3.7 million in Payable to The Hearst Corporation and the remaining $1.9 million in Other under Current liabilities on the condensed consolidated balance sheet as of September 30, 2004. The dividend was paid on October 15, 2004 to all stockholders of record as of October 5, 2004. The Company did not declare or pay any dividends on Common Stock during the three- and nine-month periods ended September 30, 2003.

•
Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid the Company $0.2 million and $0.5 million in the three and nine months ended September 30, 2004, respectively, and $0.1 million and $0.5 million in the three and nine months ended September 30, 2003, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst's Baltimore, Maryland radio stations.

•
Lifetime Entertainment Services. The Company recorded revenue of approximately $0.3 million and $1.3 million from Lifetime Entertainment Services ("Lifetime") in the three and nine months ended September 30, 2004, respectively, and approximately $0.4 million and $1.3 million in the three and nine months ended September 30, 2003, respectively. The Company has agreements with Lifetime, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) the Company assists Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as the Company's agent with respect to the negotiation of the Company's agreements with cable, satellite and certain other multi-channel video programming distributors.

NBC Universal. In August 2001, the Company contributed its production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC, a joint venture with NBC Universal, in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. The Company's share of the income (loss) in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income of affiliates, net in the accompanying condensed consolidated statements of income. Emerson Coleman, Vice President, Programming of the Company, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

IBS. In December 1999, the Company invested $20 million of cash in Internet Broadcasting Systems, Inc. ("IBS") in exchange for an equity interest in IBS. The Company also owns 49.9% of IBS/HATV LLC, the parent company of the group of subsidiaries which own and operate the websites for each of our television stations. In May 2001, the Company invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. The Company's share of the income (loss) of IBS is included in Equity in income of affiliates, net in the accompanying condensed consolidated statements of income. On March 31, 2004, IBS/HATV LLC paid its first dividend of approximately $2.6 million, arising from positive earnings and cash flows earned by the web sites in 2003. Of this amount, $1.3 million was paid to the Company and $1.3 million was paid to IBS. We account for our investment in IBS/HATV LLC under the equity method; accordingly, we reduced the carrying value of our investment by $1.3 million upon receipt of the dividend payment. Since January 2001, Harry T. Hawks, Executive Vice President and Chief Financial Officer of the Company, and since October 2002, Terry Mackin, Executive Vice President of the Company, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. In addition, IBS also provides hosting services for the Company's corporate Web site for a nominal amount.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

J.P. Morgan Chase & Co. The lead agent bank under the Company's $500 million credit facility entered into in April 1999 was J.P. Morgan Chase & Co ("J.P. Morgan"). The outstanding balance on the credit facility was paid off as of September 2003, and the facility matured on April 12, 2004. Frank A. Bennack, Jr., a Director of the Company, served as a Director of J.P. Morgan until July of this year. We expect to enter into a new credit facility for $250 million with J.P. Morgan, and other parties, before the end of the year.

Small Business Television. The Company utilizes Small Business Television's ("SBTV") services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In both the three months ended September 30, 2004 and 2003, these sales generated revenue of approximately $0.3 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.2 million was distributed to the Company. In both the nine months ended September 30, 2004 and 2003, these sales generated revenue of approximately $0.8 million, of which approximately $0.4 million was distributed to SBTV and approximately $0.4 million was distributed to the Company. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company's Board of Directors.

Other Related Parties. In the ordinary course of business, the Company enters into other transactions with related parties, none of which were material to the Company's financial results during the three and nine months ended September 30, 2004 and 2003.

9.      EMPLOYEE BENEFIT PLANS

Net Periodic Pension and Post-Retirement Costs

The Company accounts for its defined benefit pension plans under the provisions of SFAS 87, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 - Recent Accounting Pronouncements.

The following schedule presents the net periodic pension cost for the Company's defined benefit pension plans in the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(Unaudited) (In thousands)
Service cost	$1,844	$1,521	$5,532	$4,563
Interest cost	1,916	1,724	5,747	5,170
Expected return on assets	(2,235)	(2,337)	(6,705)	(7,010)
Amortization of prior service cost	124	124	370	373
Amortization of transitional asset	(23)	(29)	(71)	(85)
Recognized actuarial loss (gain)	357	(9)	1,076	(29)

Net periodic pension cost	$1,983	$994	$5,949	$2,982

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

The Company accounts for its post-retirement benefit plan under the provisions of SFAS 106, including the enhanced disclosures outlined in SFAS 132(R), as discussed in Note 2 - Recent Accounting Pronouncements.

The following schedule presents the net periodic post-retirement benefit cost for the Company's post-retirement benefit plan in the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited) (In thousands)
	2004	2003	2004	2003

Service cost	$21	$12	$63	$44
Interest cost	85	70	255	236
Expected return on assets	-	-	-	-
Amortization of prior service cost	5	3	15	13
Amortization of transitional obligation	5	3	15	13
Recognized actuarial loss	6	-	18	-

Net periodic post-retirement benefit cost	$122	$88	$366	$306

Contributions

In the three months ended September 30, 2004, the Company made contributions of $13.8 million to its defined benefit pension plans, and the Company contributed $0.1 million to the post-retirement benefit plan. In the nine months ended September 30, 2004, the Company made contributions of $14.0 million to its defined benefit pension plans, and the Company contributed $0.4 million to the post-retirement benefit plan. During the year ending December 31, 2004, the Company expects to contribute approximately $14.4 million to its defined benefit pension plans and approximately $0.5 million to the post-retirement benefit plan.

10.    PREFERRED STOCK

On August 12, 2003, the Company exercised its option and notified the holders of its intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. On January 1, 2004, the Company redeemed 1,600 shares of Series A Preferred Stock. As of September 30, 2004, the Company had 5,781 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The remaining 5,781 shares of Series A Preferred Stock will be redeemed on January 1, 2005. The remaining shares of Series B Preferred Stock will be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005. Accordingly, the Company has classified the Series A and B Preferred Stock as temporary equity in the accompanying condensed consolidated September 30, 2004, balance sheet. In addition, the Company reclassified the Series A and B Preferred Stock in the accompanying December 31, 2003, balance sheet to conform to this presentation.

11.     GUARANTEE

The Company has guaranteed the payments by its Capital Trust, on the Redeemable Convertible Preferred Securities in the amount of $200.0 million. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred Securities in the amount of $200.0 million to the holders.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
September 30, 2004

12.     INVESTMENTS

On March 22, 2000, the Company invested $25.0 million in ProAct Technologies Corporation ("ProAct") for an equity interest in ProAct. ProAct is a provider of human resources and benefits management solutions for employers and health plans. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment's realizable value. In the quarter ended September 30, 2004, the Company wrote-down its investment in ProAct by an additional $2.5 million in order to approximate the investment's realizable value and included the write-down in Other expense in the accompanying condensed consolidated statements of income.

13.     STOCK REPURCHASE

In May 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. In the quarter ended September 30, 2004, the Company spent $10.9 million to repurchase 458,500 shares of Series A Common Stock at an average price of $23.82. Between May 1998 and September 30, 2004, the Company has spent approximately $91.6 million to repurchase approximately 3.7 million shares of Series A Common Stock at an average price of $25.06. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

14.     ASSETS HELD FOR SALE

During the quarter ended September 30, 2004, the Company entered into a contract to sell certain non-core assets related to its WESH-TV station in Orlando, Florida. In accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, an asset is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed and the sale is expected to occur within one year. Accordingly, the Company reclassified these assets to be sold as held for sale and discontinued depreciating such assets. The Company also recognized a loss of $0.9 million, in Salaries, benefits and other operating costs, related to a write-down of these assets to net realizable value of $1.1 million. The Company closed the transaction during the month of October 2004.

15.     SUBSEQUENT EVENT

On October 28, 2004, the Company notified the Wilmington Trust Company (the "Trustee") of its intention to redeem its Series A Debentures. The Series A Debentures were issued by the Company in the aggregate principal amount of $72.2 million to the Capital Trust, on December 20, 2001 pursuant to an indenture by and between the Company and the Trustee. The Company intends to redeem all of its outstanding Series A Debentures on December 31, 2004 (the "Redemption Date"), at a price of $52.625 per $50.00 principal amount of the Series A Debentures in accordance with the terms of the indenture. The redemption of the Series A Debentures will trigger a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Redeemable Convertible Preferred Securities (the "Series A Securities"), which the Capital Trust issued in a private placement on December 20, 2001, at the same price and on substantially the same terms as the redemption of the Series A Debentures. Also, the Capital Trust would redeem 43,299 shares of its common stock, held by the Company. The Series A Securities are effectively convertible, at the option of the holder, at any time up to the Redemption Date, into shares of the Company's Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50 principal amount of Series A Debentures (an effective conversion price of $24.9360). Assuming the redemption of all the Series A Debentures, the Company would recognize a pre-tax loss of $3.7 million related to the redemption premium, which would be included in the Interest expense, net - Capital Trust in the consolidated statement of income.

See Note 7 - Notes Payable to Capital Trust in the Company's 2003 Form 10-K/A for more information about the Series A Debentures and the Series A Securities.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Hearst-Argyle Television, Inc. and subsidiaries (hereafter "we", "our" or the "Company"), as of September 30, 2004, owned and operated 25 network-affiliated television stations. Additionally, we provided management services to two network-affiliated and one independent television stations and two radio stations (collectively, the "Managed Stations") in exchange for a management fee. See Note 8 to the condensed consolidated financial statements. The results of operations for the three and nine months ended September 30, 2004 and 2003 included: (i) the results of our 24 television stations which were owned for all periods presented; (ii) the management fees earned by us from the Managed Stations for all periods presented; and (iii) the results for the three months ending September 30, 2004 of WMTW-TV, Portland, Maine, which was acquired on July 1, 2004.

Three Months Ended September 30, 2004
Compared to Three Months Ended September 30, 2003

Total revenue.   Total revenue primarily included (i) cash and barter advertising revenue, net of agency and national representatives' commissions; (ii) network compensation; and (iii) other revenue. Network compensation and other revenue represented 5.8% of total revenue for the three months ended September 30, 2004. Total revenue in the three months ended September 30, 2004 was $194.0 million, as compared to $167.3 million in the three months ended September 30, 2003, an increase of $26.7 million or 16.0%. This increase was primarily attributable to the following factors: (i) an increase in net political advertising revenue of $16.6 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004); (ii) Olympic revenue of $19.0 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the Olympics occur in even numbered years (such as 2004) and command premium advertising rates at our NBC affiliated stations during the airing of this event; (iii) an increase in demand by national and local advertisers, particularly in the categories of automotive, retail, furniture and house-wares, telecommunications, and financial services; and (iv) embedded in the above is the impact of WMTW-TV, which we acquired on July 1, 2004.

Salaries, benefits and other operating costs.   Salaries, benefits and other operating costs were $89.4 million in the three months ended September 30, 2004, as compared to $82.2 million in the three months ended September 30, 2003, an increase of $7.2 million or 8.8%. This increase was primarily due to (i) higher expense of $2.1 million from WMTW-TV, which we acquired on July 1, 2004; (ii) an increase of approximately $1.4 million, resulting from salary increases and higher pay related to breaking news stories in certain markets; (iii) an increase of approximately $1.3 million in employee benefits and pension expenses; (iv) an increase of approximately $1.2 million in news gathering and ratings services costs; and (v) $0.9 million from higher sales commissions resulting from increased revenue.

Amortization of program rights.   Amortization of program rights was $15.4 million in the three months ended September 30, 2004, as compared to $15.7 million in the three months ended September 30, 2003, a decrease of $0.3 million or 1.9%. This decrease was primarily due to (i) cost savings by replacing certain higher cost first-run programs; and (ii) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California; partially offset by (iii) the additional programming cost for WMTW-TV, which we acquired on July 1, 2004. We amortize the costs of off-network syndicated programs on an accelerated basis on the future number of showings, contemplating the estimated revenue to be earned per showing.

Depreciation and amortization.   Depreciation and amortization was $12.5 million in the three months ended September 30, 2004, as compared to $13.1 million in the three months ended September 30, 2003, a decrease of $0.6 million or 4.6%. Depreciation expense was $11.0 million in the three months ended September 30, 2004, as compared to $12.5 million in the three months ended September 30, 2003, a decrease of $1.5 million or 12.0%. This decrease was primarily due to the Company's recording of approximately $2.4 million of accelerated depreciation in the three months ended September 30, 2003 on certain broadcasting equipment for which management reevaluated the useful life, partially offset by increased depreciation expense from recent investments in broadcast assets and the additional depreciation from WMTW-TV, which we acquired on July 1, 2004. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate a reduction in an asset's useful life, the remaining net book value of the asset is depreciated on a straight-line basis over its revised useful life. Amortization was $1.5 million in the three months ended September 30, 2004, as compared to $0.6 million in the three months ended September 30, 2003, an increase of $0.9 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base to goodwill in the condensed consolidated balance sheet and ceased amortization. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

142, be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 6 to the condensed consolidated financial statements.

Corporate, general and administrative expenses.  Corporate, general and administrative expenses were $6.0 million in the three months ended September 30, 2004, as compared to $5.1 million in the three months ended September 30, 2003, an increase of $0.9 million or 17.6%. This increase was primarily due to an increase in: (i) salaries and incentive costs and (ii) accounting and consulting fees incurred in connection with increased public company compliance requirements, particularly Sarbanes-Oxley Section 404 compliance.

Operating income.   Operating income was $70.7 million in the three months ended September 30, 2004, as compared to $51.2 million in the three months ended September 30, 2003, an increase of $19.5 million or 38.1%. This net increase in operating income was due to the items discussed above.

Interest expense, net.  Interest expense, net of interest income, was $15.8 million in the three months ended September 30, 2004, as compared to $17.0 million in the three months ended September 30, 2003, a decrease of $1.2 million or 7.1%. This decrease in interest expense, net, was primarily due to (i) the maturity of the credit facility in April 2004 (see Notes 4 and 8 to the condensed consolidated financial statements) and (ii) an increase in interest income of $0.3 million in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

Interest Expense, net - Capital Trust.   Interest expense, net, to the Capital Trust, was $3.75 million in both the three months ended September 30, 2004 and 2003. Interest expense, net - Capital Trust primarily represents interest expense we incurred on the $206.2 million of subordinated debentures issued by us. Interest paid by us to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company's equity interest in the earnings of the Capital Trust and, accordingly, we have included such earnings of $0.1 million in Interest Expense, net - Capital Trust in both the three months ended September 30, 2004 and 2003. See Notes 2, 8 and 15 to the condensed consolidated financial statements.

Other expense.  Other expense was $2.5 million in the three months ended September 30, 2004, as compared to zero in the three months ended September 30, 2003. The $2.5 million represents a write-down of the carrying value of our investment in ProAct Technologies Corporation. See Note 12 to the condensed consolidated financial statements.

Equity in income of affiliates, net.   Equity in income of affiliates, net was $0.5 million in the three months ended September 30, 2004, as compared to $0.2 million in the three months ended September 30, 2003, an increase of $0.3 million or 150.0%. This increase was primarily due to the improved operating results of the operating entities related to Internet Broadcasting Systems, Inc. ("IBS"). Equity in income of affiliates, net represented the Company's equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the three months ended September 30, 2004 and 2003.

Income taxes.   Income tax expense was $18.7 million in the three months ended September 30, 2004, as compared to $7.7 million in the three months ended September 30, 2003, an increase of $11.0 million or 142.9%. This increase in income tax expense was due to (i) an increase in income before income taxes from $30.6 million in the three months ended September 30, 2003 to $49.2 million in the three months ended September 30, 2004; and (ii) an increase in the effective tax rate from 25.0% in the three months ended September 30, 2003 to 38.1% in the three months ended September 30, 2004. In the three months ended September 30, 2003, the effective tax rate included a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering the Company's 1998 through 2000 tax years. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The current and deferred portions of our income tax expense were $21.7 million income tax expense and $2.9 million income tax benefit, respectively, in the three months ended September 30, 2004, compared to $15.4 million income tax benefit and $23.1 million income tax expense, respectively, in the three months ended September 30, 2003. Our noncurrent deferred tax liability was $888.1 million and $882.1 million as of September 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Net income.  Net income was $30.4 million in the three months ended September 30, 2004, as compared to $23.0 million in the three months ended September 30, 2003, an increase of $7.4 million or 32.2%. This increase was due to the items discussed above, primarily an increase of $19.5 million in operating income; a decrease of $1.2 million in interest expense, net; partially offset by an increase of $2.5 million in other expense; and an increase of $11.0 million in income tax expense.

Nine Months Ended September 30, 2004
Compared to Nine Months Ended September 30, 2003

Total revenue.   Total revenue primarily included (i) cash and barter advertising revenue, net of agency and national representatives' commissions; (ii) network compensation; and (iii) other revenue. Network compensation and other revenue represented 6.0% of total revenue for the nine months ended September 30, 2004. Total revenue in the nine months ended September 30, 2004 was $558.8 million, as compared to $496.2 million in the nine months ended September 30, 2003, an increase of $62.6 million or 12.6%. This increase was primarily attributable to the following factors: (i) an increase in net political advertising revenue of $35.4 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004); (ii) Olympic revenue of $19.0 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the Olympics occur in even numbered years (such as 2004) and command premium advertising rates at our NBC affiliated stations during the airing of this event; (iii) an increase in demand by national and local advertisers, particularly in the categories of automotive, retail, furniture and house-wares, financial services, and telecommunications; and (iv) embedded in the above is the impact of WMTW-TV, which we acquired on July 1, 2004.

Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $261.2 million in the nine months ended September 30, 2004, as compared to $243.1 million in the nine months ended September 30, 2003, an increase of $18.1 million or 7.4%. This increase was primarily due to (i) an increase of approximately $5.4 million, resulting from salary increases and higher pay related to breaking news stories in certain markets; (ii) an increase of approximately $4.0 million in employee benefits and pension expenses; and (iii) an increase of approximately $2.1 million in news gathering and ratings services costs; (iv) higher expense of $2.1 million from WMTW-TV, which we acquired on July 1, 2004; and (v) $2.0 million from higher sales commissions resulting from increased revenue.

Amortization of program rights.   Amortization of program rights was $45.5 million in the nine months ended September 30, 2004, as compared to $47.6 million in the nine months ended September 30, 2003, a decrease of $2.1 million or 4.4%. This decrease was primarily due to (i) cost savings by replacing certain higher cost first-run programs; and (ii) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California; partially offset by (iii) the additional programming cost for WMTW-TV, which we acquired on July 1, 2004. We amortize the costs of off-network syndicated programs on an accelerated basis on the future number of showings, contemplating the estimated revenue to be earned per showing.

Depreciation and amortization.   Depreciation and amortization was $37.3 million in the nine months ended September 30, 2004, as compared to $37.2 million in the nine months ended September 30, 2003, an increase of $0.1 million or 0.3%. Depreciation expense was $32.8 million in the nine months ended September 30, 2004, as compared to $35.4 million in the nine months ended September 30, 2003, a decrease of $2.6 million or 7.3%. This decrease was primarily due to (i) the Company's recording of approximately $4.5 million of accelerated depreciation in the nine months ended September 30, 2003 on certain broadcasting equipment for which management reevaluated the useful life; partially offset by (ii) increased depreciation expense from recent investments in broadcast assets and the additional depreciation from WMTW-TV, which we acquired on July 1, 2004. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate a reduction in an asset's useful life, the remaining net book value of the asset is depreciated on a straight-line basis over its revised useful life. Amortization was $4.5 million in the nine months ended September 30, 2004, as compared to $1.9 million in the nine months ended September 30, 2003, an increase of $2.6 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, the Company had reclassified the remaining net book value of the advertiser client base to goodwill in the condensed consolidated balance sheet and ceased amortization. In December 2003, the Company determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS 142, be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 6 to the condensed consolidated financial statements.

Corporate, general and administrative expenses.  Corporate, general and administrative expenses were $17.8 million in the nine months ended September 30, 2004, as compared to $14.8 million in the nine months ended September 30, 2003, an increase

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

of $3.0 million or 20.3%. This increase was primarily due to an increase in: (i) salaries and incentive costs and (ii) accounting and consulting fees incurred in connection with increased public company compliance requirements, particularly Sarbanes-Oxley Section 404 compliance.

Operating income.   Operating income was $197.1 million in the nine months ended September 30, 2004, as compared to $153.4 million in the nine months ended September 30, 2003, an increase of $43.7 million or 28.5%. This net increase in operating income was due to the items discussed above.

Interest expense, net.   Interest expense, net of interest income, was $48.3 million in the nine months ended September 30, 2004, as compared to $51.8 million in the nine months ended September 30, 2003, a decrease of $3.5 million or 6.8%. This decrease in interest expense, net, was primarily due to (i) the maturity of the credit facility in April 2004 (see Notes 4 and 8 to the condensed consolidated financial statements) and (ii) an increase in interest income of $0.9 million in the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Interest Expense, net - Capital Trust.   Interest expense, net, to the Capital Trust, was $11.3 million in both the nine months ended September 30, 2004 and 2003. Interest expense, net - Capital Trust primarily represents interest expense we incurred on the $206.2 million of subordinated debentures issued by us. Interest paid by us to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company's equity interest in the earnings of the Capital Trust and, accordingly, we have included such earnings of $0.3 million in Interest Expense, net - Capital Trust in both the nine months ended September 30, 2004 and 2003. See Notes 2, 8 and 15 to the condensed consolidated financial statements.

Other expense.   Other expense was $2.5 million in the nine months ended September 30, 2004, as compared to zero in the nine months ended September 30, 2003. The $2.5 million represents a write-down of the carrying value of our investment in ProAct Technologies Corporation. See Note 12 to the condensed consolidated financial statements.

Equity in income of affiliates, net.   Equity in income of affiliates, net was $1.2 million in the nine months ended September 30, 2004, as compared to $0.5 million in the nine months ended September 30, 2003, an increase of $0.7 million or 140.0%. This increase was primarily due to the improved operating results of the operating entities related to IBS. Equity in income of affiliates, net represented the Company's equity interests in the financial results of its unconsolidated affiliates, which included (i) IBS and related entities and (ii) NBC/Hearst-Argyle Syndication, LLC in the nine months ended September 30, 2004 and 2003.

Income taxes.   Income tax expense was $51.9 million in the nine months ended September 30, 2004, as compared to $30.5 million in the nine months ended September 30, 2003, an increase of $21.4 million or 70.2%. This increase in income tax expense was due to (i) an increase in income before income taxes from $90.9 million in the nine months ended September 30, 2003 to $136.2 million in the nine months ended September 30, 2004; and (ii) an increase in the effective tax rate from 33.6% in the nine months ended September 30, 2003 to 38.1% in the nine months ended September 30, 2004. In the nine months ended September 30, 2003, the effective tax rate included a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering the Company's 1998 through 2000 tax years. We expect our effective tax rate for the year ending December 31, 2004 to be approximately 38.1%. The current and deferred portions of our income tax expense were $45.9 million and $6.0 million, respectively, in the nine months ended September 30, 2004, compared to $1.2 million income tax benefit and $31.7 million income tax expense, respectively, in the nine months ended September 30, 2003. Our noncurrent deferred tax liability was $888.1 million and $882.1 million as of September 30, 2004 and December 31, 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect a significant portion of our deferred tax liability to reverse over time unless (i) our FCC licenses become impaired; or (ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

Net income.   Net income was $84.3 million in the nine months ended September 30, 2004, as compared to $60.3 million in the nine months ended September 30, 2003, an increase of $24.0 million or 39.8%. This increase was due to the items discussed above, primarily an increase of $43.7 million in operating income; a decrease of $3.5 million in interest expense, net; an increase of $0.7 million in equity in income in affiliates; partially offset by an increase of $2.5 million in other expense; and an increase of $21.4 million in income tax expense.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Liquidity and Capital Resources

As of September 30, 2004, our cash and cash equivalents balance was $126.6 million, as compared to $71.5 million as of December 31, 2003, an increase of $55.1 million. The significant increase in cash and cash equivalents was due to the factors described below under Operating Activities, Investing Activities and Financing Activities.

Operating Activities

Net cash provided by operating activities was $141.0 million in the nine months ended September 30, 2004, as compared to $125.5 million in the nine months ended September 30, 2003, an increase of $15.5 million or 12.4%. This increase was primarily due to (i) the increase in our net revenue and net income compared to the same period in 2003, as discussed above under "Total revenue" and "Net income"; (ii) the dividend payment of $1.3 million we received from the IBS/HATV LLC (see Note 8 to the condensed consolidated financial statements under "IBS" for a discussion of the dividend payment); (iii) changes in working capital, primarily changes in accounts payable and accrued liabilities and other liabilities, partially offset by changes in other assets and accounts receivable (see "changes in operating assets and liabilities" in the accompanying condensed consolidated statements of cash flows); partially offset by the decrease in Deferred income taxes as compared to the prior year. See the accompanying condensed consolidated statements of cash flows for a reconciliation of "net income" to "net cash provided by operating activities."

Investing Activities

Net cash used in investing activities was $64.1 million in the nine months ended September 30, 2004, as compared to $19.6 million in the nine months ended September 30, 2003, an increase of $44.5 million. This increase was primarily due to (i) the acquisition of WMTW-TV on July 1, 2004, for $38.1 million in cash, inclusive of acquisition costs, and (ii) equipment purchases related to maintenance and special projects and towers.

Investments in property, plant and equipment were $26.1 million and $19.8 million in the nine months ended September 30, 2004 and 2003, respectively, and were funded using cash provided by operating activities. For the year ended December 31, 2003, we invested $25.4 million, including (i) $14.5 million in maintenance projects; (ii) $3.8 million in digital conversion; and (iii) $7.1 million in special projects. For the year ending December 31, 2004, we expect to invest approximately $40 million in property, plant and equipment, including approximately (i) $21 million in maintenance projects; (ii) $2 million for the full-power completion of certain digital television build-outs; and (iii) $17 million in special projects. We expect to invest approximately $16 million to build a new facility in Kansas City in the coming years. Since 1997 through September 30, 2004, we have invested approximately $61 million related to digital conversions, as mandated by the Federal Communications Commission ("FCC").

Financing Activities

Net cash used in financing activities was $21.8 million in the nine months ended September 30, 2004, as compared to $88.5 million in the nine months ended September 30, 2003, a decrease of $66.7 million or 75.4%. This decrease was primarily due to (i) net pay-downs to the credit facility from net cash provided by operating activities of $91.0 million in the nine months ended September 30, 2003, as compared to none in the nine months ended September 30, 2004; (ii) proceeds from stock options of $6.8 million during the nine months ended September 30, 2004 compared to $2.0 million in the nine months ended September 30, 2003, an increase of $4.8 million; partially offset by (iii) dividend payments on our common stock of $16.7 million; (iv) repurchases of our Series A Common Stock of $10.9 million; and (v) a partial redemption of our preferred stock of $1.6 million in January 2004.

The Company's $500 million credit facility expired on April 12, 2004. The Company is currently negotiating a new credit facility for $250 million, which is expected to be completed by year end. See Notes 4 and 8 to the condensed consolidated financial statements.

As of September 30, 2004, our long-term debt obligations, exclusive of capital lease obligations of $0.3 million, were $882.1 million, all of which mature after 2005. All of our long-term debt obligations as of September 30, 2004 bear interest at a fixed rate. The Company's credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor's and Fitch Ratings and Baa3 by Moody's Investors Service, as of September 30, 2004. Such credit ratings are considered to be investment grade. See Note 4 to the condensed consolidated financial statements.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Certain of our debt obligations contain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company's credit ratings or stock price. We are in compliance with all such covenants and restrictions as of September 30, 2004.

On February 27, 2003, a holder of our Series A Preferred Stock exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock. On August 12, 2003, we exercised our option and notified the holders of our intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. On January 1, 2004, we redeemed 1,600 shares of Series A Preferred Stock. As of September 30, 2004, we had 5,781 shares outstanding of Series A Preferred Stock and 10,938 shares outstanding of Series B Preferred Stock. The remaining 5,781 shares of Series A Preferred Stock will be redeemed on January 1, 2005. The remaining shares of Series B Preferred Stock will be redeemed as follows: 5,468 shares on December 10, 2004; and 5,470 shares on January 1, 2005.

On January 15, April 15, and July 15, 2004, we paid dividends on our Series A and Series B Common Stock totaling $16.7 million. On September 22, 2004, our Board of Directors declared a cash dividend for the third quarter of 2004 of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. The dividend was paid on October 15, 2004 to all stockholders of record as of October 5, 2004. We did not declare or pay any dividends on Common Stock in the three- and nine-month periods ended September 30, 2003.

In May 1998, our Board of Directors authorized the repurchase of up to $300 million of our outstanding Series A Common Stock. Such repurchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. Between May 1998 and September 30, 2004, we have spent approximately $91.6 million to repurchase approximately 3.7 million shares of Series A Common Stock at an average price of $25.06. We paid approximately $10.9 million to repurchase 458,500 shares of our Series A Common Stock during the third quarter of 2004. We did not repurchase any shares of our Series A Common Stock during 2003 and the first and second quarters of 2004. There can be no assurance that we will repurchase shares in the future or, if we do, what the terms of such repurchases will be.

On October 28, 2004, the Company notified the Wilmington Trust Company (the "Trustee") of its intention to redeem its Series A Debentures. The Series A Debentures were issued by the Company in the aggregate principal amount of $72.2 million to the Capital Trust, on December 20, 2001 pursuant to an indenture by and between the Company and the Trustee. See Note 15 to the condensed consolidated financial statements.

We anticipate that our primary sources of cash, which include current cash balances, and cash provided by operating activities, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter. We intend to enter into a new credit facility for $250 million before the end of the year.

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

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

Item 4.     Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

PART II

OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table reflects purchases made by Hearst Broadcasting, Inc. ("Hearst Broadcasting"), an indirect wholly-owned subsidiary of The Hearst Corporation ("Hearst"), of our Series A Common Stock during the quarter:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	411,800	$24.66	411,800	3,505,607 (1)
August 1 - August 31	497,000	$23.93	497,000	3,008,607
September 1 - September 30	460,380	$24.67	460,380	2,548,227

Total	1,369,180	$24.40	1,369,180

(1)	On December 6, 2000, the Board of Directors of Hearst authorized Hearst Broadcasting to purchase up to 20 million shares of our Series A Common Stock (inclusive of previously authorized and announced purchase amounts). Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion.

As of September 30, 2004, Hearst owned approximately 41.1% of the Company's outstanding Series A Common Stock and 100% of the Company's Series B Common Stock.

The following table reflects purchases made by the Company during the quarter:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1 - July 31	19,000	$ 22.85	19,000
August 1 - August 31	439,500	$ 23.86	439,500
September 1 - September 30	-	$ -	-

Total	458,500	$ 23.82	458,500	$ 208,381,000(1)

(1)	In May 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. As of September 30, 2004, the Company has spent approximately $91.6 million to repurchase approximately 3.7 million shares of Series A Common Stock at an average price of $25.06.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer
Title: Vice President, Secretary and General Counsel

Dated:	October 29, 2004

Name	Title	Date
/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 29, 2004

/s/ BRIAN G. HARRIS Brian G. Harris	Corporate Controller (Principal Accounting Officer)	October 29, 2004

Back to Contents

HEARST-ARGYLE TELEVISION, INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.