Form 10-K
period 2004-12-31
HEARST ARGYLE TELEVISION INC
filed 2005-03-01
CIK 949536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b2).     Yes ☑          No ☐
      The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2004 based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $734,770,397.
      Shares of the registrant’s Common Stock outstanding as of February 22, 2005: 92,896,612 shares (consisting of 51,597,964 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).
      DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS
      This report includes or incorporates forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. These forward looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “likely”, “plan”, “believe”, “expect”, “intend”, “project” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, operating expenses, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•	Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

•	Local regulatory actions and conditions in the areas in which our stations operate;

•	Competition in the broadcast television markets we serve;

•	Our ability to obtain quality programming for our television stations;

•	Successful integration of television stations we acquire;

•	Pricing fluctuations in local and national advertising;

•	Changes in national and regional economies;

•	Our ability to service and refinance our outstanding debt; and

•	Volatility in programming costs, industry consolidation, technological developments, and major world events.
      These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HEARST-ARGYLE TELEVISION, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS
General
      Hearst-Argyle Television, Inc. (the “Company” or “we”) is one of the country’s largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 28 television stations reaching approximately 18.2% of television households in the United States. Our 13 ABC-affiliated television stations, which cover 8.4% of U.S. television households, comprise the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which cover 7.3% of U.S. television households, comprise the second largest NBC affiliate group. We own two CBS-affiliated television stations and one WB station, and manage one UPN station and one independent station. In addition, we maintain Internet Web sites for each of our stations, which provide supplemental news, weather, information and entertainment content, and are part of a nation-wide network of Web sites we have built with other partners in the media industry. Also, as part of our ongoing initiative to explore innovative uses of our excess digital spectrum, we participate in the joint venture that launched the NBC Weather Plus Network, the first ever 24/7, all digital national-local broadcast network which we broadcast in three of our markets on a multicast stream with our main digital channel. We also manage two radio stations.
      We provide, through our local television stations, free over-the-air programming to our communities’ television viewing audiences. Our programming includes three main components:

•	programs produced by networks with which we are affiliated, such as ABC’s Desperate Housewives, NBC’s ER and CBS’ CSI: Crime Scene Investigation, and special event programs like The Academy Awards and the Olympics;

•	programs that we produce at our stations, such as local news, weather, sports and entertainment; and

•	first-run syndicated programs that we acquire, such as The Oprah Winfrey Show and Dr. Phil.
      In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations and Web sites also provide public service announcements and political coverage and sponsor community service projects and other public initiatives.
      Our primary source of revenue is the sale of commercial air time to advertisers. Our objectives are to meet the needs of our advertising customers and to increase our advertiser base by delivering mass audiences in key demographics, primarily in the top 100 U.S. markets. We seek to attract our television audience by providing leading local news programming and compelling network and syndicated programs at each of our stations, 20 of which are in the top 50 markets. In addition to offering advertising customers commercial air time, we offer a variety of marketing programs, including community events, sponsorships and advertising opportunities on our station’s Web sites.
      We believe that excellence in news coverage is the key to a station’s success, and consequently, the key to our operating success. Our corporate objective is therefore to consistently excel in the coverage of local and national issues, breaking news, accurate and timely monitoring of local weather conditions, and coverage of political issues, candidates, debates, and elections. We typically rank either first or second (in total household ratings and by share of demographic audience, adults aged 25-54) in local evening news in 21 of the 25 markets where we produce news. In addition, our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors in recent years, including the Walter Cronkite Award bestowed by the University of Southern California’s Annenberg School for Communication, Alfred I. duPont Columbia Awards, George Foster Peabody Awards, Edward R. Murrow Awards, National Headliner Awards, as well as numerous state and local Emmy and Associated Press honors.
      For the period ended December 31, 2004, we had revenue of $779.9 million, employed 3,333 full-time and part-time employees and operated in 25 U.S. markets. Information about our financial results is discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

beginning on page 25, and presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 48.
      We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the ticker symbol “HTV”.
Company Background
      Hearst-Argyle Television, Inc. was formed in August 1997 when The Hearst Corporation (“Hearst”) combined its television broadcast group and related broadcast operations (the “Hearst Broadcast Group”) with those of Argyle Television, Inc. (“Argyle”).
      Founded by William Randolph Hearst, The Hearst Corporation entered the broadcasting business in 1928 with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation’s 19th television station. That same year, WLWT-TV, in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation’s 20th television station and WDSU-TV, in New Orleans, Louisiana, later to become a Pulitzer station, was launched as the nation’s 48th television station. By 1997, when Hearst and Argyle combined their broadcast operations to form our company, they had a total of 15 owned and managed television stations and two managed radio stations.
      Since that time, we have acquired additional television stations through asset purchase, asset exchange or merger transactions, including merger transactions in 1999 with Pulitzer Publishing Company (“Pulitzer”), in which we acquired Pulitzer’s nine television stations and five radio stations, and with Kelly Broadcasting Company, in which we acquired our television stations in Sacramento, California, and a three-party asset exchange transaction in 2001 pursuant to which we sold three Phoenix radio stations and acquired WMUR-TV, Manchester, New Hampshire. In July 2004, we completed the purchase of an ABC affiliate, WMTW-TV, in Portland, Maine.
      We also have made strategic equity investments in Internet Broadcasting Systems, Inc. (“IBS”) and NBC/ Hearst-Argyle Syndication, LLC. Each of our stations has a corresponding Internet Web site hosted by IBS which provides supplemental news, weather, information and entertainment content. These Web sites are part of a nation-wide network of local Web sites that we and IBS have built with other partners in the media industry. The IBS network provides local Internet coverage of 58 markets, comprising 64% of U.S. households. NBC/ Hearst-Argyle Syndication, LLC is a limited liability company we formed with NBC Enterprises (now NBC Universal) as a joint venture to produce and syndicate first-run broadcast and original-for-cable programming. In addition, we have a minor interest in the Arizona Diamondbacks major league baseball team, which we acquired in the Pulitzer transaction. In December 2004, we sold our minority interest in ProAct Technologies Corporation as part of an overall plan by ProAct to liquidate its business. See Note 3 to the consolidated financial statements.
      As of February 22, 2005, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation (“Hearst Holdings”), and Hearst Broadcasting, Inc., a Delaware corporation (“Hearst Broadcasting”), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the “Series B Common Stock,” and together with our Series A Common Stock, par value $.01 per share, the “Series A Common Stock,” the “Common Stock”) and approximately 42.32% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 67.96% of the outstanding voting power of our Common Stock (except with respect to the election of directors, which is discussed below). On February 22, 2005, Hearst Broadcasting also owned 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, our wholly-owned subsidiary trust. Hearst Broadcasting may convert the Series B Redeemable Convertible Preferred Securities into securities that are convertible into 986,131 shares of our Series A Common Stock, representing in the aggregate approximately 1.06% of the outstanding voting power of our Common Stock as of February 22, 2005

(except with respect to the election of directors, which is discussed below). Because of Hearst’s ownership, we are considered a “controlled company” under New York Stock Exchange rules.
      Hearst Broadcasting’s ownership of our Series B Common Stock entitles it to elect as a class all but two members of our Board of Directors (the “Board”). The holders of our Series A Common Stock are entitled to elect the remaining two members of our Board. When Hearst combined the Hearst Broadcast Group with Argyle in August 1997, Hearst agreed that, for purposes of any vote to elect directors and for as long as it held any shares of our Series B Common Stock, it would vote any shares of Series A Common Stock that it owned only in the same proportion as the shares of Series A Common Stock not held by Hearst are voted in the election.
The Stations
      Of the 28 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas (“DMAs”) according to Nielsen Media Research (“Nielsen”) estimates for the 2004-2005 television broadcasting season. We own 25 television stations. In addition, we manage three television stations (WMOR-TV in the Tampa, Florida market, WPBF-TV in the West Palm Beach, Florida market and KCWE-TV in the Kansas City, Missouri market) and two radio stations (WBAL-AM and WIYY-FM in Baltimore, Maryland), all of which, except KCWE-TV, are owned by Hearst. Our management of KCWE-TV allows Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV (the “Missouri LMA”).
      The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2004:

						Percentage of
		Market	Network	Analog	Digital	U.S. Television
Station	Market	Rank(1)	Affiliation(2)	Channel	Channel	Households(3)

WCVB	Boston, MA	5	ABC	5	20	2.183%
WMUR	Manchester, NH(4)	5	ABC	9	59	—
WMOR	Tampa, FL	13	IND	32	19	1.525%
KCRA	Sacramento, CA	19	NBC	3	35	1.200%
KQCA	Sacramento, CA(5)	19	WB	58	46	—
WESH	Orlando, FL	20	NBC	2	11	1.189%
WTAE	Pittsburgh, PA	22	ABC	4	51	1.082%
WBAL	Baltimore, MD	23	NBC	11	59	0.993%
KMBC	Kansas City, MO	31	ABC	9	7	0.816%
KCWE	Kansas City, MO(6)	31	UPN	29	31	—
WISN	Milwaukee, WI	32	ABC	12	34	0.809%
WLWT	Cincinnati, OH	33	NBC	5	35	0.806%
WYFF	Greenville, SC	35	NBC	4	59	0.742%
WPBF	West Palm Beach, FL	39	ABC	25	16	0.665%
WGAL	Lancaster, PA	42	NBC	8	58	0.641%
WDSU	New Orleans, LA	43	NBC	6	43	0.617%
KOCO	Oklahoma City, OK	45	ABC	5	7	0.598%
KOAT(7)	Albuquerque, NM	47	ABC	7	21	0.593%
WXII	Greensboro, NC	48	NBC	12	31	0.592%
WLKY	Louisville, KY	50	CBS	32	26	0.582%
KITV(7)	Honolulu, HI	71	ABC	4	40	0.381%
KCCI	Des Moines, IA	73	CBS	8	31	0.376%
WMTW	Portland-Auburn, ME	74	ABC	8	46	0.373%

						Percentage of
		Market	Network	Analog	Digital	U.S. Television
Station	Market	Rank(1)	Affiliation(2)	Channel	Channel	Households(3)

KETV	Omaha, NE	76	ABC	7	20	0.362%
WPTZ/WNNE(7)	Plattsburgh, NY/
	Burlington, VT	90	NBC	5/31	14/23	0.300%
WAPT	Jackson, MS	91	ABC	16	21	0.299%
KHBS/KHOG(7)	Fort Smith/
	Fayetteville, AR	107	ABC	40/29	21/15	0.244%
KSBW	Monterey-Salinas, CA	124	NBC	8	10	0.199%

	TOTAL					18.167%

(1)	Television market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national “spot” and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2004-2005 season.

(2)	ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; UPN refers to The United Paramount Network; and WB refers to The WB Television Network.

(3)	Based on Nielsen estimates for the 2004-2005 season.

(4)	The FCC estimates group data for Manchester, NH is under the Boston DMA. Because WMUR and WCVB are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(5)	Because KQCA and KCRA are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(6)	Because KCWE and KMBC are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(7)	WNNE and KHOG are full-power satellite stations that largely, but not entirely, retransmit the programming provided by WPTZ and KHBS, respectively. Because WNNE and KHOG produce some content distinct from their main stations, we include them among our station list but do not count them as separate, stand-alone stations. Two of our other main stations, KOAT, Albuquerque, and KITV, Honolulu, extend their respective signals to additional portions of their respective states through full-power satellite stations (KOCT (Carlsbad, NM), KOFT-DT (Farmington, NM), and KOVT (Silver City, NM); and KHVO (Hilo, HI) and KMAU (Wailuku, HI), respectively). However, because these satellite stations offer the same programming as their respective main stations, we do not list them or count them as separate, stand-alone stations.
      The following table sets forth certain information for each of our managed radio stations:

		Market
Station	Market	Rank(1)	Format

WBAL (AM)	Baltimore, MD(2)	20	News/Talk
WIYY (FM)			Rock

(1)	Radio market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron’s Fall 2004 Radio Market Report.

(2)	WBAL (AM) and WIYY (FM) radio stations are managed by us under a management agreement with Hearst.
      We have an option to acquire WMOR-TV and Hearst’s interests and option with respect to KCWE-TV, which expires in December 2005. If Hearst elects to sell either station prior to, or during, the option period, we will have a right of first refusal to acquire it at its fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters. We will exercise any option or right of first refusal related to these properties by action of our independent directors, and we may withdraw any option exercise after we receive the third-party appraisal. We also have a right of first refusal to purchase WPBF-TV if Hearst proposes to sell the station to a third party. That right of first refusal also expires in December 2005.
      On July 30, 2004, Hearst exercised its option to purchase KCWE-TV. Pursuant to the terms of the option agreement, the owners of the station elected to defer the closing of the sale until July 30, 2006.
Network Affiliations
      General. Twenty-seven of our 28 owned or managed television stations are affiliated with one of the following networks pursuant to a network affiliation agreement: ABC (13 stations), NBC (10 stations), CBS (two stations), UPN (one station) and WB (one station). WMOR-TV in Tampa, Florida currently operates as an independent station.
      Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the applicable network. In return, the network has the right to sell a significant portion of the advertising time during those broadcasts. The duration of a majority of our stations’ affiliations with their networks has exceeded 40 years and, for certain stations, has continued for more than 50 years. Although we do not expect our network affiliation agreements to be terminated and expect to continue to be able to renew them, we can give no assurance they will not be terminated or that renewals will be obtained on as favorable terms. Our two radio stations also have an affiliation agreement with a network that provides certain content (i.e., news, sports, etc.) for the stations. However, our radio stations are less dependent on their affiliation agreements for programming.
      Network Compensation. Historically, the long-established networks have paid compensation to their affiliates in exchange for the broadcasting of network programming. In recent years, network compensation has been reduced and in the future may be eliminated. Our affiliation agreements with NBC provide for compensation that is weighted toward the first part of the term and declines to zero by the end of the term. In addition, the more recently established networks (FOX, UPN, WB and PAX) generally pay little or no cash compensation for the clearance of network programming.
      ABC. The expiration dates of the affiliation agreements for certain of our ABC-affiliated stations were as follows: KMBC, WISN, WCVB, WTAE and WPBF-August 28, 2004; KETV and KOAT-November 1, 2004; KHBS/ KHOG-August 29, 2004; KOCO-December 31, 2004; and KITV-January 2, 2005. The affiliation of each of those stations with ABC has continued since the expiration dates of the agreements with ABC’s consent. The terms of the affiliation agreements for the following ABC-affiliated stations expire as follows: WAPT and WMTW-March 6, 2005; and WMUR-August 7, 2005. We are in the process of negotiating with ABC for the renewal of the affiliation agreements for all of our ABC-affiliated stations. Although there can be no assurance that we will be able to renew the affiliation agreements on as favorable terms or at all, we believe that we will renew the affiliation agreements on mutually agreeable terms and the stations will continue to maintain their affiliations with ABC during the negotiation process.
      NBC. The term of each affiliation agreement for our NBC-affiliated stations — WBAL, WLWT, WYFF, WGAL, WXII, WPTZ/ WNNE, KSBW, KCRA, WESH and WDSU — is for a period of nine years, six months, expiring December 31, 2009. In addition, certain of our NBC stations have become affiliates of the NBC Weather Plus network. See “Digital Spectrum Initiatives.”
      CBS. The initial term of the affiliation agreements for our CBS-affiliated stations KCCI and WLKY is for 10 years through June 30, 2005. We are in the process of negotiating with CBS for the renewal of the affiliation agreements for both of our CBS-affiliated stations. Although there can be no assurance that we will be able to renew the affiliation agreements on as favorable terms or at all, we believe that we will renew the affiliation agreements on mutually agreeable terms.
      UPN and WB. The UPN affiliation agreement with KCWE is for an initial 10-year term (through August 31, 2008). The WB affiliation agreement with KQCA is for an initial term of three years, through

September 30, 2006. Unlike affiliates of ABC, CBS or NBC, KQCA may be required to pay compensation to WB (based upon ratings it generates) in exchange for the broadcast rights to WB’s programming.
Digital Spectrum Initiatives
      We actively seek opportunities to explore the potential of digital over-the-air broadcast technology, as well as opportunities to participate in joint ventures with our networks. In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital national-local broadcast network. NBC-affiliated stations may participate in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their excess digital spectrum (as a multi-cast stream together with their main digital channel). We have launched NBC Weather Plus in three of our markets — Sacramento, Orlando and Winston-Salem — and expect to launch NBC Weather Plus in additional markets in the future. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC.
      We have also entered into an arrangement with U.S. Digital Television, Inc. (“USDTV”) through which USDTV is utilizing a portion of the digital spectrum of our station in Albuquerque, New Mexico, to transmit an over-the-air subscription television service consisting of local television station signals combined with the most popular cable networks.
Internet
      We and other companies in the media industry have partnered with IBS to build a nation-wide network of local Web sites. The IBS network, which covers 58 markets and reaches 64% of U.S. households, drew on the average 25.9 million unique viewers per month during 2004. As part of this network we have Internet Web sites for each of our stations which are hosted by IBS and which provide news, weather, entertainment and other information that complement our stations’ programming and enable us to reach our viewers while they are away from their television sets, as well as to attract new viewers to our stations via the Internet. Our Web sites also provide opportunities to generate additional, Web-based advertising revenue. Links to each of these Web sites are provided from our corporate Web site, www.hearstargyle.com.
The Commercial Television Broadcasting Industry
      General. Commercial television broadcasting began on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area, and a license to operate a television station must be granted by the Federal Communications Commission (the “FCC”). All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called “Designated Market Areas” or “DMAs”, is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates.
      Revenue. Television station revenue is derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation and other sources. Advertising rates are set based upon a variety of factors, including

•	a program’s popularity among the viewers an advertiser wishes to attract;

•	the number of advertisers competing for the available time;

•	the size and demographic makeup of the market served by the station; and

•	the availability of alternative advertising media in the market.

      Also, advertising rates are determined by a station’s ratings and audience share among particular demographic groups. Because television stations rely on advertising revenue, they are sensitive to cyclical changes in the economy. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenue of individual broadcast television stations. The advertising revenue of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue in even-numbered years benefits from advertising placed by candidates for political offices, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size.
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
      Additional factors material to a television station’s competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of cable television and satellite delivery systems and the commencement of digital broadcasting have reduced the VHF signal’s competitive advantage. Notwithstanding, approximately 21 million homes in the United States currently receive over-the-air television broadcasts by antenna only.
      Audience. We compete for audience on the basis of program popularity, which consists not only of our locally-produced news, public affairs and entertainment programming, but syndicated and network programming as well. The popularity of our programming has a direct effect on the rates we can charge our advertisers. Due to our significant commitment to the ABC and NBC networks, our Company’s performance can be impacted by the performance of those networks, particularly in prime time.
      In addition, although the commercial television broadcast industry historically has been dominated by the broadcast networks ABC, NBC, CBS (with which the majority of our stations are affiliated) and FOX, newer networks WB and UPN, as well as programming originated to air solely on subscription systems such as cable and satellite systems, have become significant competitors for the broadcast television audience. Currently, broadcast-originated programming accounts for about half of all television viewing.
      Advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. Video compression techniques permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. This ability to reach very narrowly defined audiences is expected to increase competition both for audience and for advertising revenue. We cannot predict the effect that technological changes will have on the broadcast television industry or the future results of our stations.

      Other sources of competition for audience include

•	home entertainment systems (including VCRs, DVDs and playback systems);

•	digital video recorders (“DVRs”), also known as personal video recorders (“PVRs”);

•	video-on-demand and television game devices;

•	the Internet;

•	multipoint distribution systems;

•	multichannel multipoint distribution systems or “wireless cable” satellite master antenna television systems; and

•	other sources of home entertainment.
      Programming. Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. Our stations compete against other local broadcast stations for exclusive local access to first-run product (such as The Oprah Winfrey Show). To a lesser extent, we compete for exclusive local access to off-network reruns (such as Seinfeld). Cable and satellite systems also compete with local stations for programming, and various national cable and satellite networks from time to time have acquired programs that otherwise would have been offered to local television stations.
      Advertising. Broadcast television stations compete for advertising revenue and marketing sponsorship with other broadcast television stations and a station’s competitive edge is in large part determined by the success of its programming. Broadcast television stations also compete for advertising revenue with a variety of other media, such as radio stations, Internet Web sites, print media, direct marketing and cable and satellite system operators serving the same market. Since greater amounts of advertising time are available for sale by independent stations, independent stations typically achieve a greater proportion of television market advertising revenue relative to their share of the market’s audience. Public broadcasting outlets in most communities compete with commercial broadcasters for viewers but not generally for significant advertising revenue, as public broadcasting outlets generally operate on a not-for-profit basis and therefore do not generally solicit commercial advertising.
Federal Regulation of Television Broadcasting
      General. Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended, and most recently amended comprehensively by the Telecommunications Act of 1996 (the “Communications Act”). The Communications Act requires the FCC to regulate broadcasting so as to serve “the public interest, convenience and necessity.” The Communications Act prohibits the operation of television broadcasting stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to

•	issue, renew, revoke and modify broadcasting licenses;

•	assign frequency bands;

•	determine stations’ frequencies, locations and power; and

•	regulate the equipment used by stations.
      The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without the FCC’s prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite (“DBS”) systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced significantly its regulation of broadcast stations, the FCC continues to regulate matters such as network-affiliate relations, cable and DBS systems’ carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming. In particular, since January 2004 the FCC has increased its regulatory focus on indecency, which may impact certain of our programming decisions.
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
      The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License(1)

WCVB	Boston, MA	April 1, 2007
WMUR	Manchester, NH	April 1, 2007
WMOR	Tampa, Fl	February 1, 2013
KCRA	Sacramento, CA	December 1, 2006
KQCA	Sacramento, CA	December 1, 2006
WESH	Orlando, FL	February 1, 2005*
WTAE	Pittsburgh, PA	August 1, 2007
WBAL	Baltimore, MD	October 1, 2004*
KMBC	Kansas City, MO	February 1, 2006
KCWE	Kansas City, MO	February 1, 2006
WLWT	Cincinnati, OH	October 1, 2005
WISN	Milwaukee, WI	December 1, 2005
WYFF	Greenville, SC	December 1, 2004*
WPBF	West Palm Beach, FL	February 1, 2013
WDSU	New Orleans, LA	June 1, 2005*
WXII	Greensboro, NC	December 1, 2004*
KOCO	Oklahoma City, OK	June 1, 2006
WGAL	Lancaster, PA	August 1, 2007
KOAT	Albuquerque, NM	October 1, 2006
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2006
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2006
KOFT-DT (satellite station of KOAT)**(2)	Farmington, NM	October 1, 2006
WLKY	Louisville, KY	August 1, 2005
KCCI	Des Moines, IA	February 1, 2006
WMTW	Portland-Auburn, ME	April 1, 2007
KITV	Honolulu, HI	February 1, 2007
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2007
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2007
KETV	Omaha, NE	June 1, 2006
WAPT	Jackson, MS	June 1, 2005*
WPTZ	Plattsburgh, NY	June 1, 2007

Station	Market	Expiration of FCC License(1)

WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2007
KHBS	Fort Smith, AR	June 1, 2005*
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2005*
KSBW	Monterey-Salinas, CA	December 1, 2006

*	We have filed for renewal of licenses for these stations, and those applications are pending.

**	Satellite stations retransmit the signal of a primary station, and may offer some locally originated programming.

(1)	For more information, please refer to “Digital Television Service” below relating to the transition to digital television.

(2)	Our satellite station KOFT-DT in Farmington, NM operates in digital mode only.
      Ownership Regulation. The Communications Act and FCC rules restrict the ownership of broadcast stations. The FCC limits the ability of individuals and entities to own or have an official position or ownership interest above a certain level (an “attributable” interest) in broadcast stations. Both Hearst and Pulitzer have attributable interests in our company that restrict our ability to acquire stations in areas in which they own newspapers. The FCC is required by law to evaluate its ownership rules every four years to determine whether they remain necessary in light of competition. The Commission’s next quadrennial review is scheduled to take place in 2006. On June 2, 2003, the FCC issued an order substantially revising its rules. This order was the culmination of the most comprehensive review of media ownership regulation in the agency’s history, spanning 20 months and encompassing a public record of more than 520,000 comments. On June 24, 2004, the United States Court of Appeals for the Third Circuit issued its decision regarding the FCC’s rule changes. The Court affirmed certain of the rules, but rejected those affecting ownership of television stations in local markets as well as the rule regarding ownership of newspapers and broadcast stations and remanded the matter to the FCC. The Department of Justice has elected not to seek review of the decision by the Supreme Court. However, review is being sought by various parties, including the National Association of Broadcasters, ABC, NBC, CBS, FOX and Tribune. During the pendency of further proceedings in the courts and before the FCC, the FCC’s prior ownership rules remain in effect. We cannot predict what actions the Supreme Court or the FCC will take in the future or how changes in the rules will impact our business. The FCC’s current ownership rules that are material to our operations are summarized below:
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
      The FCC’s 2003 rules, which are currently not effective and remain pending before the courts and the FCC, would permit parties to own two stations in markets with five or more TV stations so long as both of the two stations are not among the top four-ranked stations in the markets based on audience share. Further, in markets with 18 or more TV stations a party would be able to own three stations, but only one of these stations could be among the top-four ranked stations in the market. Under the 2003 rules, the FCC has said that it would also consider, on a case-by-case basis, requests to waive the top four-ranked restriction in markets with 11 or fewer television stations. This rule was rejected by the Third Circuit and is still the subject of further judicial and administrative proceedings.

      National Television Ownership Cap. The national television ownership rule limits the number of television stations one entity may own nationally. Under the FCC’s old rules, no entity was permitted to have an attributable interest in television stations whose audience reach, in the aggregate, exceeded 35% of all U.S. television households. The FCC’s 2003 rules increased the 35% cap to 45%. However, Congress later passed, and President Bush signed, a bill into law on January 23, 2004 that fixed the cap at 39%. We are in compliance with this statutorily-mandated national ownership cap.
      The FCC currently discounts the audience reach of a UHF station by 50%. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the station in that market only once for national cap purposes. The FCC is currently studying the UHF discount. The propriety of the UHF discount will be the subject of further administrative proceedings, but the rule remains in effect.
      Dual Network Rule. The dual network rule prohibits a merger between or among four major broadcast television networks — ABC, CBS, FOX and NBC.
      Local Radio Ownership. With respect to radio, the maximum allowable number of stations that can be commonly owned in a market varies depending on the number of radio stations within that market, as determined using a contour-overlap method. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. The FCC’s 2003 rules changed the radio market definition from the contour-overlap method to a more restrictive definition using Arbitron markets. The new market definition rule was affirmed by the Third Circuit, and has become effective, but is the subject of further judicial and administrative proceedings.
      Media Cross-Ownership. The FCC’s currently effective rules prohibit the licensee of an AM, FM, or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. The rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets, i.e., markets with at least 20 independently owned media voices, a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations.
      The FCC’s 2003 rules, which are currently not effective and are pending before the courts and the FCC, would replace the broadcast-newspaper and the radio-television cross-ownership rules with the following “cross-media limits”:

•	In markets with three or fewer TV stations, no cross-ownership would be permitted among TV, radio, and newspapers. A company could obtain a waiver of that ban if it can show that the television station does not serve the area served by the cross-owned property (i.e., the radio station or the newspaper).

•	In markets with between four and eight TV stations, combinations would be limited to one of the following:

(A) A daily newspaper, one TV station, and up to half of the radio station limit for that market (i.e., if the radio limit in the market is six, the company can only own three), or

(B) A daily newspaper; and up to the radio station limit for that market (i.e., no TV stations), or

(C) Two (or three) TV stations (if permissible under local TV ownership rule); and up to the radio station limit for that market (i.e., no daily newspapers).

•	In markets with nine or more TV stations, the newspaper-broadcast cross-ownership ban and the television-radio cross-ownership ban would be eliminated.

      This rule is still the subject of further administrative and judicial proceedings.
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
      In adopting these rules concerning LMAs, however, the FCC provided grandfathering relief for LMAs that were in effect at the time of the rule change. Television LMAs that were in place before November 5, 1996, were allowed to continue at least through the FCC’s next comprehensive review and re-evaluation of its broadcast ownership rules, which is not currently scheduled to commence until at least 2006. The Missouri LMA, pursuant to which programming is provided to KCWE in Kansas City, Missouri, is grandfathered for this period.
      Joint Sales Agreements. The FCC is considering whether to make attributable agreements by one television station in a market to sell the advertising inventory of another station in the same market. Such agreements, known as “JSAs”, are presently not attributable for purposes of the local market television ownership rules. We have JSAs with stations owned by Paxson Communications in three markets — Sacramento, New Orleans and Winston-Salem. If the FCC were to make JSAs attributable, we might be required to terminate such sales arrangements. Although we believe that JSAs are consistent with the public interest and have so informed the FCC, we cannot predict what action the FCC will take in the future.

Other Regulations, Legislation and Recent Developments Affecting Broadcast Stations
      The 1992 Cable Act. The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) which includes provisions respecting the carriage of television stations’ signals by cable systems. These so-called “must carry” provisions generally require cable operators to devote up to one-third of their activated channel capacity to the carriage of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from carrying broadcast signals without obtaining the station’s consent. The “must carry” and retransmission consent provisions are related in that a local television broadcaster, on a cable system-by-cable system basis, must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. See Note 14 to the consolidated financial statements.
      The FCC has ruled that cable systems are required under the FCC’s “must carry” rules to carry only one analog broadcast television program stream and program-related content. Thus, digital services and multiplexed program or data streams are not required to be carried by cable systems. On February 10, 2005, the FCC affirmed these prior rulings.
      Each of our television licensees has been required to make an election, in February 2005, as to which current channel assignment, the analog channel assignment or the digital channel assignment, each station prefers to operate its digital television facilities on after the transition to digital television service is complete and, in certain circumstances, is providing those stations for which both current channel assignments are problematic an opportunity to obtain a different channel assignment at a later date. All of our stations have made elections for one of the two channels currently assigned to them, except for WYFF, Greenville, South Carolina, which has elected to attempt to obtain a different channel assignment at a later date. Despite this election process, we cannot predict with certainty what channel the FCC will ultimately assign for final operation of our digital television facilities, and changes in channel assignments are likely to require us to incur additional capital expenditures the extent of which we cannot estimate at this time.
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
      We have constructed and commenced DTV broadcast operations at all of our stations, except WPTZ and one of our satellite stations (KMAU), which have obtained extensions of time from the FCC to complete construction or are otherwise not required by the FCC to have completed construction at the present time. Because of unique local regulatory requirements relating to land use, further extensions of time may be required. While we believe that we possess good cause to justify extensions for WPTZ and KMAU, we cannot be certain that such extensions can be secured from the FCC. Additional construction or investment in equipment will be required at 21 stations (including satellite stations) to bring them up to full maximum authorized power. From 1997 through December 31, 2004, we have invested approximately $61 million in capital expenditures related to the digital conversion of our stations. In general, by July 1, 2005, stations affiliated with the top four networks in markets 1-100 must be operating at maximum authorized power, and all other stations must be operating at maximum authorized power by July 1, 2006.
      Current statutory and regulatory plans call for the digital television transition period to end in the year 2006, at which time the FCC expects that television broadcasters will cease analog broadcasting and return their analog channel to the government, allowing that spectrum to be recovered for other uses. Under the Balanced Budget Act of 1997, however, the FCC is authorized to extend the December 31, 2006 deadline for reclamation of a television station’s non-digital channel if, in any given market: (i) one or more television stations affiliated with ABC, CBS, NBC or Fox is not broadcasting digitally, and the FCC determines that such stations have “exercised due diligence” in attempting to convert to digital broadcasting; (ii) digital-to-analog converter technology is not available in such market; or (iii) 15% or more of the television households in the market do not subscribe to a multichannel video service that carries at least one digital channel from each of the local stations in that market, and 15% or more of the television households in the market cannot receive digital signals off the air using either a set-top converter box for an analog television set or a new digital television set. Congress is currently considering whether the transition period should be extended and, if so, for what length of time.
      The implementation of digital television has and will impose substantial additional costs on television stations because of the need to replace analog equipment and because some stations will need to operate at higher utility cost. We can give no assurance that our stations will be able to increase revenue to offset these costs. In addition, the Telecommunications Act of 1996 allows the FCC to charge a spectrum fee to broadcasters who use the digital spectrum for purposes other than free, over-the-air broadcasting. The FCC has adopted rules that require broadcasters to pay a fee of 5% of gross revenue received from ancillary or supplementary uses of the digital spectrum for which they charge subscription fees, excluding revenue from the sale of commercial time. We cannot predict what future actions the FCC might take with respect to digital television, nor can we predict the effect of the FCC’s present digital television implementation plan or such future actions on our business. We have incurred considerable expense in the conversion of digital television and are unable to predict the extent or timing of consumer demand for any such digital television services.
      To develop business models for use of the digital spectrum our stations possess, we have entered into a joint venture with NBC Universal to launch the first ever 24/7, all digital national-local broadcast network, NBC Weather Plus, at certain of our stations, and have an agreement with USDTV through which USDTV uses a portion of our spectrum to transmit an over-the-air subscription television service at one of our stations. See “Digital Spectrum Initiatives.”
      Direct Broadcast Satellite Systems. There are currently in operation several DBS systems that serve the United States. DBS systems provide programming on a subscription basis to those who have purchased and installed a satellite signal receiving dish and associated decoder equipment, in competition with our broadcast stations.
      In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA”), which established a compulsory copyright licensing system for the satellite distribution of local television station signals to DBS viewers in each DMA. Under SHVIA, a satellite carrier is required to retransmit the signals of all local television stations in a DMA (with minor exceptions that do not apply to our stations) if the satellite carrier chooses to retransmit the signal of even one local television station in that DMA. Similar to the cable “must carry/retransmission consent” regime, television station licensees can opt for mandatory carriage or for retransmission consent. Our agreements with Lifetime also apply to the grant of DBS retransmission consent. All of our stations are currently distributed by at least one DBS system.
      In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”). SHVERA, as had SHVIA before it, extended the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate); this extension is until December 31, 2009. SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit the out-of-market signal of a station that is significantly viewed in the local DMA under certain circumstances. In addition, SHVERA established a framework to govern the satellite retransmission of digital television signals. Finally, SHVERA also contained provisions that may increase the satellite distribution of our stations in New Hampshire (WMUR), Vermont (WNNE) and Hawaii (KITV).
Employees
      As of December 31, 2004, we had approximately 2,957 full-time employees and 376 part-time employees. A total of approximately 928 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.
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
      Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter and our Compensation Committee Charter are also posted to the corporate governance section of our Web site. In addition, you may obtain a free copy of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, or our Board committee charters that we file on our Web site by writing to us at Hearst-Argyle Television, Inc., 888 Seventh Avenue, New York, New York 10106, Attention: Corporate Secretary.
      We also make available on our Web site news releases, earnings releases, archived audio Web casts, forthcoming corporate events and lists of equity and debt securities analysts who follow our company.

ITEM 2.	PROPERTIES
      Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Typically, offices and main studios are located together, while transmitters and tower sites are in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations’ principal facilities as of December 31, 2004. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Approximate
Station	Location	Use	Ownership	Size

Corporate	Washington D.C.	Washington D.C. Office	Leased	3,974 sq. ft.
	New York, NY	New York Office	Leased	39,864 sq. ft.
WCVB	Boston, MA	Office and studio	Owned	90,002 sq. ft.
		Warehouse	Leased	3,617 sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.
WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.
KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	3,085 sq. ft.

Approximate
Station	Location	Use	Ownership	Size

WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.
WESH	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Leased	1,472 sq. ft.
		Office	Leased	775 sq. ft.
		Office	Leased	535 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.
WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres
KMBC	Kansas City, MO	Office and studio(1)	Leased	58,514 sq. ft.
		Tower and transmitter	Owned	11.6 acres
		Building	Owned	8.4 acres
WLWT	Cincinnati, OH	Office and studio	Owned	54,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres
WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.
WYFF	Greenville, SC	Office and studio	Owned	57,500 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,000 sq. ft.
WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres
KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres
WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.
WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres
WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.
KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres
KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres
WMTW	Portland-Auburn, ME	Office and studio	Leased	11,703 sq. ft.
		Tower and transmitter	Owned	296 acres
		Office and studio	Owned	16,300 sq. ft.
		Transmitter building	Owned	5,120 sq. ft.
KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.6 acres
KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23.3 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.
WAPT	Jackson, MS	Office and studio	Owned	11,600 sq. ft.
		Tower and transmitter	Owned	24 acres

Approximate
Station	Location	Use	Ownership	Size

WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	5,441 sq. ft.
		Tower and transmitter	Owned	13.4 acres
WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
		Transmitter building	Leased	540 sq. ft.
		Transmitter land	Leased	3 acres
KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	47,004 sq. ft.
		Office and studio	Leased	1,110 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres
KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	900 sq. ft.

*	Owned by the Company in partnership with certain third parties.

(1)	In 2004 we purchased real property on which to build an owned office and studio facility for KMBC. We expect to commence construction of the office and studio facility during 2005.

ITEM 3.	LEGAL PROCEEDINGS
      From time to time, we become involved in various claims and lawsuits that are incidental to our business. In our opinion, there are no legal proceedings pending against us or any of our subsidiaries that are reasonably expected to have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      (a) Market Performance of Common Stock and Dividends on Common Stock. Our Series A Common Stock is listed on the NYSE under the ticker symbol “HTV.” All of the outstanding shares of our Series B Common Stock are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. Our Series B Common Stock is not publicly traded. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Series A Common Stock on the NYSE and the dividends declared on our Series A and Series B Common Stock:

	High	Low	Dividend

2004
First Quarter	$28.95	$25.38	$0.06
Second Quarter	27.68	25.09	0.06
Third Quarter	25.79	22.63	0.06
Fourth Quarter	26.38	24.70	0.07
2003
First Quarter	$25.00	$20.05	$—
Second Quarter	26.03	19.50	—
Third Quarter	26.00	22.08	—
Fourth Quarter	27.95	22.42	0.06

      On February 22, 2005, the closing price for our Series A Common Stock was $25.42, and there were approximately 638 Series A Common Stock shareholders of record.
      In December 2004, we declared a quarterly cash dividend of $0.07 per share on our Series A Common Stock and our Series B Common Stock (up $0.01 from the $0.06 per share we declared for each of the previous four quarters), which we paid on January 15, 2005 to holders of record on January 5, 2005, for a total of $6.5 million. During 2004, we paid a total of $22.3 million in dividends. See Note 10 to the consolidated financial statements.
      (b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2004:

Number of Securities Available
	Number of Securities to be			for Future Issuance Under
	Issued upon Exercise of		Weighted Average Exercise	Equity Compensation Plans
	Outstanding Options,		Price of Outstanding Options,	(Excluding Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,060,429	(1)	$23.36	6,769,110	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	8,060,429		$23.36	6,769,110

(1)	Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company’s Amended and Restated 1997 Stock Option Plan and the Company’s 2004 Long Term Incentive Compensation Plan.

(2)	Includes 2,337,100 shares of Series A Common Stock available for future stock compensation grants under the Company’s 2004 Long Term Incentive Compensation Plan and 4,432,010 shares of Series A Common Stock reserved for future issuance under the Company’s Employee Stock Purchase Plan.
      (c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers. The following table reflects purchases made during the quarter of our Series A Common Stock by Hearst Broadcasting, Inc. (“Hearst Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”):

				(d) Maximum
			(c) Total Number of	Number of Shares
	(a) Total	(b) Average	Shares Purchased as	that may yet be
	Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program

October 1 — October 31	327,600	$25.03	327,600	2,220,627	(1)
November 1 — November 30	—	—	—	2,220,627
December 1 — December 31	—	—	—	2,220,627
Total	327,600	$25.03	327,600

(1)	On December 6, 2000, the Board of Directors of Hearst authorized Hearst Broadcasting to purchase up to 20 million shares of our Series A Common Stock (inclusive of previously authorized and announced purchase amounts). Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.
      As of December 31, 2004, Hearst owned approximately 41.6% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock.
      The Company made no repurchases of its Series A Common Stock or Series B Common Stock during the quarter.

ITEM 6.	SELECTED FINANCIAL DATA
      The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      As discussed herein and in the notes to the accompanying consolidated financial statements:

•	On December 20, 2001, our wholly-owned unconsolidated subsidiary trust (the “Capital Trust”) completed a private placement with institutional investors of $200.0 million principal amount of redeemable convertible preferred securities (the “Redeemable Convertible Preferred Securities”). The parent company, Hearst-Argyle Television, Inc., then issued subordinated debentures of $206.2 million (the “Subordinated Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. See Note 7 to the consolidated financial statements.

•	On December 31, 2004, we completed the redemption of Series A Debentures in the aggregate principal amount of $72.2 million from the Capital Trust, at a price of $52.625 per $50.00 principal amount of the Series A Debentures. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Redeemable Convertible Preferred Securities (the “Series A Securities”) at the same price and on substantially the same terms as the redemption of the Series A Debentures. Also, the Capital Trust redeemed 43,299 shares of its common stock, held by us. The Series A Securities were convertible, at the option of the holder, at any time up to the Redemption Date, into shares of our Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50.00 principal amount of Series A Debentures (an effective conversion price of $24.9360). We redeemed all the Series A Debentures and recognized a $3.7 million pre-tax expense related to the redemption premium, which is included in the Interest expense, net — Capital Trust in the consolidated statement of income. See Note 7 to the consolidated financial statements.

•	On July 1, 2004, we acquired the television broadcasting assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market for $38.1 million, including acquisition costs, with cash on hand. See Note 3 to the consolidated financial statements.

•	On December 13, 2001, we sold WBOY-TV, the NBC affiliate serving the Clarksburg-Weston, West Virginia television market.

•	On August 7, 2001 (August 1, 2001 for accounting purposes), we contributed our production and distribution unit to NBC/ Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. See Note 3 to the consolidated financial statements.

•	On April 30, 2001, pursuant to an Asset Purchase Agreement entered into with WBOY-TV, Inc., we acquired WBOY-TV.

•	On March 28, 2001, we exchanged our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Stations”) for WMUR-TV, the ABC affiliate serving Manchester, New Hampshire, which is part of the Boston, Massachusetts television market, in a three party swap (the “Phoenix/ WMUR Swap”).

•	On August 1, 2000, Emmis Communications Corp. (“Emmis”) began managing our radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) (the “Phoenix Transaction”) under a Time Brokerage Agreement (“TBA”) for a period of up to three years. On August 8, 2000, we sold two of our radio stations, WXII-AM (Greensboro, North Carolina) and WLKY-AM (Louisville, Kentucky), to Truth Broadcasting Corporation.

•	On January 31, 2000, we exercised our fixed-price option to acquire the outstanding stock of Channel 58, Inc. (the licensee for KQCA-TV which we previously operated under a TBA).

Hearst-Argyle Television, Inc.

	Years Ended December 31,

	2004(a)	2003(b)	2002(b)	2001(c)	2000(d)

	(In thousands, except per share data)
Statement of income data:
Total revenue	$779,879	$686,775	$721,311	$641,876	$747,281
Station operating expenses:
Salaries, benefits and other operating costs	355,641	330,519	331,643	323,520	325,736
Amortization of program rights	63,843	62,845	60,821	57,676	58,460
Depreciation and amortization	50,376	55,467	43,566	129,420	125,207
Corporate, general and administrative expenses	25,268	19,122	19,650	15,817	17,281
Special charge(e)	—	—	—	—	15,362

Operating income	284,751	218,822	265,631	115,443	205,235
Interest expense, net(f)	63,730	68,215	73,443	98,725	112,086
Interest expense, net — Capital Trust(g)	18,675	15,000	15,000	500	—
Other (income) expense, net(h)(m)	3,700	—	(299)	(48,778)	3,930
Equity in (income) loss of affiliates(i)	(1,648)	(923)	3,269	6,461	6,234

Income before income taxes	200,294	136,530	174,218	58,535	82,985
Income taxes	76,352	42,309	66,201	27,448	38,060

Net income	123,942	94,221	108,017	31,087	44,925
Less preferred stock dividends(j)	1,067	1,211	1,377	1,422	1,422

Income applicable to common stockholders	$122,875	$93,010	$106,640	$29,665	$43,503

Income per common share — basic	$1.32	$1.00	$1.16	$0.32	$0.47

Number of common shares used in the calculation	92,928	92,575	92,148	91,809	92,435
Income per common share — diluted	$1.30	$1.00	$1.15	$0.32	$0.47

Number of common shares used in the calculation	101,406	92,990	92,550	92,000	92,457
Dividends declared per share(k)	$0.25	$0.06	$—	$—	$—

Results adjusted for SFAS 142(l):
As reported income applicable to common stockholders	$122,875	$93,010	$106,640	$29,665	$43,503
Amortization of goodwill and certain other intangibles (after tax)	—	—	—	56,468	56,567

Adjusted income applicable to common stockholders	$122,875	$93,010	$106,640	$86,133	$100,070

Adjusted income per common share — basic	$1.32	$1.00	$1.16	$0.94	$1.08

Adjusted income per common share — diluted	$1.30	$1.00	$1.15	$0.94	$1.08

Balance sheet data (at year-end):
Cash and cash equivalents	$92,208	$71,528	$4,442	$3,260	$5,780
Total assets	$3,842,140	$3,799,087	$3,769,111	$3,785,891	$3,817,989
Long-term debt	$882,221	$882,409	$973,378	$1,160,205	$1,448,492
Note payable to Capital Trust	$134,021	$206,186	$206,186	$206,186	$—
Stockholders’ equity	$1,753,837	$1,672,382	$1,579,262	$1,466,614	$1,444,376

	Years Ended December 31,

	2004(a)	2003(b)	2002(b)	2001(c)	2000(d)

	(In thousands, except per share data)
Other data:
Net cash provided by operating activities	$195,667	$179,075	$205,452	$165,853	$189,311
Net cash used in investing activities	$(74,104)	$(25,541)	$(25,818)	$(72,917)	$(62,184)
Net cash used in financing activities	$(100,883)	$(86,448)	$(178,452)	$(95,456)	$(126,979)
Capital expenditures	$36,380	$25,392	$25,920	$32,331	$32,001
Program payments	$62,247	$62,039	$59,870	$57,385	$58,797
Dividends paid on common stock	$22,301	$—	$—	$—	$—
Series A Common Stock repurchases	$10,920	$—	$—	$4,079	$18,510
See accompanying notes.
Notes to Selected Financial Data

(a)	Includes (i) the results of our 24 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented (the “Managed Stations”) and (ii) the results of WMTW-TV, after its acquisition by us, from July 1, 2004 through December 31, 2004.

(b)	Includes the results of our 24 television stations which were owned for the entire period presented and the management fees earned by us from the Managed Stations for the entire period presented.

(c)	Includes (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of our television stations which were owned for the entire period presented and the management fees earned by us from the Managed Stations for the entire period presented; (ii) the TBA for WMUR-TV from January 1 through March 27, 2001; (iii) the results of WMUR-TV, after its acquisition by us, from March 28 through December 31, 2001; (iv) the TBA for the Phoenix Stations from January 1 through March 27, 2001; and (v) the results of WBOY-TV after its acquisition by us, from April 30 to December 13, 2001, the date of its disposition.

(d)	Includes (i) the results of 22 of our television stations which were owned for the entire period presented and the management fees earned by us from the Managed Stations for the entire period presented; (ii) the TBA for KQCA from January 1 through January 31, 2000 and the results of KQCA, after its acquisition by us, from February 1 through December 31, 2000; (iii) WLKY-AM and WXII-AM from January 1 through August 8, 2000; and (iv) the Phoenix Stations from January 1 through July 31, 2000 and the TBA for the Phoenix Stations from August 1 through December 31, 2000.

(e)	Represents the one-time charge resulting from the cost of our early retirement program.

(f)	On July 1, 2002 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections (“SFAS 145”). SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In accordance with SFAS 145, we have reclassified certain amounts reported in prior periods that were previously classified as extraordinary items, net of related income taxes. Such reclassifications had no effect upon our reported net income, but resulted in a decrease of approximately $0.9 million and $4.1 million to reported Interest expense, net, in the years ended December 31, 2001 and 2000, respectively.

(g)	Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust, which holds solely parent company debentures in the amounts of $134.0 million at December 31, 2004, and $206.2 million at December 31, 2003, 2002 and 2001, and a $3.7 million premium paid to redeem the Series A Debentures in the amount of $72.2 million on December 31, 2004, offset by our equity interest in the earnings of the trust. See Note 7 of the consolidated financial statements.

(h)	In the year ended December 31, 2002, Other (income) expense, net represents a supplemental closing fee paid to us in connection with the sale of the Phoenix Stations in March 2001. In the year ended December 31, 2001, Other (income) expense, net represents the $72.6 million pre-tax gain from the sale of the Phoenix Stations, partially offset by a $23.8 million pre-tax write-down of the carrying value of some of our investments. In the year ended December 31, 2000, Other (income) expense, net represents a $4.9 million write-down of the carrying value of a portion of our investments, partially offset by the $1.1 million pre-tax gain from the sale of WXII-AM and WLKY-AM.

(i)	Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2004; (ii) the IBS/ HATV LLC in the three months ended December 31, 2002 (upon achievement of year-to-date profitability) through December 31, 2004; and (iii) NBC/ Hearst-Argyle Syndication, LLC from April 1, 2002 through December 31, 2004. See Note 3 to the consolidated financial statements.

(j)	Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/ KHOG-TV.

(k)	On March 24, May 5, September 22 and December 1, 2004, our Board of Directors declared cash dividends on our Series A and Series B Common Stock of $0.06, $0.06, $0.06 and $0.07 per share, respectively, for a total amount of $23.2 million. On December 3, 2003, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. We did not declare or pay any dividends on Common Stock in 2002, 2001, and 2000. See Note 10 to the consolidated financial statements.

(l)	On January 1, 2002 we adopted the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be assessed for impairment at least annually by applying a fair value-based test. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. The historical results of periods prior to 2002 do not reflect the effect of SFAS 142. Accordingly, the Results adjusted for SFAS 142 for the year ended December 31, 2001 exclude amortization expense of $82.7 million ($56.5 million net of pro forma tax effects); and the Results adjusted for SFAS 142 for the year ended December 31, 2000 exclude amortization expense of $80.7 million ($56.6 million net of pro forma tax effects). In all periods presented, the Results adjusted for SFAS 142 present net income applicable to common stockholders and income per common share (basic and diluted), as if SFAS 142 had been implemented on January 1, 2000.

(m)	In 2004, ProAct Technologies Corporation (“ProAct”) sold substantially all of its operating assets to a third party as part of an overall plan of liquidation. As a result, we wrote-down our investment in ProAct by $3.7 million reflecting the difference between the carrying value of the investment and the distribution expected to be received as a result of the sale of assets. This write-down was in addition to the $18.8 million write-down in March 2001. Our original investment in ProAct, a provider of human resources and benefits management solutions for employers and health plans, was $25.0 million and is accounted for using the cost method. See Note 3 to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Organization of Information
      Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•	Executive Summary

•	Critical Accounting Policies and Estimates

•	Significant Business Transactions

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Inflation

•	Forward-Looking Statements

•	New Accounting Pronouncements
Executive Summary
      Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or the “Company”) owns and operates 25 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station, and two radio stations (the “Managed Stations”) in exchange for a management fee. See Note 14 to the consolidated financial statements.

2004 Highlights

•	Revenue increased 14% and earnings per diluted share increased 30% over the year ended December 31, 2003.

•	Political revenue in 2004 increased $68.6 million over the prior year driven by political spending at our stations located in 11 of 17 of the key presidential primary and “battleground” states.

•	The 2004 Summer Olympics contributed approximately $19.0 million in revenue at our NBC-affiliated stations.

•	Our core advertising business was strong due to increases in our automotive, retail, furniture & house-wares, financial services, telecommunication, and pharmaceutical categories.

•	We completed the purchase of WMTW-TV in Portland-Auburn, Maine, on July 1, 2004, for $38.1 million, including acquisition costs.

•	In 2004 cash increased $20.7 million over 2003, after capital expenditures, interest and taxes and the funding (with cash on-hand) of (i) the redemption of $72.2 million of our notes payable to the Hearst-Argyle Capital Trust (the “Capital Trust”) on December 31, 2004; (ii) the first year of dividends paid on our common stock totaling $22.3 million; (iii) the purchase of WMTW-TV for $38.1 million; (iv) the repurchase of $10.9 million of Series A Common Stock; and (v) the redemption of $7.1 million of preferred stock.

Industry Trends

•	Political advertising increases in even-numbered years, such as 2004, due to the increase in the number of candidates running for political office.

•	Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2004, with the alternating Winter and Summer Games occurring every two years.

•	The Federal Communications Commission (“FCC”) has mandated that all broadcast television stations broadcast using a digital signal by May 1, 2002 and return the non-digital (analog) signal to the government by July 1, 2006. The FCC is authorized to extend the return of the analog signal for various reasons including the percentage of television households able to receive the signal.

•	The FCC has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards.

•	The FCC is currently considering reducing the restrictions on ownership including newspaper/television cross ownership. These regulations have met opposition from both the public and within the government and may not be ratified. The lack of clarity concerning ownership rules can reduce our ability to purchase, sell and/or swap stations in certain markets.

•	Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and may be eliminated in the future in lieu of further network and affiliate relationships.

Critical Accounting Policies and Estimates

Accounting Policies
      We have identified the accounting policies below as integral to our business operations and the understanding of our results of operations. See Note 2 to the consolidated financial statements.
      Revenue Recognition — Our primary source of revenue is television advertising. Other sources include network compensation and other revenue. Advertising revenue and network compensation together represented approximately 98% of our total revenue in each of the years ended December 31, 2004, 2003 and 2002.

•	Advertising Revenue. Advertising revenue is recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenue are included in advertising revenue and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” below.

•	Network Compensation. Twelve of our stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when our stations broadcast specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to our stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.

•	Other Revenue. We generate revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”); (ii) services revenue from Lifetime Entertainment Services. See Note 14 to the consolidated financial statements; (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to our towers; and (v) other miscellaneous revenue, such as licenses and royalties.
      Accounts Receivable — We extend credit based upon our evaluation of a customer’s credit worthiness and financial condition. For certain advertisers, we do not extend credit and require cash payment in advance. We monitor the collection of receivables and we maintain an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. Concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.
      Program Rights — Program rights represent the right to air various forms of existing programming. Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value. Costs of first-run programming are amortized over the license period of the program, which is generally one year. Costs of off-network syndicated products, feature films, and cartoons are amortized on the future number of showings on an accelerated basis, contemplating the estimated revenue to be earned per showing, but generally not exceeding five years.
      Barter and Trade Transactions — Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are generally recorded at the fair market value of the commercial airtime relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received.

Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized.
      Intangible Assets — Intangible assets are recorded at cost and include FCC licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, we no longer amortize goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead perform a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with the adoption of SFAS 142, amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $82.7 million annually. See Note 4 to the consolidated financial statements. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2004, 2003 and 2002, we completed an impairment review and found no impairment to the carrying value of goodwill or FCC licenses. Had we used different assumptions in developing our estimates, our reported results may have varied. We consider the assumptions used in our estimates to be reasonable. We amortize intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, we determined the remaining useful life of our network affiliation intangible assets to be approximately 28.5 years and the remaining useful life of our advertiser client base intangible asset to be approximately 19 years. We amortize favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we evaluate the remaining useful life of our intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.
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
      Income Taxes — Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax bases of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Income tax expense was $76.4 million or 38.1% of pre-tax income in our Consolidated Statement of Income for the year ended December 31, 2004. Deferred tax assets were approximately $5.0 million and deferred tax liabilities were approximately $839.7 million as of December 31, 2004. Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are set forth in Note 9 to the consolidated financial statements. These estimates reflect our assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from such estimates as a result of future changes in income tax law or reviews by the Internal Revenue Service or other tax authorities. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless

(i) our FCC licenses become impaired; or

(ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire company.
      Related Party Transactions — We have Management and Services Agreements as well as a series of other related agreements with Hearst. Revenue and expenses recorded by us in connection with such agreements amounted to less than 1% of our total revenue and less than 1% of our total operating expenses in each of the years ended December 2004, 2003 and 2002. See Note 14 to the consolidated financial statements for more information on these and other related party transactions. We believe that the terms of the Management and Services Agreements are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.
      Purchase Accounting — When allocating the purchase price in a purchase transaction to the acquired assets (tangible and intangible) and assumed liabilities, it is necessary to develop estimates of fair value. We utilize the services of an independent valuation consulting firm for the purpose of estimating fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the economic benefits that the FCC license brings to its holder. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.
      Off-Balance Sheet Financings and Liabilities — Other than agreements for future barter and program rights not yet available for broadcast as of December 31, 2004, and employment contracts for key employees, which are disclosed in Note 15 to the consolidated financial statements, and contractual commitments and other legal contingencies incurred in the normal course of business, we do not have any off-balance sheet financings or liabilities. The intercompany debt between the Company and the Capital Trust, a wholly-owned unconsolidated subsidiary trust would otherwise eliminate in consolidation and the preferred stock would be included in our Consolidated Balance Sheet. See Note 2 to the consolidated financial statements under “New Accounting Pronouncements”. We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special-purpose entities that are not reflected in our consolidated financial statements.

Accounting Estimates
      Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets; carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments and stock options. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances. Had we used different assumptions in determining our estimates, our reported results may have varied. The different types of estimates that are required to be made by us in the preparation of our consolidated financial statements vary significantly in the level of subjectivity involved in their determination. We have identified the estimates below as those which contain a relatively high level of subjectivity in their determination and therefore could have a more material effect upon our reported results if different assumptions were used.
      Impairment Testing of Intangible Assets — In performing our annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in applying a fair value based test. To assist in this process, we utilize the services of an independent valuation consulting firm. See Note 4 to the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses included future market revenue growth, operating profit margins, cash flow multiples, market revenue share, and weighted-average cost of capital, among others. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2004, 2003 and 2002, we completed an impairment review and found no impairment to the carrying value of goodwill or FCC licenses. Had we utilized either a different valuation technique or different assumptions or estimates, the carrying values of goodwill and FCC licenses as of January 1, 2002, December 31, 2002, December 31, 2003 and December 31, 2004 may have been different. We consider the assumptions used in our impairment testing of intangible assets to be reasonable.
      Investment Carrying Values — We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect net realizable value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the net realizable value of investments, we must make assumptions and estimates regarding expected future cash flows, which involves assessing the financial results, forecasts, and strategic direction of the investee companies. In addition, we must make assumptions regarding discount rates, market growth rates, comparable company valuations and other factors, and the types of assumptions we must make differ according to the type of investment to be valued. Had we utilized different assumptions and estimates in our assessment of the net realizable value of investments, the carrying values of our investments as of December 31, 2004 may have been different. We consider the assumptions used in our determination of investment carrying values to be reasonable.
      Pension Assumptions — In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. To assist in this process, we use the services of an independent consulting firm. See Note 16 to the consolidated financial statements. To compute our projected benefit obligations as of the measurement date of September 30, 2004, we used the discount rate of 6.0% and a rate of compensation increase of 4.0%. In determining the discount rate assumption of 6.0%, we used a measurement date of September 30, 2004 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute our pension expense in the year ended December 31, 2004, we used a discount rate of 6.25%, an expected long-term rate of return on plan assets of 7.75%, and a rate of compensation increase of 4.0%. To determine the discount rate assumption of 6.25%, we used the measurement date of September 30, 2003 and used the same methodology to construct a portfolio of bonds to match the projected benefit payment. The expected long-term rate of return on plan assets assumption of 7.75% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date of September 30, 2003. See Note 16 to the consolidated financial statements for further discussion on management’s methodology for developing the expected long-term rate of return assumption. In calculating our pension expense for the year ending December 31, 2005, we anticipate using an assumed expected long-term rate of return of 7.75%. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

Pension Assumptions Sensitivity Analysis
      The weighted-average assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense (benefit) and projected benefit obligation, respectively, in the year ended and as of December 31, 2004:

	One Percentage Point Increase			One Percentage Point Decrease

		Expected Long-	Rate of		Expected Long-	Rate of
	Discount	Term Rate of	Compensation	Discount	Term Rate of	Compensation
	Rate	Return	Increase	Rate	Return	Increase

	(In thousands)
Net pension expense (benefit)	$(2,855)	$(1,154)	$740	$3,660	$1,153	$(654)
Projected benefit obligation	$(22,186)	$—	$3,240	$27,247	$—	$(2,992)
Significant Business Transactions
      During the three-year period ended December 31, 2004, we were involved in the following significant transactions:

•	In July 2004, we acquired the broadcasting assets of WMTW-TV, an ABC affiliate serving the Portland-Auburn, Maine television market for approximately $38.1 million in cash, including acquisition costs.

•	In December 2004, ProAct Technologies Corporation (“ProAct”) sold substantially all of its operating assets to a third party as part of an overall plan of liquidation. As a result of the sale, we wrote-down our investment in ProAct by $3.7 million to reflect the difference between the carrying value of this investment and the distribution expected to be received as a result of the sale of assets. We originally invested $25.0 million in ProAct, a provider of human resources and benefits management solutions for employers and health plans, on March 22, 2000. In March 2001, we wrote-down our investment in ProAct by $18.8 million in order to approximate the investment’s then-estimated realizable value. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method.

•	On December 31, 2004, we redeemed a portion of the debentures (the “Series A Debentures”) that we issued on December 20, 2001 to our wholly-owned unconsolidated subsidiary, the Capital Trust. We originally issued $200.0 million of Series A and Series B Debentures to the Capital Trust in 2001 in exchange for the proceeds of a $200.0 million private placement of redeemable convertible preferred securities (“Redeemable Convertible Preferred Securities”) which the Capital Trust issued to institutional investors. We redeemed the Series A Debentures in their entirety in the aggregate principal amount of $72.2 million, at a price of $52.625 per $50.00 principal amount in accordance with the terms of the indenture. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Redeemable Convertible Preferred Securities (the “Series A Securities”), as well as the redemption of 43,299 shares of the Capital Trust’s common stock, which were held by us. The Series A Securities were effectively convertible, at the option of the holder, into shares of our Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50.00 principal amount of Series A Debentures (an effective conversion price of $24.9360). We recognized a pre-tax loss of $3.7 million related to the redemption premium, which is included in Interest expense, net — Capital Trust in the Consolidated Statement of Income. See Note 7 to the consolidated financial statements. The redemption of the Series A Debentures will reduce Interest expense, net –Capital Trust by $5.3 million per year starting in 2005 and removes the potential dilution of 2.8 million shares.

Results of Operations
      Results of operations for the years ended December 31, 2004, 2003 and 2002 include (i) the results of our 24 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; and (ii) the results of operations of WMTW-TV, after our acquisition of the station, from July 1, 2004 through December 31, 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	For the Years Ended
	December 31,

	2004	2003	$ Change	% Change

	(Dollars in thousands)
Revenue	$779,879	$686,775	$93,104	13.6%
Station Operating Expenses:
Salaries, benefits and other operating costs	355,641	330,519	25,122	7.6%
Amortization of program rights	63,843	62,845	998	1.6%
Depreciation and amortization	50,376	55,467	(5,091)	(9.2)%
Corporate, general and administrative	25,268	19,122	6,146	32.1%

Operating income	284,751	218,822	65,929	30.1%
Interest expense, net	63,730	68,215	(4,485)	(6.6)%
Interest expense, net — Capital Trust	18,675	15,000	3,675	24.5%
Other expense	3,700	—	3,700	N/A
Equity in (income) loss of affiliates, net	(1,648)	(923)	(725)	78.5%

Income before income taxes	200,294	136,530	63,764	46.7%
Income taxes	76,352	42,309	34,043	80.5%

Net income	$123,942	$94,221	$29,721	31.5%

Total revenue.
      Total revenue includes:

(i) cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii) network compensation; and

(iii) other revenue, which represents less than 2% of total revenue.
      See “Revenue Recognition” under Note 2 to the consolidated financial statements.
      Total revenue in the year ended December 31, 2004 was $779.9 million, as compared to $686.8 million in the year ended December 31, 2003, an increase of $93.1 million or 13.6%. This increase was primarily attributable to the following factors:

(i) an increase in net political advertising revenue of approximately $68.6 million, as a result of the cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004);

(ii) Olympic revenue of $19.0 million, as a result of the normal, cyclical nature of the television broadcasting business, in which the Olympics occur in even numbered years (such as 2004);

(iii) an increase in demand by national and local advertisers, particularly in the categories of automotive, retail, furniture and housewares, financial services, telecommunications and pharmaceuticals; and

(iv) embedded in the above is the impact of WMTW-TV, which we acquired on July 1, 2004.

Salaries, benefits and other operating costs.
      Salaries, benefits and other operating costs were $355.6 million in the year ended December 31, 2004, as compared to $330.5 million in the year ended December 31, 2003, an increase of $25.1 million or 7.6%. This increase was primarily due to:

(i) an increase of approximately $7.2 million, resulting from salary increases and overtime related to the expansion to weekend morning news in certain markets and the coverage of breaking news stories, including hurricanes in the southeast;

(ii) an increase of approximately $5.1 million in employee benefits and pension expenses;

(iii) higher expense of $4.2 million from WMTW-TV which we acquired on July 1, 2004;

(iv) $4.4 million from higher sales commissions and bonuses resulting from increased revenue; and

(v) an increase of approximately $2.7 million in news gathering costs impacted by Olympic and political coverage, including conventions in Boston and New York.

Amortization of program rights.
      Amortization of program rights was $63.8 million in the year ended December 31, 2004, as compared to $62.8 million in the year ended December 31, 2003, an increase of $1.0 million or 1.6%. This increase was primarily due to:

(i) a $2.2 million write-down of certain off-net programs; and

(ii) the additional programming cost for WMTW-TV, which we acquired on July 1, 2004; partially offset by

(iii) cost savings by replacing certain higher cost first-run programs; and

(iv) a declining rate of amortization for certain off-network syndicated programs, primarily at our stations in Kansas City, Missouri and Sacramento, California.

Depreciation and amortization.
      Depreciation and amortization was $50.4 million in the year ended December 31, 2004, as compared to $55.5 million in the year ended December 31, 2003, a decrease of $5.1 million or 9.2%. Depreciation expense was $44.4 million in the year ended December 31, 2004, as compared to $45.9 million in the year ended December 31, 2003, a decrease of $1.5 million or 3.4%. This decrease was primarily due to:

(i) the Company’s recording of approximately $4.6 million of accelerated depreciation in the year ended December 31, 2003 on certain broadcasting equipment for which management reevaluated the useful life; partially offset by

(ii) increased depreciation expense from recent investments in broadcast assets and the additional depreciation from WMTW-TV, which we acquired on July 1, 2004.
      Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances indicate a reduction in an asset’s useful life, the remaining net book value of the asset is depreciated on a straight-line basis over its revised useful life.
      Amortization was $6.0 million in the year ended December 31, 2004, as compared to $9.5 million in the year ended December 31, 2003, a decrease of $3.5 million, principally resulting from amortization related to a separately identified intangible asset, advertiser client base. In December 2001, we had reclassified the remaining net book value of the advertiser client base to goodwill in the consolidated balance sheet and ceased amortization. In December 2003, we determined the advertiser client base should continue to be separately identified from goodwill and, as an intangible asset with a finite useful life under SFAS 142, be amortized over its estimated useful life. Accordingly, the Company recorded a catch-up to amortization expense on the advertiser client base of $7.1 million in the fourth quarter of 2003. See Note 4 to the consolidated financial statements.

Corporate, general and administrative expenses.
      Corporate, general and administrative expenses were $25.3 million in the year ended December 31, 2004, as compared to $19.1 million in the year ended December 31, 2003, an increase of $6.1 million or 32.1%. The increase was primarily due to:

(i) an increase in salaries and incentive costs; and

(ii) an increase in accounting and consulting fees incurred in connection with increased public company compliance requirements, particularly Sarbanes-Oxley Section 404 compliance.

Operating income.
      Operating income was $284.8 million in the year ended December 31, 2004, as compared to $218.8 million in the year ended December 31, 2003, an increase of $65.9 million or 30.1%. This net increase in operating income was due to the items discussed above.

Interest expense, net.
      Interest expense, net of interest income, was $63.7 million in the year ended December 31, 2004, as compared to $68.2 million in the year ended December 31, 2003, a decrease of $4.5 million or 6.6%. This decrease was primarily due to

(i) the maturity of the credit facility in April 2004. See Note 6 to the consolidated financial statements; and

(ii) an increase in interest income of $1.2 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003.

Interest Expense, net — Capital Trust.
      Interest expense, net, to the Capital Trust, was $18.7 million in the year ended December 31, 2004, compared to $15.0 million in the year ended December 31, 2003. The increase results from a $3.7 million premium paid for the redemption of the $72.2 million Series A Debentures. Interest expense, net — Capital Trust primarily represents interest expense we incurred on the $206.2 million of subordinated debentures issued by us and outstanding for all of both years, as the redemption of the Series A Debentures occurred on December 31, 2004. Interest paid by us to the Capital Trust is utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), we do not consolidate the accounts of the Capital Trust in our consolidated financial statements. We use the equity method of accounting to record the Company’s equity interest in the earnings of the Capital Trust and, accordingly, we have included such earnings of $0.5 million in Interest Expense, net — Capital Trust in the years ended December 31, 2004 and 2003. See Note 7 to the consolidated financial statements. The redemption of the Series A Debentures will reduce Interest expense, net –Capital Trust by $5.3 million per year starting in 2005 and removes the potential dilution of 2.8 million shares.

Other (income) expense, net.
      Other (income) expense, net was $3.7 million in the year ended December 31, 2004, as compared to zero in the year ended December 31, 2003. The $3.7 million represents the write-down of the Company’s investment in ProAct. During 2004, ProAct sold its operating assets as part of an overall plan of liquidation. The write-down represents the difference between the carrying value of the investment and the distribution expected to be received as a result of the sale of the asset. See Note 3 to the consolidated financial statements.

Equity in (income) loss of affiliates.
      Equity in (income) loss of affiliates was $1.6 million of income in the year ended December 31, 2004, as compared to $0.9 million of income in the year ended December 31, 2003, an increase of $0.7 million. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“IBS”) and related Web sites. Our share in the financial results of IBS entities was $1.6 million in the year ended December 31, 2004, as compared to $1.0 million in the year ended December 31, 2003. Our recorded share of the loss in the financial results of NBC/ Hearst-Argyle Syndication, LLC was zero in the year ended December 31, 2004, as the Company has no book basis remaining in the initial investment in the entity, and a net loss of approximately $0.1 million in 2003. Our capital commitment to the investment in NBC/ Hearst-Argyle Syndication, LLC is limited to $2.0 million.

Income taxes.
      Income tax expense was $76.4 million in the year ended December 31, 2004, as compared to $42.3 million in the year ended December 31, 2003, an increase of $34.1 million or 80.5%. This increase in income tax expense was primarily due to

(i) an increase in income before income taxes from $136.5 million in the year ended December 31, 2003 to $200.3 million in the year ended December 31, 2004; and

(ii) an increase in our effective tax rate from 31.0% in the year ended December 31, 2003 to 38.1% in the year ended December 31, 2004, as our 2003 effective tax rate included

(a) a tax benefit of approximately $4.0 million, reflecting the conclusion of a federal tax examination covering our 1998 through 2000 tax years in the third quarter of 2003; and

(b) a tax benefit of approximately $5.4 million, relating to the closure of certain state matters in the fourth quarter of 2003.
      We expect our effective tax rate for the year ending December 31, 2005 to be approximately 39.0%.
      The current and deferred portions of our income tax (benefit) provision were $56.2 million and $20.1 million, respectively, in the year ended December 31, 2004, compared to $(0.9) million and $43.2 million, respectively, in the year ended December 31, 2003. In the years ended December 31, 2004 and 2003, the current and deferred portions of our income tax expense were affected by increases in current tax expense and decreases in deferred tax expense of $57.1 million and $23.1 million, respectively, as well as cash tax payments, due to deductions of income tax basis associated with certain of our prior acquisitions. We received approval from the Internal Revenue Service regarding the methodology for determining these deductions. See Note 9 to the consolidated financial statements.
      Our noncurrent deferred tax liability was $839.7 million and $820.4 million as of December 31, 2004 and 2003, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless

(i) our FCC licenses become impaired; or

(ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire company.

Net income.
      Net income was $123.9 million in the year ended December 31, 2004, as compared to $94.2 million in the year ended December 31, 2003, an increase of $29.7 million or 31.5%. This increase was due to the items discussed above, primarily:

(i) an increase of $65.9 million in Operating income; and

(ii) a decrease of $4.5 million in Interest expense, net; partially offset by

(iii) an increase of $3.7 million in Interest expense, net — Capital Trust;

(iv) an increase of $3.7 million in Other (income) expense, net; and

(v) an increase of $34.0 million in Income taxes, in the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	For the Years Ended
	December 31,

	2003	2002	$ Change	% Change

	(Dollars in thousands)
Revenue	$686,775	$721,311	$(34,536)	(4.8)%
Station Operating Expenses:
Salaries, benefits and other operating costs	330,519	331,643	(1,124)	(0.3)%
Amortization of program rights	62,845	60,821	2,024	3.3%
Depreciation and amortization	55,467	43,566	11,901	27.3%
Corporate, general and administrative	19,122	19,650	(528)	(2.7)%

Operating income	218,822	265,631	(46,809)	(17.6)%
Interest expense, net	68,215	73,443	(5,228)	(7.1)%
Interest expense, net — Capital Trust	15,000	15,000	—	—
Other (income)	—	(299)	(299)	N/A
Equity in (income) loss of affiliates, net	(923)	3,269	(4,192)	128.2%

Income before income taxes	136,530	174,218	(37,688)	(21.6)%
Income taxes	42,309	66,201	(23,892)	(36.1)%

Net income	$94,221	$108,017	$(13,796)	(12.8)%

Total revenue.
      Total revenue includes

(i) cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii) network compensation; and

(iii) other revenue, which represent less than 2% of total revenue.
      See “Revenue Recognition” under Note 2 to the consolidated financial statements.
      Total revenue in the year ended December 31, 2003 was $686.8 million, as compared to $721.3 million in the year ended December 31, 2002, a decrease of $34.5 million or 4.8%. This net decrease was primarily attributable to the following factors:

(i) a decrease in net political advertising revenue of approximately $55.2 million, as a result of the cyclical nature of political spending on television broadcasting, in which the demand for advertising by candidates running for political office increases in even-numbered years (such as 2002);

(ii) a decrease in net advertising revenue due to the absence of approximately $15.3 million in revenue generated in the first quarter of 2002 during the broadcast of the Winter Olympics by our ten NBC affiliates; and

(iii) the loss of approximately $5.0 million in net advertising revenue during March 2003 due to advertiser cancellations, schedule adjustments, pre-emptions for network news coverage, and lost new bookings, as a result of the commencement of the war in Iraq; partially offset by

(iv) an increase in demand by core national local advertisers, particularly in the categories of financial services, automotive, packaged goods, retail, and furniture and housewares.

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

Amortization of program rights.
      Amortization of program rights was $62.8 million in the year ended December 31, 2003, as compared to $60.8 million in the year ended December 31, 2002, an increase of $2.0 million or 3.3%. This increase was primarily due to new program rights acquisitions in September 2002 at our television stations in the Sacramento, California and the Winston-Salem/ Greensboro, North Carolina markets.

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
      Corporate, general and administrative expenses were $19.1 million in the year ended December 31, 2003, as compared to $19.7 million in the year ended December 31, 2002, a decrease of $0.6 million or 3.0%. This decrease was primarily due to

(i) a decrease of approximately $2.0 million in incentive compensation expense; partially offset by

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

Other (income) expense, net.
      There was no Other (income) expense, net recorded in the year ended December 31, 2003. Other (income) expense, net, recorded in the year ended December 31, 2002, represented a supplemental closing fee paid to us by Emmis in connection with the Phoenix/ WMUR Swap transaction, which occurred in March 2001.

Equity in (income) loss of affiliates.
      Equity in (income) loss of affiliates was $0.9 million of income in the year ended December 31, 2003, as compared to $3.3 million of loss in the year ended December 31, 2002, an increase of $4.2 million. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of IBS. Our share in the financial results of IBS entities was net income of approximately $1.0 million in the year ended December 31, 2003, as compared to a net loss of approximately $1.4 million in the year ended December 31, 2002. Our share in the financial results of NBC/ Hearst-Argyle Syndication, LLC was a net loss of approximately $0.1 million in the year ended December 31, 2003, as compared to a net loss of approximately $1.9 million in the year ended December 31, 2002. Our capital commitment to the investment in NBC/ Hearst-Argyle Syndication, LLC is limited to $2.0 million.

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
      The current and deferred portions of our income tax (benefit) provision were ($0.9) million and $43.2 million, respectively, in the year ended December 31, 2003, compared to $22.0 million and $44.2 million, respectively, in the year ended December 31, 2002. In the years ended December 31, 2003 and 2002, the current and deferred portions of our income tax expense were affected by a decrease of $22.9 million in Current tax provision and a decrease of $1.0 million in Deferred tax provision resulting from a deduction in cash tax payments, due to deductions of income tax basis associated with certain of our prior acquisitions. We received approval from the Internal Revenue Service regarding the methodology for determining these deductions. See Note 9 to the consolidated financial statements.
      Our noncurrent deferred tax liability was $820.4 million and $776.1 million as of December 31, 2003 and 2002, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless

(i) our FCC licenses become impaired; or

(ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire Company.

Net income.
      Net income was $94.2 million in the year ended December 31, 2003, as compared to $108.0 million in the year ended December 31, 2002, a decrease of $13.8 million or 12.8%. This decrease was due to the items discussed above, primarily:

(i) a decrease of $46.8 million in Operating income; partially offset by

(ii) a decrease of $5.2 million in Interest expense, net;

(iii) an increase of $4.2 million in Equity in (income) loss of affiliates; and

(iv) a decrease of $23.9 million in Income taxes, in the year ended December 31, 2003, as compared to the year ended December 31, 2002.

Liquidity and Capital Resources

	For the Years Ended December 31,			2004 to 2003	2003 to 2002
				Cash Flow	Cash Flow
	2004	2003	2002	$ Change	$ Change

	(Dollars in thousands)
Net cash provided by operating activities	$195,667	$179,075	$205,452	$16,592	$(26,377)
Net cash used in investing activities	$(74,104)	$(25,541)	$(25,818)	$(48,563)	$277
Net cash used in financing activities	$(100,883)	$(86,448)	$(178,452)	$(14,435)	$92,004
Cash and cash equivalents	$92,208	$71,528	$4,442	$20,680	$67,076
Cash paid during the year for:
Interest	$63,502	$65,829	$71,313	$(2,327)	$(5,484)
Interest on Note payable to Capital Trust	$18,675	$15,000	$15,500	$3,675	$(500)
Taxes, net of refunds	$59,318	$5,082	$18,404	$54,236	$(13,322)
Dividends paid on common stock	$22,301	$—	$—	$22,301	$—
Series A Common Stock repurchases	$10,920	$—	$—	$10,920	$—
      As of December 31, 2004, the Company’s cash and cash equivalents balance was $92.2 million, as compared to $71.5 million as of December 31, 2003 and $4.4 million of December 31, 2002. The net increases in cash and cash equivalents of $20.7 million during 2004 and $67.1 million during 2003 were due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities
      Net cash provided by operating activities was approximately $195.7 million, $179.1 million and $205.5 million in the years ended December 31, 2004, 2003 and 2002, respectively. The increase in net cash provided by operating activities of $16.6 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to

(i) the increase in our revenue and net income, as discussed above under “Total revenue,” and “Net income”; and

(ii) changes in working capital, primarily changes in other assets, accounts payable and accrued liabilities, and other liabilities. See “Changes in operating assets and liabilities” in the accompanying Consolidated Statements of Cash Flows.
      The decrease in net cash provided by operating activities of $26.4 million in the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to

(i) the decrease in our revenue and net income, as discussed above under “Total revenue,” and “Net income”; and

(ii) changes in working capital, primarily changes in accounts receivable, other assets, accounts payable and accrued liabilities and other liabilities (see “changes in operating assets and liabilities” in the accompanying consolidated statements of cash flows).

Investing Activities
      Net cash used in investing activities was approximately $74.1 million, $25.5 million and $25.8 million in the years ended December 31, 2004, 2003 and 2002, respectively. On July 1, 2004, the Company completed the purchase of the television broadcasting assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38.1 million in cash including acquisition costs. See Note 3 to the consolidated financial statements. In addition, the increase in capital expenditures in the year ended December 31, 2004, as compared to the year end December 31, 2003, was due to equipment purchases related to maintenance, special projects, and towers. There was no significant change to the level of investing activity from 2003 to 2002, as in both years we invested approximately the same amount in property, plant and equipment.
      Investments in property, plant and equipment were $36.4 million, $25.4 million, and $25.9 million in the years ended December 31, 2004, 2003 and 2002, respectively, and were funded using our Net cash provided by operating activities and through our Credit Facility.
      In the year ended December 31, 2004, we invested

(i) $1.9 million in digital conversions;

(ii) $20.8 million in maintenance projects; and

(iii) $13.7 million in special projects.
      In the year ended December 31, 2003, we invested approximately

(i) $3.8 million in digital conversions;

(ii) $14.5 million in maintenance projects; and

(iii) $7.1 million in special projects.
      In the year ended December 31, 2002, we invested approximately

(i) $15.4 million in digital conversions;

(ii) $5.4 million in maintenance projects; and

(iii) $5.1 million in special projects.
      For the year ending December 31, 2005, we expect to invest approximately $40 million in property, plant and equipment, including approximately

(i) $7 million in digital projects;

(ii) $17 million in maintenance projects; and

(iii) $16 million in special projects.
      Since 1997 through December 31, 2004, we have invested approximately $61 million in capital expenditures related to digital conversions, as mandated by the FCC.

Financing Activities
      Net cash used in financing activities was approximately $100.9 million, $86.4 million, and $178.5 million in the years ended December 31, 2004, 2003 and 2002, respectively. In the year ended December 31, 2004, we used cash provided by operating activities to redeem the $70 million Series A Debentures issued by the Capital Trust (net of the redemption of common stock by the Capital Trust), fund $22.3 million of dividends to our holders of Series A and B Common Stock, repurchase $10.9 million of Series A Common Stock and redeem $7.1 million of preferred stock. In the years ended December 31, 2003 and 2002, we used cash provided by operating activities to pay off the entire remaining balance on our Credit Facility of $91.0 million and $184.0 million, respectively.

      Long-term debt outstanding as of December 31, 2004 and 2003, and the net decreases to long-term debt in the year ended December 31, 2004 were as follows (in thousands):

		Private
	Senior	Placement	Capital Lease
	Notes	Debt	Obligations	Total

Balance 12/31/03	$432,110	$450,000	$299	$882,409
Decreases:
Reclassification to current portion	—	—	(188)	(188)

Balance 12/31/04	$432,110	$450,000	$111	$882,221

      Our private placement debt has sinking fund payments of $90 million per year beginning in 2006.
      Certain of our debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of December 31, 2004. As of December 31, 2004, our long-term debt obligations, excluding capital lease obligations and excluding our Note Payable to our wholly-owned unconsolidated subsidiary trust, as discussed below, were approximately $882.1 million, all of which mature after 2005. See Note 6 to the consolidated financial statements. All of our long-term debt obligations as of December 31, 2004, exclusive of capital lease obligations, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings, and Baa3 by Moody’s Investors Service, as of December 31, 2004. Such credit ratings are considered to be investment grade.
      During 2004, we elected not to renew our $500 million undrawn senior credit facility, which matured on April 12, 2004. The credit facility had been undrawn since September 30, 2003. We are in the process of negotiating a new unsecured senior credit facility.
      On December 31, 2004, we redeemed a portion of the Series A Debentures that we issued on December 20, 2001 to our wholly-owned unconsolidated subsidiary Capital Trust. We originally issued $200.0 million of Series A and Series B Debentures to the Capital Trust in 2001 in exchange for the proceeds of a $200.0 million private placement of Redeemable Convertible Preferred Securities which the Capital Trust issued to institutional investors. We redeemed the Series A Debentures in their entirety in the aggregate principal amount of $72.2 million, at a price of $52.625 per $50.00 principal amount in accordance with the terms of the indenture. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Securities, as well as the redemption of 43,299 shares of the Capital Trust’s common stock, which were held by us. The Series A Securities were effectively convertible, at the option of the holder, into shares of our Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50 principal amount of Series A Debentures (an effective conversion price of $24.9360). We recognized a pre-tax loss of $3.7 million related to the redemption premium, which is included in Interest expense, net — Capital Trust in the Consolidated Statement of Income. See Note 7 to the consolidated financial statements. The redemption of the Series A Debentures will reduce Interest expense, net — Capital Trust by $5.3 million per year starting in 2005 and removes the potential dilution of 2.8 million shares.
      We redeemed 1,600 shares of Series A Preferred Stock on January 1, 2004. We redeemed 5,468 shares of Series B Preferred Stock on December 10, 2004. As of December 31, 2004, we had 5,781 shares outstanding of Series A Preferred Stock and 5,470 shares outstanding of Series B Preferred Stock, both of which were subsequently redeemed on January 1, 2005. On February 27, 2003, a holder of our Series A Preferred Stock exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock. On July 29, 2002, a holder of our Series A Preferred Stock exercised the right to convert 1,657 shares of Series A Preferred Stock into 79,959 shares of Series A Common Stock.
      On July 31, 2002, we redeemed the remaining outstanding Senior Subordinated Notes in the principal amount of approximately $2.6 million. The Senior Subordinated Notes were due in 2005 and bore interest at

9.75% semi-annually. In connection with the redemption, we paid a premium of approximately $84,000, which has been included in Interest expense, net, in the Consolidated Statements of Income for the year ended December 31, 2002. The redemption was funded using net cash provided by operating activities.
      On March 24, May 5, September 22 and December 1, 2004, our Board of Directors declared cash dividends of $0.06, $0.06, $0.06 and $0.07 per share, respectively, for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. On December 3, 2003, our Board of Directors declared a cash dividend for the fourth quarter of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. Included in this amount was $3.6 million payable to Hearst. See Note 14 to the consolidated financial statements. We did not declare or pay any dividends on Common Stock in 2002. See Note 10 to the consolidated financial statements.
      Between May 1998 and December 31, 2004, we have spent $91.6 million to repurchase 3.7 million shares of Series A Common Stock at an average price of $25.06. During the year ended December 31, 2004, we spent $10.9 million to repurchase 458,500 shares of Series A Common Stock at an average price of $23.82 per share. In May 1998, our Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Contractual Obligations
      The following table summarizes our future cash obligations as of December 31, 2004 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts, Note payable to Capital Trust, and redemptions of shares of Series A and B Preferred Stock (including dividends):

	2005	2006	2007	2008	2009	Thereafter	Total

	(In thousands)
Long-term debt(1)(3)	$180	$90,047	$215,052	$90,012	$90,000	$397,110	$882,401
Net non-cancelable operating lease obligations	4,728	4,183	3,311	3,021	1,031	4,825	21,099
Program rights	64,869	60,082	54,084	47,238	40,067	44,848	311,188
Employee, talent and other contracts	67,698	40,112	15,343	3,306	638	122	127,219
Note payable to Capital Trust(3)	—	—	—	—	—	134,021	134,021
Preferred Stock redemptions(2)	11,251	—	—	—	—	—	11,251
Common Stock Dividend	6,500	—	—	—	—	—	6,500

	$155,226	$194,424	$287,790	$143,577	$131,736	$580,926	$1,493,679

(1)	Includes capital lease obligations.

(2)	Includes dividend payments.

(3)	Excludes interest.
      The above table does not include cash requirements for the payment of any dividends that our Board of Directors may decide to declare in the future on our Series A and Series B Common Stock. See Note 10 to the consolidated financial statements.
      We anticipate that our primary sources of cash, which include current cash balances and net cash provided by operating activities, will be sufficient to finance the operating and working capital requirements of our stations, our debt service requirements, anticipated capital expenditures, dividend payments, and our other obligations for both the next 12 months and the foreseeable future thereafter. We expect to enter into a new credit facility in the first half of 2005.

Impact of Inflation
      The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.
Forward-Looking Statements
      This report includes or incorporates forward-looking statements. We based these forward-looking statements on our current expectations and projections about future events. These forward looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “likely”, “plan”, “believe”, “expect”, “intend”, “project” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, operating expenses, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from:

•	Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

•	Local regulatory actions and conditions in the areas in which our stations operate;

•	Competition in the broadcast television markets we serve;

•	Our ability to obtain quality programming for our television stations;

•	Successful integration of television stations we acquire;

•	Pricing fluctuations in local and national advertising;

•	Changes in national and regional economies;

•	Our ability to service and refinance our outstanding debt; and

•	Volatility in programming costs, industry consolidation, technological developments, and major world events.
      These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
New Accounting Pronouncements
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106 SFAS 132(R). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) will be effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments will be effective for the fiscal year ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, we adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which became effective for us for fiscal years ending after June 15, 2004 or December 31, 2004. The Company has now adopted all of the disclosure requirements of SFAS 132(R).
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
      We adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to our wholly-owned trust subsidiary Capital Trust, which is considered to be a special-purpose entity. The adoption of FIN 46(R) required us to de-consolidate the Capital Trust in our consolidated financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, we adjusted the presentation in our consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as “Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures” to “Note payable to Capital Trust”; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under “Investments” (see Note 3 to the consolidated financial statements); and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under “Note payable to Capital Trust,” bringing the total “Note payable to Capital Trust” to $206.2 million (see Note 7 to the consolidated financial statements). Once the redeemable convertible preferred securities have been redeemed or reached maturity, our investment in the Capital Trust of $6.2 million will be offset by our long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to our Consolidated Statement of Income. In addition, we adjusted the presentation in our Consolidated Statements of Income for all periods presented to reclassify the amounts previously recorded as “Dividends on redeemable convertible preferred securities” to “Interest expense, net — Capital Trust.” These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. With the exception of the de-consolidation of the Capital Trust, the adoption of FIN 46(R) did not impact the Company’s consolidated financial statements.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supersedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. We have determined that the Act is not a “significant event” as defined by SFAS 106. The effects of this Act will not have a material effect on our consolidated financial statements.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF No. 03-16”), which requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors are required to apply the equity method of accounting to their investments with any ownership interest greater than 3-5%. EITF No. 03-16 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-16 did not have a material effect on our consolidated financial statements.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”), which provides guidance on the meaning of the phrase other-than-temporary impairment and its applications to several types of investments including debt securities classified as held-to-maturity and available-for-sale under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost-method investments accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In September 2004, FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which delayed the effective date of paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of those paragraphs is deferred pending the issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in paragraphs 6 through 9 of EITF 03-1, as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred, are effective for reporting periods beginning after June 15, 2004, and have been adopted by the Company. The adoption of EITF No. 03-1 did not have a material effect on our consolidated financial statements.
      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. We are currently evaluating the impact of SFAS 123(R) on our financial position and results of operations. See Stock-Based Compensation in Note 2 to the consolidated financial statements for information related to the pro forma effects on our reported Net income, Net income applicable to common stockholders, and basic and diluted earnings per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our long-term debt obligations as of December 31, 2004 are at fixed interest rates and therefore are not sensitive to fluctuations in interest rates. See Note 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2004 and 2003 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2004. See Note 17 to the consolidated financial statements.

	December 31, 2004								December 31, 2003

				Expected Maturity
								Fair	Carrying	Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value	Value	Value

	(In thousands)
Long-term debt:
Fixed rate:
Senior Notes	—	—	$125,000	—	—	$307,110	$432,110	$479,548	$432,110	$483,722
Private Placement Debt	—	$90,000	$90,000	$90,000	$90,000	$90,000	$450,000	$496,937	$450,000	$511,989
Note payable to Capital Trust	—	—	—	—	—	$134,021	$134,021	$155,334	$206,186	$239,529
      Our annualized weighted average interest rate for variable-rate long-term debt outstanding for the years ended December 31, 2004 and 2003 is zero, as there was no variable rate debt outstanding during the year, and 3.8%, respectively. The annualized weighted average interest rate for fixed-rate long-term debt outstanding is 7.2% for the years ended December 31, 2004 and 2003. See Note 6 to the consolidated financial statements.

The Note payable to Capital Trust carries a fixed interest rate of 7.5%. See Note 7 to the consolidated financial statements.
      Our debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2004, we were in compliance with all such covenants and restrictions.
      Our Credit Facility, which expired in April 2004, provided that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in us becomes less than 35% of the total equity, and Hearst and such affiliates no longer have the right to elect a majority of the members of our Board of Directors. We expect that this provision will be included in our upcoming credit facility.
      As of December 31, 2004, we are not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.
      We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/S/ DELOITTE & TOUCHE LLP
New York, New York
February 25, 2005

HEARST-ARGYLE TELEVISION, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$92,208	$71,528
Accounts receivable, net of allowance for doubtful accounts of $3,284 and $4,109 in 2004 and 2003, respectively	147,536	147,455
Program and barter rights	55,242	54,725
Deferred income taxes	4,979	5,178
Other	6,541	5,786

Total current assets	306,506	284,672

Property, plant and equipment:
Land, building and improvements	149,720	146,219
Broadcasting equipment	355,075	320,846
Office furniture, equipment and other	36,880	32,901
Construction in progress	9,646	6,253

	551,321	506,219
Less accumulated depreciation	(259,481)	(217,929)

Property, plant and equipment, net	291,840	288,290

Intangible assets, net	2,428,265	2,412,071
Goodwill	734,746	732,217

Total intangible assets and goodwill, net	3,163,011	3,144,288

Other assets:
Deferred financing costs, net of accumulated amortization of $14,144 and $20,677 in 2004 and 2003, respectively	12,452	14,592
Investments	26,362	34,059
Program and barter rights, noncurrent	1,884	2,562
Other	40,085	30,624

Total other assets	80,783	81,837

Total assets	$3,842,140	$3,799,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,901	$9,834
Accrued liabilities	63,640	50,833
Program and barter rights payable	57,056	55,741
Payable to The Hearst Corporation	4,846	5,925
Other	3,465	8,085

Total current liabilities	137,908	130,418

Program and barter rights payable, noncurrent	3,107	4,141
Long-term debt	882,221	882,409
Note payable to Capital Trust	134,021	206,186
Deferred income taxes	839,746	820,431
Other liabilities	80,049	83,120

Total noncurrent liabilities	1,939,144	1,996,287

Series A and B preferred stock to be redeemed	11,251	18,319

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock, par value $0.01 per share, 200,000,000 shares authorized at December 31, 2004 and 2003, and 55,212,326 and 54,665,011 shares issued and outstanding at December 31, 2004 and 2003, respectively	552	547
Series B common stock, par value $0.01 per share, 100,000,000 shares authorized at December 31, 2004 and 2003, and 41,298,648 shares issued and outstanding at December 31, 2004 and 2003	413	413
Additional paid-in capital	1,281,474	1,269,514
Retained earnings	569,178	469,537
Accumulated other comprehensive loss, net of tax benefit of $4,073 and $3,471 in 2004 and 2003, respectively	(6,161)	(5,249)
Treasury stock, at cost, 3,655,652 and 3,197,152 shares of Series A common stock at December 31, 2004 and 2003, respectively	(91,619)	(80,699)

Total stockholders’ equity	1,753,837	1,654,063

Total liabilities and stockholders’ equity	$3,842,140	$3,799,087

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Income

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Total revenue	$779,879	$686,775	$721,311
Station operating expenses:
Salaries, benefits and other operating costs	355,641	330,519	331,643
Amortization of program rights	63,843	62,845	60,821
Depreciation and amortization	50,376	55,467	43,566
Corporate, general and administrative expenses	25,268	19,122	19,650

Operating income	284,751	218,822	265,631
Interest expense, net	63,730	68,215	73,443
Interest expense, net — Capital Trust	18,675	15,000	15,000
Other (income) expense, net	3,700	—	(299)
Equity in (income) loss of affiliates, net	(1,648)	(923)	3,269

Income before income taxes	200,294	136,530	174,218
Income taxes	76,352	42,309	66,201

Net income	123,942	94,221	108,017
Less preferred stock dividends	(1,067)	(1,211)	(1,377)

Income applicable to common stockholders	$122,875	$93,010	$106,640

Income per common share — basic:	$1.32	$1.00	$1.16

Number of common shares used in the calculation	92,928	92,575	92,148

Income per common share — diluted:	$1.30	$1.00	$1.15

Number of common shares used in the calculation	101,406	92,990	92,550

Dividends per common share — declared	$0.25	$0.06	$—

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Stockholders’ Equity

						Accumulated
				Additional		Other
			Preferred	Paid-In	Retained	Comprehensive	Treasury
	Series A	Series B	Stock	Capital	Earnings	(Loss)	Stock	Total

Balances — January 1, 2002	$537	$413	$2	$1,270,908	$275,453	$—	$(80,699)	$1,466,614
Net income	—	—	—	—	108,017	—	—	108,017
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,377)	—	—	(1,377)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,588	—	—	—	1,589
Stock options exercised	4	—	—	8,038	—	—	—	8,042
Tax benefit from stock plans	—	—	—	755	—	—	—	755
Additional minimum pension liability, net of tax benefit of $2,919	—	—	—	—	—	(4,378)	—	(4,378)

Balances — December 31, 2002	543	413	2	1,281,288	382,093	(4,378)	(80,699)	1,579,262
Net income	—	—	—	—	94,221	—	—	94,221
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,211)	—	—	(1,211)
Dividends on common stock ($0.06 per share)	—	—	—	—	(5,566)	—	—	(5,566)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,876	—	—	—	1,877
Stock options exercised	2	—	—	4,148	—	—	—	4,150
Tax benefit from stock plans	—	—	—	520	—	—	—	520
Exercise of option to redeem Series A and Series B Preferred Stock	—	—	(2)	(18,317)	—	—	—	(18,319)
Additional minimum pension liability, net of tax benefit of $552	—	—	—	—	—	(871)	—	(871)

Balances — December 31, 2003	547	413	—	1,269,514	469,537	(5,249)	(80,699)	1,654,063
Net income	—	—	—	—	123,942	—	—	123,942
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,067)	—	—	(1,067)
Dividends on common stock ($0.25 per share)	—	—	—	—	(23,234)	—	—	(23,234)
Employee stock purchase plan proceeds	1	—	—	2,027	—	—	—	2,028
Stock options exercised	4	—	—	8,629	—	—	—	8,633
Tax benefit from stock plans	—	—	—	1,304	—	—	—	1,304
Additional minimum pension liability, net of tax benefit of $602	—	—	—	—	—	(912)	—	(912)
Treasury stock purchased — Series A Common Stock (458,500 shares)	—	—	—	—	—	—	(10,920)	(10,920)

Balances — December 31, 2004	$552	$413	$—	$1,281,474	$569,178	$(6,161)	$(91,619)	$1,753,837

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net income	$123,942	$94,221	$108,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,376	45,937	41,107
Amortization of intangible assets	6,000	9,530	2,459
Amortization of deferred financing costs	1,943	2,910	2,953
Amortization of program rights	63,843	62,845	60,821
Program payments	(62,247)	(62,039)	(59,870)
Deferred income taxes	13,218	35,565	51,733
Equity in (income) loss of affiliates	(1,648)	(923)	3,269
Provision for doubtful accounts	125	298	3,864
Loss on disposal of fixed assets	977	86	2,318
Distributions from affiliates	3,376	—	—
Other expense, net	3,700	—	—
Changes in operating assets and liabilities:
Accounts receivable	(146)	(2,074)	(5,065)
Other assets	(9,179)	3,044	(1,851)
Accounts payable and accrued liabilities	13,853	(7,873)	(12)
Other liabilities	(6,466)	(2,452)	(4,291)

Net cash provided by operating activities	195,667	179,075	205,452

Investing Activities
Purchases of property, plant and equipment:
Digital	(1,860)	(3,776)	(15,410)
Maintenance	(20,777)	(14,490)	(5,371)
Special projects/towers	(13,743)	(7,126)	(5,139)
Acquisition of WMTW-TV	(38,074)	—	—
Other, net	350	(149)	102

Net cash used in investing activities	(74,104)	(25,541)	(25,818)

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Cash Flows — (Continued)

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Financing Activities
Credit Facility:
Proceeds from issuance of long-term debt	$—	$224,150	$367,000
Repayment of long-term debt	—	(315,150)	(551,000)
Dividends paid on preferred stock	(1,067)	(1,211)	(1,377)
Dividends paid on common stock	(22,301)	—	—
Redemption of Series A Note from Capital Trust, net	(70,000)	—	—
Series A Common Stock repurchases	(10,920)	—	—
Redemption of preferred stock	(7,068)	—	—
Repayment of Senior Subordinated Notes	—	—	(2,596)
Principal payments on capital lease obligations	(188)	(154)	(110)
Proceeds from employee stock purchase plan	2,028	1,877	1,589
Proceeds from stock option exercises	8,633	4,040	8,042

Net cash used in financing activities	(100,883)	(86,448)	(178,452)

Increase in cash and cash equivalents	20,680	67,086	1,182
Cash and cash equivalents at beginning of period	71,528	4,442	3,260

Cash and cash equivalents at end of period	$92,208	$71,528	$4,442

Supplemental Cash Flow Information:
Business acquired in purchase transaction:
WMTW-TV:
Fair market value of assets acquired, net	$38,716	$—	$—
Fair market value of liabilities assumed, net	(642)	—	—

Net cash paid, including acquisition costs	$38,074	$—	$—

Cash paid during the year for:
Interest	$63,502	$65,829	$71,313

Interest on Note payable to Capital Trust	$18,675	$15,000	$15,500

Taxes, net of refunds	$59,318	$5,082	$18,404

Non-cash investing and financing activities:
Capital lease obligations entered into during the period	$—	$229	$—

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements

1.	Nature of Operations
      Hearst-Argyle Television, Inc. and subsidiaries (“we” or the “Company”) owns and operates 25 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (“NBC”), 12 of the stations are affiliates of the American Broadcasting Companies (“ABC”), two of the stations are affiliates of Columbia Broadcasting Systems (“CBS”) and one station is affiliated with Warner Brothers Television Network (“WB”). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”). Based upon regular assessments of the Company’s operations, performed by key management, the Company has determined that its reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company’s operations are substantially similar and have therefore been aggregated as one reportable segment.

2.	Summary of Accounting Policies and Use of Estimates
General
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for the Company’s wholly-owned subsidiary trust which was required to be de-consolidated upon adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). The Company adopted FIN 46(R) as of December 31, 2003. See “New Accounting Pronouncements” below. With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation. The net effect of such deconsolidation was to eliminate the Convertible Preferred Securities and show the Note payable to the Capital Trust in noncurrent liabilities.
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
Program Rights
      Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying Consolidated Statements of Income. Such reductions in unamortized costs for the year ended December 31, 2004, were $2.3 million and were not material in the years ended December 31, 2003 and 2002. The majority of the Company’s costs is for first-run programming which is amortized over the license period of the program, which is generally one year. Costs of off-network syndicated products, feature films and cartoons are amortized based on the projected number of airings on an accelerated basis contemplating the estimated revenue to be earned per showing, but

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms.
Barter and Trade Transactions
      Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the merchandise or service received is utilized. Barter and trade revenue are included in total revenue on the Consolidated Statements of Income and were approximately $27.0 million, $27.8 million and $28.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts, trade revenue represented less than 20% in each of the years. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the Consolidated Statements of Income and were approximately $27.2 million, $27.7 million and $28.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of these amounts, trade expense represented less than 15% in each of the years.
Property, Plant and Equipment
      Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings — 40 years; towers and transmitters — 15 to 20 years; other broadcasting equipment — five to eight years; office furniture, computers, equipment and other — three to eight years. Leasehold improvements are amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Management reviews, on a continuing basis, the financial statement carrying value of property, plant and equipment for impairment. If events or changes in circumstances were to indicate that an asset carrying value may not be recoverable utilizing related undiscounted cash flows, a write-down of the asset would be recorded through a charge to operations. The Company has followed this policy for determining and measuring impairment of property and equipment both prior and subsequent to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Management also reviews the continuing appropriateness of the useful lives assigned to property, plant and equipment. Prospective adjustments to such lives are made when warranted.
Intangible Assets
      Intangible assets are recorded at cost and include FCC licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As a result, the Company no longer amortizes goodwill and intangible assets with indefinite useful lives (FCC licenses), but instead performs a review for impairment annually, or earlier if indicators of potential impairment exist. In connection with the adoption of SFAS 142, amortization expense related to goodwill and indefinite-lived intangibles decreased by approximately $82.7 million annually. See Note 4. Upon adoption of SFAS 142 on January 1, 2002 and again in the fourth quarters of 2004, 2003 and 2002, the Company completed an impairment review and determined there is no impairment to the carrying value of goodwill or FCC licenses. Had the Company used different assumptions in developing its estimates, the Company’s reported results may have varied. The Company considers the assumptions used in its estimates to be reasonable. The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives to their estimated residual values. Upon adoption of SFAS 142 on January 1, 2002, the Company determined the remaining useful life of its network affiliation intangible assets to be approximately 28.5 years and the remaining useful life of its

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
advertiser client base intangible asset to be approximately 19 years. The Company amortizes favorable lease intangible assets over the respective terms of each lease. In accordance with SFAS 144, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.
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
Investments
      The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company’s equity interest is from 20% to 50%, and under the cost method if the Company’s equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. In addition, the Company has a wholly-owned unconsolidated subsidiary trust which is accounted for under the equity method. See Note 7. The Company evaluates its investments to determine if an impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary. See Note 3.
Revenue Recognition
      The Company’s primary source of revenue is television advertising. Other sources include network compensation and other revenue. Advertising revenue and network compensation together represented approximately 98% of the Company’s total revenue in each of the years ended December 31, 2004, 2003 and 2002.

•	Advertising Revenue. Advertising revenue is recognized net of agency and national representatives’ commissions and in the period when the commercials are broadcast. Barter and trade revenue are included in advertising revenue and are also recognized when the commercials are broadcast. See “Barter and Trade Transactions” above.

•	Network Compensation. Twelve of the Company’s stations have network compensation agreements with ABC, ten have agreements with NBC, and two have agreements with CBS. In connection with the ABC and CBS agreements, revenue is recognized when the Company’s station broadcasts specific network television programs based upon a negotiated value for each program. In connection with the NBC agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to the Company’s stations by NBC each year. Unlike the ABC and CBS agreements, the NBC network compensation is an annual amount and is not specifically assigned to individual network television programs.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

•	Other Revenue. The Company generates revenue from other sources, which include the following types of transactions and activities: (i) management fees earned from The Hearst Corporation (“Hearst”) (see Note 14); (ii) services revenue from Lifetime Entertainment Services (see Note 14); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company’s towers; and (v) other miscellaneous revenue, such as licenses and royalties.
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
      The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The timing of any payments related to such settlements cannot be determined but the Company expects that these payments will not be made within one year and, as such, these tax reserves are included in Other Liabilities (noncurrent). The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.
Earnings Per Share (“EPS”)
      Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding (see Note 8). Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company’s stock option plan (see Note 12), the conversion of the Company’s Preferred Stock (see Note 11), or the conversion of the Redeemable Convertible Preferred Securities held by the Company’s wholly-owned unconsolidated subsidiary trust (see Note 7).
Off-Balance Sheet Financings and Liabilities
      Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2004, and employment contracts for key employees, which are disclosed in Note 15, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust (see “New Accounting Pronouncements” below), which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.
Purchase Accounting
      When allocating the purchase price in a purchase transaction to the acquired assets (tangible and intangible) and assumed liabilities, it is necessary to develop estimates of fair value. The Company utilizes the

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
services of an independent valuation consulting firm for the purpose of estimating fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the economic benefits that the FCC license brings to its holder. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.
Stock-Based Compensation
      The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). Under SFAS 123, options are valued at their date of grant and then expensed over their vesting period. See Note 12 and the “New Accounting Pronouncements” disclosure about SFAS 123(R).
      The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Reported net income	$123,942	$94,221	$108,017
Add:
Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—
Deduct:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,875)	(6,706)	(5,805)

Pro forma net income	$119,067	$87,515	$102,212

Pro forma net income applicable to common stockholders	$118,000	$86,304	$100,835

Earnings per share:
Basic — as reported	$1.32	$1.00	$1.16
Basic — pro forma	$1.27	$0.93	$1.09

Diluted — as reported	$1.30	$1.00	$1.15
Diluted — pro forma	$1.26	$0.93	$1.09

      The 2003 and 2002 pro forma total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects, has been amended to utilize the Company’s incremental tax rate instead of the effective tax rate.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
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
Use of Estimates
      The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets; carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments and stock options. Actual results could differ from those estimates.
Reclassifications
      For comparability, certain prior year amounts have been reclassified to conform to the 2004 presentation.
New Accounting Pronouncements
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132(R)”). SFAS 132(R) is effective for fiscal years ending after December 15, 2003. Interim disclosure requirements under SFAS 132(R) was effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments was effective for fiscal years ending after June 15, 2004. SFAS 132(R) replaces the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions (“SFAS 87”), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”). SFAS 132(R) addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. SFAS 132(R) requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans. Effective December 31, 2003, the Company adopted the disclosure requirements of SFAS 132(R) with the exception of future expected benefit payments, which became effective for the Company for the fiscal year ending after June 15, 2004, or December 31, 2004. The Company has now adopted all of the disclosure requirements of SFAS 132(R).
      In December 2003, the FASB issued FIN 46(R), which served to clarify the guidance in Financial Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), and provided additional guidance surrounding the application of FIN 46. FIN 46 established consolidation criteria for entities for which “control” is not easily discernable under Accounting Research Bulletin 51, Consolidated Financial Statements, which is based on the premise that holders of an entity control the entity by virtue of voting rights. FIN 46(R) provides guidance for identifying the party with a controlling financial interest resulting from arrangements or financial interests rather than from voting interests. FIN 46 established standards for determining the circumstances under which an entity (defined as a variable interest entity) should be consolidated based upon an evaluation of financial interests and other arrangements rather than voting control. FIN 46 also requires disclosure about any variable interest entities that the Company is not required to

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
consolidate, but in which it has a significant variable interest. Application of FIN 46(R) is required for companies that have interests in those entities that are considered to be special-purpose entities, beginning in periods ending after December 15, 2003, and application is required for interests in all other types of entities beginning in periods ending after March 15, 2004.
      The Company adopted and applied the provisions of FIN 46(R) as of December 31, 2003 with respect to its wholly-owned trust subsidiary, the Hearst-Argyle Capital Trust, which is considered to be a special-purpose entity. The adoption of FIN 46(R) required the Company to de-consolidate the Capital Trust in its consolidated financial statements. In order to present the Capital Trust as an unconsolidated subsidiary, the Company adjusted the presentation in its consolidated balance sheets as follows, for all periods presented: (i) reclassified the amount of $200.0 million, which was previously classified as Company obligated redeemable convertible preferred securities of subsidiary trust holding solely parent company debentures to Note payable to Capital Trust; (ii) presented an investment in the Capital Trust of $6.2 million, which is included under Investments (see Note 3); and (iii) presented a long-term note payable to the Capital Trust of $6.2 million, which is included under Note payable to Capital Trust, bringing the total Note payable to Capital Trust to $206.2 million (see Note 7). Once the redeemable convertible preferred securities have been redeemed or reached maturity, the investment in the Capital Trust of $6.2 million will be offset by the long-term note payable to the Capital Trust of $6.2 million, resulting in no effect to the Company’s Consolidated Statement of Income. In addition, the Company adjusted the presentation in our Consolidated Statements of Income in all periods presented to reclassify the amounts previously recorded as Dividends on redeemable convertible preferred securities to Interest expense, net — Capital Trust. These changes required under FIN 46(R) represent financial statement presentation only and are not a result of any changes to the legal, financial, or operating structure of the Capital Trust. With the exception of the de-consolidation of the Capital Trust, the adoption of FIN 46(R) did not impact the Company’s consolidated financial statements.
      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supersedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. The Company determined that the Act is not a “significant event” as defined by SFAS 106. The effect of this Act will not have a material effect on our consolidated financial statements.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies (“EITF No. 03-16”), which requires investments in limited liability companies that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, Accounting for Investments in Real Estate Ventures. Investors are required to apply the equity method of accounting to their investments with any ownership interest greater than 3-5%. EITF No. 03-16 is effective for reporting periods beginning after June 15, 2004. The adoption of EITF No. 03-16 did not have a material effect on the Company’s consolidated financial statements.
      In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”), which provides guidance on the meaning of the phrase other-than-temporary impairment and its applications to several types of investments including debt securities classified as held-to-maturity and available-for-sale under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and cost-method investments accounted for under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In September 2004, FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, which

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
delayed the effective date of paragraphs 10-20 of EITF 03-1. Paragraphs 10-20 give guidance on how to evaluate and recognize an impairment loss that is other than temporary. Application of those paragraphs is deferred pending the issuance of proposed FSP EITF Issue 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in paragraphs 6 through 9 of EITF 03-1, as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred, are effective for reporting periods beginning after June 15, 2004, and have been adopted by the Company. The adoption of EITF No. 03-1 did not have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) is effective for all interim periods beginning after June 15, 2005 and, thus, will be effective for us beginning with the third quarter of 2005. The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations. See Stock Based Compensation above for information related to the pro forma effects on our reported Net income, Net income applicable to common stockholders, and basic and diluted earnings per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

3.	Acquisitions, Dispositions and Investments
      Acquisition of WMTW. On July 1, 2004, the Company completed the purchase of the television broadcast assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38.1 million in cash, inclusive of acquisition costs. This acquisition has been accounted for as a purchase business combination and the pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial. The preliminary purchase cost allocation is subject to adjustment as additional information concerning asset and liability valuations become available. The changes are not expected to have a material effect on the Company’s consolidated financial statements.
      Investment in Internet Broadcasting Systems, Inc. On December 2, 1999, the Company entered into a series of agreements with Internet Broadcasting Systems, Inc. (“IBS”) and invested $20 million in exchange for an equity interest in IBS. With IBS, the Company and other broadcasters have invested in the development and management of local news/ information/entertainment websites. In May 2001, the Company invested an additional $6 million for a total investment of $26 million in IBS. The following provides a description of the key agreements, along with the associated accounting where appropriate:

•	Series B Preferred Stock Purchase Agreement. This agreement was entered into between IBS and a wholly-owned subsidiary of the Company, as well as other investors. As of December 31, 2004, 2003 and 2002, the Company had an equivalent equity interest in IBS of approximately 24% in each year. Accordingly, this investment is accounted for using the equity method. The Company’s share in the results of IBS is included in Equity in (income) loss of affiliates, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

•	IBS/ HATV LLC (Limited Liability Company) Agreement. This agreement was entered into by the Company and IBS to establish the IBS/ HATV LLC, of which the Company owns 49.9% and IBS owns 50.1%. The IBS/ HATV LLC is controlled and managed by IBS and is the parent company of 26 wholly-owned subsidiary limited liability companies established to own and operate the websites for each of the Company’s television stations. The term of the agreement is indefinite until an agreement is reached by the parties to terminate. Under this agreement, net losses incurred by the IBS/ HATV LLC are allocated 100% to IBS. Net income is to be allocated in proportion to the ownership interests. Through September 30, 2002, the IBS/ HATV LLC incurred net losses since its inception in December 1999. In the fourth quarter of 2002, the IBS/ HATV LLC achieved profitability and the Company began to record its 49.9% share of net income using the equity method. The Company’s

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

share in the results of the IBS/ HATV LLC is included in Equity in (income) loss of affiliates, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

•	Website Development and Operating Agreement. This agreement was entered into by the Company, IBS, and the IBS/ HATV LLC. The initial term of the agreement is six years, with additional three-year renewal terms unless a party gives written notice of its intention not to renew. Under this agreement, IBS designs, develops and operates each of the Company’s stations’ websites owned by the wholly-owned subsidiary companies under the IBS/ HATV LLC. The accounting for the activities under this agreement is included in the accounts and financial results of the IBS/ HATV LLC.

•	Website License Agreement. This agreement was entered into by the Company, IBS, and the IBS/ HATV LLC and runs co-terminous with the Website Development and Operating Agreement described above. Under this agreement, the Company has granted to IBS a non-exclusive license to use and display certain programming content and Company trademarks and logos on the each of the websites owned by the wholly-owned subsidiary companies under the IBS/ HATV LLC.
      In connection with the above agreements, the Company is able to offer its customers advertising packages containing both spot television as well as internet advertising. In the sale of such packages, the Company acts as the sales agent to each of the subsidiary companies under the IBS/ HATV LLC. The revenue from spot advertising revenue is recognized by the Company’s stations, and the revenue from internet advertising is recognized by the subsidiary companies under the IBS/ HATV LLC.
      Investment in ProAct Technologies Corporation. On March 22, 2000, the Company invested $25.0 million in ProAct Technologies Corporation (“ProAct”) for an equity interest in ProAct. ProAct is a provider of human resources and benefits management solutions for employers and health plans. As this investment represents less than a 20% interest in ProAct, the investment is accounted for using the cost method. In March 2001, the Company wrote-down its investment in ProAct by $18.8 million in order to approximate the investment’s realizable value. In 2004, ProAct sold its operating assets to a third party as part of an overall plan of liquidation. As a result, the Company wrote-down its investment in ProAct by an additional $3.7 million, included in Other (income) expense, net, reflecting the difference between the carrying value of the investment and the distribution expected to be received as a result of the sale. The Company has received revenue from ProAct relating to advertising sales. See Note 14.
      Investment in NBC/ Hearst-Argyle Syndication, LLC. On August 7, 2001, the Company contributed its production-and-distribution unit to NBC/ Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/ Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises (now NBC Universal) and the Company to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for using the equity method. The Company’s share in the results of NBC/ Hearst-Argyle Syndication, LLC is included in Equity in (income) loss of affiliates, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.
      Investment in Capital Trust. On December 20, 2001, the Company purchased all of the Capital Trust’s common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. On December 31, 2004, the Company redeemed the Series A note (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock. The Subordinated Debentures are presented as Note payable to Capital Trust in the Company’s Consolidated Balance Sheets. The Capital Trust does not hold any other significant assets other than note receivable from the Company for the Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, this investment is accounted for using the equity method. The

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
only earnings attributable to this investment are the Company’s interest payments made on the $6.2 million portion of the Subordinated Debentures, the Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures (see Note 7).
      NBC Weather Plus. In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital national-local broadcast network. NBC-affiliated stations may participate in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their excess digital spectrum (as a multi-cast stream together with their main digital channel). We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in three of our markets –Sacramento, Orlando and Winston-Salem. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC. We account for this investment using the cost method.
      Investments as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

	(In thousands)
IBS Companies	$13,856	$13,540
Arizona Diamondbacks	5,982	5,982
Capital Trust	4,021	6,186
ProAct Technologies Corporation	534	6,277
Other	1,969	2,074

Total investments	$26,362	$34,059

4.	Goodwill and Intangible Assets
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
      The Company completed its initial goodwill impairment review during the first quarter of 2002 and its annual goodwill impairment review during the fourth quarters of 2004, 2003 and 2002 using a fair value approach in accordance with SFAS 142 and found no impairment to the carrying value of the Company’s goodwill or FCC licenses. In 2002, the Company made an adjustment of approximately $0.4 million to the carrying value of goodwill to finalize certain purchase accounting adjustments.
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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
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
      Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill as of December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,891	$66,493	$56,398	$122,828	$62,938	$59,890
Network affiliations	95,493	34,098	61,395	95,493	31,708	63,785
Other	743	550	193	723	495	228

Total intangible assets subject to amortization	$219,127	$101,141	117,986	$219,044	$95,141	123,903

Intangible assets not subject to amortization:
FCC licenses			2,310,279			2,288,168

Total intangible assets, net			$2,428,265			$2,412,071

Goodwill			$734,746			$732,217

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      Summarized below is a rollforward of Intangible assets and Goodwill from December 31, 2003 to December 31, 2004:

	As of			As of
	December 31,		WMTW-TV	December 31,
	2003	Amortization	Acquisition	2004

Intangible assets subject to amortization:
Advertiser client base	$59,890	$3,555	$63	$56,398
Network affiliations	63,785	2,390	—	61,395
Favorable leases and other	228	55	20	193

Total intangible assets subject to amortization	123,903	6,000	83	117,986
Intangible assets not subject to amortization-FCC licenses	2,288,168		22,111	2,310,279

Total intangible assets, net	$2,412,071	$6,000	$22,194	$2,428,265

Goodwill	$732,217		$2,529	$734,746

      The acquired intangible assets subject to amortization have a three-year useful life. The allocation of the remaining purchase price was principally to Property, plant and equipment.
      The Company’s amortization expense for definite-lived intangible assets was approximately $6.0 million in the year ended December 31, 2004. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
2005	$6,003
2006	5,972
2007	5,950
2008	5,941
2009	5,941

5.	Accrued Liabilities
      Accrued liabilities as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

	(In thousands)
Payroll, benefits and related costs	$20,801	$14,092
Accrued income taxes	14,639	12,128
Accrued interest	9,492	9,492
Accrued vacation	5,279	4,967
Accrued payables	4,019	2,544
Other taxes payable	1,335	1,081
Other accrued liabilities	8,075	6,529

Total accrued liabilities	$63,640	$50,833

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

6.	Long-Term Debt
      Long-term debt as of December 31, 2004 and 2003 consisted of the following:

	2004	2003

	(In thousands)
Senior Notes	$432,110	$432,110
Private Placement Debt	450,000	450,000
Capital Lease Obligations	291	465

	882,401	882,575
Less current portion	(180)	(166)

Total long-term debt	$882,221	$882,409

Credit Facility
      During 2004, we elected not to renew our $500 million undrawn senior credit facility, which matured on April 12, 2004. The credit facility had been undrawn since September 30, 2003. We are in the process of negotiating a new unsecured senior credit facility.
      During 2003, we repaid, in full, $91 million outstanding under our then $750 million senior credit facility. Throughout 2002, we maintained a $750 million credit facility with outstanding borrowings reduced during the year from $275 to $91 million.
      For the years ended December 31, 2004, 2003 and 2002, the effective interest rate on borrowings under the credit facility was zero, 3.8% and 4.1%, respectively.
Senior Notes
      At December 31, 2004 and 2003, the Senior Notes, which are unsecured obligations, consisted of $125 million principal amount of 7.0% senior notes due 2007; $176 million principal amount of 7.0% senior notes due 2018 and $131.1 million principal amount of 7.5% senior notes due 2027. Initially issued in November 1997 and January 1998, proceeds from the Senior Notes were used to repay then existing debt. During 2001 and 2000 (combined), we repurchased at a discount $24 million and $43.9 million of our Senior Notes due 2018 and 2027, respectively.
Private Placement Debt
      The Private Placement Debt consists of $450 million in senior, unsecured notes, which bear interest at 7.18% per year. The notes are repayable in five mandatory $90 million annual installments beginning on December 1, 2006. The Notes were initially issued in connection with the January 1, 1999 acquisition of KCRA-TV in Sacramento, California.
Capital Lease Obligations
      We have capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. We had capital lease obligations of approximately $0.3 million and $0.5 million as of December 31, 2004 and 2003, respectively. The capital leases have terms which expire in various years through 2008.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
Senior Subordinated Notes
      In October 1995, Argyle Television, Inc., which was merged with a wholly-owned subsidiary of Hearst on August 29, 1997 (the “Hearst Transaction”), issued $150 million of senior subordinated notes (the “Senior Subordinated Notes”), which were due in 2005 and bore interest at 9.75% payable semi-annually. The Senior Subordinated Notes were general unsecured obligations of the Company. In December 1997 and February 1998, we repaid $45 million and $102.4 million, respectively. In July 2002, we repaid the remaining balance of $2.6 million. In connection with the redemption, we paid a premium of approximately $84,000, which has been included in Interest expense, net in the accompanying Consolidated Statements of Income in the year ended December 31, 2002.
Aggregate Maturities of Long-term Debt
      Approximate aggregate annual maturities of long-term debt (including capital lease obligations) are as follows:

(In thousands)

2005	$180
2006	90,047
2007	215,052
2008	90,012
2009	90,000
Thereafter	397,110

Total	$882,401

Debt Covenants and Restrictions
      The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2004.
Interest Rate Risk Management
      The Company is not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future. We may also consider in the future certain interest rate swap arrangements or debt-for-debt exchanges.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
Interest Expense, net
      Interest expense, net for the years ended December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002

	(In thousands)
Interest on borrowings:
Credit Facility	$289	$2,572	$7,744
Senior Notes	30,903	30,934	30,903
Private Placement Debt	32,310	32,310	32,310
Senior Subordinated Notes	—	—	232
Amortization of deferred financings costs and other	1,943	2,910	2,953

Total interest expense	65,445	68,726	74,142
Interest income	(1,715)	(511)	(699)

Total interest expense, net	$63,730	$68,215	$73,443

7.	Note Payable to Capital Trust
      On December 20, 2001, our wholly-owned unconsolidated subsidiary trust, the Capital Trust, completed a $200.0 million private placement of Redeemable Convertible Preferred Securities with institutional investors. We then issued subordinated debentures of $206.2 million (the “Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. The Debentures are presented as Note payable to Capital Trust in our Consolidated Balance Sheets. See Note 2 under New Accounting Pronouncements for a discussion of de-consolidation of the Capital Trust, pursuant to FIN 46(R). We paid the Capital Trust’s issuance costs of $5.2 million, resulting in net proceeds to us of $194.8 million. We utilized the net proceeds to reduce outstanding borrowings under the Credit Facility.
      In connection with the private placement, the Capital Trust issued 1,400,000 shares of Series A Redeemable Convertible Preferred Securities due 2016 (liquidation preference $50 per redeemable convertible preferred security) for an aggregate of $70,000,000, and 2,600,000 shares of Series B Redeemable Convertible Preferred Securities due 2021 (liquidation preference $50 per redeemable convertible preferred security) for an aggregate of $130,000,000, to institutional investors. (Hereafter, the Series A and the Series B Redeemable Convertible Preferred Securities are together referred to as the “Redeemable Convertible Preferred Securities.”) The investor group included Hearst Broadcasting, Inc., a wholly-owned subsidiary of Hearst. Hearst Broadcasting, Inc. purchased an aggregate of 300,000 shares of the Series A Redeemable Convertible Preferred Securities and an aggregate of 500,000 shares of the Series B Redeemable Convertible Preferred Securities for a total of $40 million, or 20% of the Redeemable Convertible Preferred Securities. As the parent company of the Capital Trust, we have made a full and unconditional guarantee of the Capital Trust’s payments on the Redeemable Convertible Preferred Securities (see Note 15).
      As part of the transaction, we issued and sold to the Capital Trust, in exchange for the proceeds from the sale of the Redeemable Convertible Preferred Securities, $72,164,960 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series A, due 2016 (the “Series A Debentures”) and $134,020,640 in aggregate principal amount of 7.5% convertible junior subordinated deferrable interest debentures Series B, due 2021 (the “Series B Debentures”). (Hereafter, the Series A and the Series B Debentures are together referred to as the “Debentures.”) The Debentures issued to the Capital Trust by us, in the combined aggregate principal amount of $206,185,600 were issued in exchange for (i) the receipt of the proceeds of $200.0 million from the issuance of the Redeemable Convertible Preferred

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
Securities; and (ii) $6,185,600 which was owed by us to the Capital Trust for our purchase of $6,185,600 of the Capital Trust’s common stock, as part of the initial capitalization of the Capital Trust (see Note 3).
      The Redeemable Convertible Preferred Securities issued by the Capital Trust are effectively convertible, at the option of the holder at any time, into shares of the Company’s Series A Common Stock, par value $.0l per share through an exchange of such Redeemable Convertible Preferred Securities for a portion of the Debentures of the corresponding series held by the Capital Trust. The conversion terms are identical for all holders of the Redeemable Convertible Preferred Securities, including Hearst. The Series A Debentures are convertible into the Company’s Common Stock at an initial rate of 2.005133 shares of the Company’s Common Stock per $50 principal amount of Series A Debentures (equivalent to a conversion price of $24.9360 per share of the Company’s Common Stock) and the Series B Debentures are convertible into the Company’s Common Stock at an initial rate of 1.972262 shares of the Company’s Common Stock per $50 principal amount of Series B Debentures (equivalent to a conversion price of $25.3516 per share of the Company’s Common Stock). When the Debentures are repaid or redeemed, the same amount of Redeemable Convertible Preferred Securities will simultaneously be redeemed with the proceeds from the repayment or redemption of the Debentures. The Series A Redeemable Convertible Preferred Securities mature on December 31, 2016 with distributions payable thereon at a rate of 7.5% per year. The Series B Redeemable Convertible Preferred Securities mature on December 31, 2021 with distributions payable thereon at a rate of 7.5% per year.
      The Series A Debentures mature on December 31, 2016 and bear interest at a rate of 7.5% per year. The Series B Debentures mature on December 31, 2021 and bear interest at a rate of 7.5% per year. The Company has the right to defer interest on the Debentures (and therefore distributions on the Redeemable Convertible Preferred Securities) by extending the interest payment period from time to time in accordance with and subject to the terms of the Redeemable Convertible Preferred Securities. Further, the Series A Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2004 and the Series B Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2006. The redemption prices (per $50 principal amount) of the Series A Debentures range from $52.625 in 2005, declining to $50.375 in 2011 and $50 thereafter to maturity. The redemption prices (per $50 principal amount) of the Series B Debentures range from $51.875 in 2007, declining to $50.375 in 2011 and $50 thereafter to maturity.
      The Company redeemed all of its outstanding Series A Debentures on December 31, 2004 (the “Redemption Date”), at a price of $52.625 per $50.00 principal amount of the Series A Debentures in accordance with the terms of the indenture. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Redeemable Convertible Preferred Securities. Also, the Capital Trust redeemed 43,299 shares of its common stock, held by the Company. As a result of the redemption, Notes payable to Capital Trust was reduced by $72.2 million and Investments was reduced by $2.2 million. In addition, as a result of the redemption of all the Series A Debentures, the Company recognized a pre-tax loss of $3.7 million related to the redemption premium, which was included in the Interest expense, net — Capital Trust in the Consolidated Statements of Income.
Interest Expense, net — Capital Trust
      Interest expense, net — Capital Trust was $18.7 million, $15.0 million and $15.0 million, respectively, in the years ended December 31, 2004, 2003 and 2002. Interest expense, net — Capital Trust represents interest expense incurred by the Company on the $206.2 million of Debentures issued by its wholly-owned unconsolidated subsidiary trust (the Capital Trust). In addition, $3.7 million of the $18.7 million for 2004, which was a premium paid for the redemption of the Series A Debentures is included in Interest expense, net — Capital Trust. Interest paid by the Company to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), the Company does not consolidate the accounts of the Capital Trust in its consolidated financial statements. The Company uses the equity method of accounting to record the parent company’s equity interest in the earnings of the Capital Trust and accordingly has included such earnings of $0.5 million, $0.5 million, and $0.5 million in Interest Expense, net — Capital Trust in the accompanying Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, respectively.

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Interest on Subordinated Debentures:
Series A Subordinated Debentures	$5,412	$5,412	$5,412
Series B Subordinated Debentures	10,052	10,052	10,052
Premium paid on redemption of Series A Subordinated Debentures	3,789	—	—
Gain on redemption of Capital Trust common stock	(114)	—	—

Total interest expense	19,139	15,464	15,464
Equity in earnings of Capital Trust	(464)	(464)	(464)

Total interest expense, net — Capital Trust	$18,675	$15,000	$15,000

8.	Earnings Per Share
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

	Year Ended December 31, 2004

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$123,942
Less: Preferred stock dividends	(1,067)

Basic EPS
Income applicable to common stockholders	122,875	92,928	$1.32
Effect of Dilutive Securities
Assumed conversion of the Redeemable Convertible Preferred Securities	9,285	7,935
Assumed exercise of stock options	—	543

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$132,160	101,406	$1.30

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2003

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$94,221
Less: Preferred stock dividends	(1,211)

Basic EPS
Income applicable to common stockholders	93,010	92,575	$1.00
Effect of Dilutive Securities
Assumed exercise of stock options	—	415

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$93,010	92,990	$1.00

	Year Ended December 31, 2002

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share data)
Net income	$108,017
Less: Preferred stock dividends	(1,377)

Basic EPS
Income applicable to common stockholders	106,640	92,148	$1.16
Effect of Dilutive Securities
Assumed exercise of stock options	—	402

Diluted EPS
Income applicable to common stockholders plus assumed conversions	$106,640	92,550	$1.15

      The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of December 31, 2004, 7,381 shares of Series A Preferred Stock, outstanding as of December 31, 2003, and 9,281 shares of Series A Preferred Stock, outstanding as of December 31, 2002, which are convertible into Series A Common Stock (see Note 11); and (ii) 5,470 shares of Series B Preferred Stock outstanding as of December 31, 2004, and 10,938 shares of Series B Preferred Stock, outstanding as of December 31, 2003, and 2002, which are convertible into Series A Common Stock (see Note 11). The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS.
      The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the year ended December 31, 2004, 7,935,068 shares of Series A Common Stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are included in the number of common shares used in the calculation of diluted EPS. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. For all other periods presented, these shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      Common stock options for 2,916,270, 2,902,456 and 2,943,959 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

9.	Income Taxes
      The provision for income taxes relating to income for the years ended December 31, 2004, 2003 and 2002, consisted of the following:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current:
State and local	$6,761	$2,414	$5,948
Federal	49,475	(3,277)	11,553

	56,236	(863)	17,501

Deferred:
State and local	1,976	1,712	(143)
Federal	18,140	41,460	48,843

	20,116	43,172	48,700

Provision for income taxes	$76,352	$42,309	$66,201

      As of December 31, 2003, the Company reclassified certain income tax liabilities, totaling $61.7 million, from Deferred income tax liabilities to Other Liabilities (included in noncurrent liabilities), to conform to the classification of $54.8 million as Other Liabilities (noncurrent) as of December 31, 2004. For the year ended December 31, 2003 and 2002, the Company reclassified $3.0 million from Current tax provision to Deferred tax provision and $7.5 million from Deferred tax provision to Current tax provision, respectively, to conform with the current year’s presentation.
      The Company’s effective income tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax examinations, amount of deductions or changes in the deferred tax valuation allowance. The effective income tax rate for the years ended December 31, 2004, 2003 and 2002 varied from the statutory U.S. Federal income tax rate due to the following:

	2004	2003	2002

Statutory U.S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	2.9	2.0	2.2
Other non-deductible business expenses	0.3	(0.1)	0.3
Change in valuation allowances and other estimates	—	(5.8)	—
Other	(0.1)	(0.1)	0.5

Effective income tax rate	38.1%	31.0%	38.0%

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      Deferred income tax liabilities and assets at December 31, 2004 and 2003 consisted of the following:

	2004	2003

	(In thousands)
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$40,114	$47,403
Accelerated funding of pension benefit obligation	10,421	6,311
Difference between book and tax basis of intangible assets	789,211	766,717

Total deferred income tax liabilities	839,746	820,431

Deferred income tax assets:
Accrued expenses and other	4,979	5,178
Operating loss carryforwards	20,689	21,894

	25,668	27,072
Less: Valuation allowance	(20,689)	(21,894)

Total deferred income tax assets	4,979	5,178

Net deferred income tax liabilities	$834,767	$815,253

      The net deferred income tax liabilities are presented under the following captions on the Company’s consolidated balance sheets:

	2004	2003

	(In thousands)
Current assets:
Deferred income taxes	$4,979	$5,178
Noncurrent liabilities:
Deferred income taxes	839,746	820,431

Net deferred income tax liabilities	$834,767	$815,253

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
      The Company has net operating loss carryforwards for state income tax purposes of approximately $414.4 million, of which approximately $201.1 million expire between 2005 and 2015 and approximately $213.3 million expire between 2016 and 2023. The valuation allowance is the result of an evaluation of the uncertainty associated with the realization of these net operating loss carryforwards.

10.	Common Stock
General
      The Company has authorized 300 million common shares, par value $0.01 per share, which includes of 200 million of Series A Common Stock and 100 million Series B Common Stock. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company’s Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company’s Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company’s Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company’s Board of Directors.
      All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated or to which all, or substantially all, of Hearst’s assets are transferred; (iii) any entity controlled or consolidated or to which all or substantially all of Hearst’s assets are transferred; or (iv) any entity controlled by Hearst (each a “Permitted Transferee”). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company’s Certificate of Incorporation and to applicable securities laws limitations.
Common Stock Repurchase
      In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During 2004, the Company repurchased 458,500 shares of Series A Common Stock at a cost of $10.9 million and an average per share price of $23.82. Between May 1998 and December 31, 2004, the Company has spent approximately $91.6 million to repurchase approximately 3.7 million shares of Series A Common Stock at an average price of $25.06. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.
      Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2004, under this plan Hearst had purchased approximately 18.4 million shares of the Company’s outstanding Series A Common Stock. In addition, in 1999 Hearst purchased 3.7 million shares of the Company’s outstanding Series A Common Stock in a direct transaction with the Company for a total of 21.5 million shares of the Company’s Series A Common Stock. Hearst’s ownership in the Company was 67.6% and 65.4% as of December 31, 2004 and 2003, respectively.
Common Stock Dividends
      During the year ended December 31, 2004, the Company’s Board of Directors declared cash dividends as follows:

				Total	Hearst
Dividend Amount	Declaration Date	Record Date	Payment Date	Dividend	Portion

				(In thousands)
$0.07	December 1, 2004	January 5, 2005	January 15, 2005	$6,500	$4,394
$0.06	September 22, 2004	October 5, 2004	October 15, 2004	$5,564	$3,746
$0.06	May 5, 2004	July 5, 2004	July 15, 2004	$5,590	$3,664
$0.06	March 24, 2004	April 5, 2004	April 15, 2004	$5,581	$3,638
$0.06	December 3, 2003	January 5, 2004	January 15, 2004	$5,566	$3,638
      The Company did not declare or pay any dividends on Common Stock in 2002.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

11.	Preferred Stock
      The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). There were 10,938 shares issued and 5,781 shares outstanding, of Series A Preferred Stock as of December 31, 2004, 10,938 shares issued and 7,381 shares outstanding as of December 31, 2003, and 10,938 shares issued and 9,281 shares outstanding as of December 31, 2002. There were 10,938 shares issued and 5,470 shares outstanding, of Series B Preferred Stock as of December 31, 2004, and 10,938 shares issued and outstanding as of December 31, 2003 and 2002. The Preferred Stock has a cash dividend feature whereby each share accrues $65 per share annually, to be paid quarterly.
      The Series A Preferred Stock is convertible at the option of the holders, at any time, into Series A Common Stock at a conversion price (the “Series A Conversion Price”) of (i) on or before December 31, 2000, $35; (ii) during the calendar year ended December 31, 2001, $38.50; and (iii) during each calendar year after December 31, 2001, the product of 1.1 times the preceding year’s Series A Conversion Price. The Company has the option to redeem all or a portion of the Series A Preferred Stock at any time, at a price equal to $1,000 per share plus any accrued and unpaid dividends. On August 12, 2003, the Company exercised its option and notified the holders of its intent to redeem the remaining outstanding shares of Series A and B Preferred Stock. Accordingly, the Company has classified the Series A and B Preferred Stock as temporary equity in the accompanying Consolidated Balance Sheet. In addition, the Company reclassified the Series A and B Preferred Stock in the accompanying December 31, 2003 balance sheet to conform to this presentation. Pursuant to notification to the Series A and B Preferred Stock holders, on January 1, 2004, the Company redeemed 1,600 shares of Series A Preferred Stock and on December 10, 2004, the Company redeemed 5,468 shares of Series B Preferred Stock. On January 1, 2005, the remaining 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock were redeemed.
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

12.	Employee Stock Plans
      On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan (“Incentive Compensation Plan”). The Incentive Compensation Plan is intended to replace the Amended and Restated 1997 Stock Option Plan (the “Stock Option Plan”) and all grants made after May 5, 2004 will be made under the new Incentive Compensation Plan. Under the Incentive Compensation Plan the Company may award various forms of incentive compensation to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock. Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant.
      Under the Stock Option Plan, 8.7 million shares of Series A Common Stock were reserved for issuance. Under the Stock Option Plan, stock options were granted with exercise prices equal to the market price of the underlying stock on the date of grant. Options granted prior to December 2000 either (i) cliff-vest after three years commencing on the effective date of the grant or (ii) vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company’s stock. Options granted in December 2000, vest in one-third increments per year commencing one year from the date of the grant. All options granted pursuant to the Stock Option Plan will expire no later than ten years from the date of grant.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the years ended December 31, 2004, 2003 and 2002 is presented below:

		Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2001	6,319,324	$20.71
Granted	1,235,650	24.22
Exercised	(376,829)	21.34
Forfeited	(567,647)	22.06

Outstanding at December 31, 2002	6,610,498	22.16
Granted	1,179,450	25.22
Exercised	(218,755)	18.97
Forfeited	(146,721)	22.49

Outstanding at December 31, 2003	7,424,472	22.71
Granted	1,272,900	25.63
Exercised	(455,056)	18.97
Forfeited	(181,887)	24.06

Outstanding at December 31, 2004	8,060,429	$23.36

Exercisable at December 31, 2002	3,139,652	$22.25

Exercisable at December 31, 2003	3,804,590	$21.54

Exercisable at December 31, 2004	4,392,112	$21.84

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
Range of Exercise	Outstanding at	Remaining	Weighted Average	Exercisable	Weighted Average
Prices	12/31/04	Contractual Life	Exercise Price	At 12/31/04	Exercise Price

$10.00	23,550	0.4 years	$10.00	23,550	$10.00
$15.50-$17.63	8,600	1.0 years	$17.26	8,600	$17.26
$18.56-$21.59	2,861,698	6.3 years	$19.47	2,851,698	$19.46
$22.08-$24.89	1,179,961	8.0 years	$24.08	83,411	$23.51
$25.13-$26.81	3,820,015	7.0 years	$25.86	1,278,914	$26.38
$27.75-$29.00	148,605	3.2 years	$28.86	127,939	$28.92
$35.25-$36.44	18,000	3.6 years	$36.44	18,000	$36.44

	8,060,429	6.8 years	$23.36	4,392,112	$21.84

      As of December 31, 2004, the Company has reserved 2,337,100 shares of Series A Common Stock for future grants under the Incentive Compensation Plan.
      The Company accounts for employee stock-based compensation under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      Pro forma information regarding Net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method. Under SFAS No. 123, options are valued at their date of grant and then expensed over their vesting period. The fair value of the Company’s options was estimated at the date of grant using the Black-Scholes option-pricing model for options granted in 2004, 2003 and 2002. The weighted average fair value of options granted was $7.81, $8.71 and $8.73 for 2004, 2003 and 2002, respectively. The following assumptions were used for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Risk-free interest rate	3.72%	3.25%	3.03%
Dividend yield	0.94%	0.25%	0.00%
Volatility factor	30.14%	33.90%	35.30%
Expected life	5 years	5 years	5 years
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
      See Note 2 under “Stock-Based Compensation” for the pro forma effect on Net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS No. 123, as amended.

13.	Stock Purchase Plan
      In April 1999, we implemented a non-compensatory employee stock purchase plan (“ESPP”) in accordance with Internal Revenue Code Section 423. The ESPP allows employees to purchase shares of our Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. We reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 92,259 and 94,020 shares for aggregate proceeds of approximately $2.0 million and $1.9 million in the years ended December 31, 2004 and 2003, respectively. Accounting for the ESPP will be affected by the adoption of FAS No. 123(R). See New Accounting Pronouncements in Note 2.

14.	Related Party Transactions
      The Hearst Corporation. As of December 31, 2004, Hearst owned approximately 41.6% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 67.6% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 directors of our Board of Directors. During the years ended December 31, 2004, 2003 and 2002, we entered into the following transactions with Hearst or parties related to Hearst:

•	Management Agreement. We recorded revenue of approximately $4.2 million, $3.6 million, and $3.3 million in the years ended December 31, 2004, 2003 and 2002, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe that the terms of the Management Agreement are reasonable to both parties;

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

however, there can be no assurance that more favorable terms would not be available from third parties.

•	Services Agreement. We incurred expenses of approximately $3.8 million, $3.7 million and $3.8 million in the years ended December 31, 2004, 2003 and 2002, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. We believe that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•	Interest Expense, Net — Capital Trust. We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $18.7 million, $15.0 million and $15.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $3.7 million, $3.0 million and $3.0 million in the years ended December 31, 2004, 2003 and 2002, respectively, was paid to Hearst, since Hearst held $40 million of the total $200 million Redeemable Convertible Preferred Securities issued in December 2001 by the Capital Trust (see Note 7).

•	Dividend on Common Stock. On March 24, May 5, September 22 and December 1, 2004, our Board of Directors declared cash dividends of $0.06, $0.06, $0.06 and $0.07 per share on our Series A and Series B Common Stock, respectively, for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. On December 3, 2003, our Board declared a cash dividend of $0.06 per share on our Series A and Series B Common Stock for a total of $5.6 million. Included in this amount was $3.6 million payable to Hearst. The Company did not declare or pay any dividends on Common Stock in 2002 and 2001. See Note 10.

•	Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid us approximately $0.7 million per year in the years ended December 31, 2004, 2003 and 2002, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•	Lifetime Entertainment Services. We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by ABC, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. We have recorded revenue from the agreements of $1.8 million, $1.9 million and $2.5 million in the years ended December 31, 2004, 2003 and 2002, respectively.

•	Wide Orbit, Inc. In November 2004, we entered into an agreement with Wide Orbit, Inc. for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit, Inc. During 2004, we paid Wide Orbit, Inc. approximately $0.9 million under the agreement.

•	Other Transactions with Hearst. In the year ended December 31, 2002, we recorded net revenue of approximately $0.7 million relating to advertising sales to Hearst on behalf of ESPN Classic, a property of ESPN, Inc., which is owned 20% by an affiliate of Hearst and 80% by ABC. In the years ended December 31, 2004 and 2003, we did not receive advertising revenue from Hearst.
      NBC. In August 2001, we contributed our production-and-distribution unit to NBC/ Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/ Hearst-Argyle Syndication, LLC

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
is a limited liability company formed by NBC Enterprises (now NBC Universal) and us to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. See Note 3. Our share of the income or loss in NBC/ Hearst-Argyle Syndication, LLC is included in Equity in (income) loss of affiliates in the accompanying Consolidated Statements of Income. Emerson Coleman, our Vice President, Programming, is a member of the Board of Directors of NBC/ Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.
      IBS. In December 1999, we invested $20 million of cash in IBS in exchange for an equity interest in IBS. In May 2001, we invested an additional $6 million of cash for a total investment of $26 million in IBS. This investment is accounted for under the equity method. See Note 3. Our share of the income or loss of IBS is included in Equity in (income) loss of affiliates, net in the accompanying Consolidated Statements of Income. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, and since October 2002, Terry Mackin, our Executive Vice President, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for our corporate Web site for a nominal amount.
      ProAct Technologies Corporation. We recorded no revenue in the years ended December 31, 2004 and 2003, and $3.2 million in the year ended December 31, 2002, relating to advertising sales to ProAct, one of the Company’s equity interest investments (which is accounted for under the cost method) (see Note 3). Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer and a current Director of the Company, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.
      Argyle Communications, Inc. The Company had a consulting agreement with Argyle Communications, Inc. (“ACI”) beginning January 1, 2001 through December 31, 2002 for the services of Bob Marbut, the Company’s former non-executive Chairman of its Board of Directors, in connection with his rendering advice and his participation in strategic planning and other similar services. This agreement was not renewed in 2004 or 2003. The Company has made payments of approximately $0.4 million in the year ended December 31, 2002, in connection with the consulting agreement with ACI. Mr. Marbut is the sole stockholder of ACI. In addition, ACI has a separate consulting agreement with Hearst.
      Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the year ended December 31, 2004 these sales generated revenue of approximately $1.2 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.7 million was distributed to the Company. In the year ended December 31, 2003 these sales generated revenue of approximately $1.2 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.7 million was distributed to the Company. In the year ended December 31, 2002 these sales generated revenue of approximately $1.1 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.6 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John J. Conomikes, a member of the Company’s Board of Directors.
      NBC Weather Plus. In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital national-local broadcast network. NBC-affiliated stations may participate in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
national and local weather and related community information using their excess digital spectrum (as a multi-cast stream together with their main digital channel). We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in three of our markets –Sacramento, Orlando and Winston-Salem. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC. We account for this investment using the cost method.
      Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the years ended December 31, 2004, 2003 and 2002.

15.	Other Commitments and Contingencies
      We have obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2004, scheduled under contracts for programs available are as follows (in thousands):

	Program Rights	Barter Rights

2005	$42,229	$14,827
2006	2,260	548
2007	209	87
2008	—	2
2009	—	1
Thereafter	—	—

	$44,698	$15,465

      The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2004, employment contracts for key employees, as well as contractual redemptions of shares of Series A and B Preferred Stock (including dividends). Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2004 are as follows:

			Net
		Deduct	Operating				Preferred
	Operating	Operating	Lease	Program	Barter	Employment and	Stock
	Leases	Sublease	Commitments	Rights	Rights	Talent Contracts	Redemptions

	(In thousands)
2005	$5,031	$(303)	$4,728	$22,640	$10,111	$67,698	$11,251
2006	4,183	—	4,183	57,822	16,255	40,112	—
2007	3,311	—	3,311	53,875	13,397	15,343	—
2008	3,021	—	3,021	47,238	11,767	3,306	—
2009	1,031	—	1,031	40,067	8,706	638	—
Thereafter	4,825	—	4,825	44,848	6,657	122	—

	$21,402	$(303)	$21,099	$266,490	$66,893	$127,219	$11,251

      Rent expense, net, for operating leases was approximately $9.4 million, $8.6 million and $8.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company’s consolidated financial condition or results of operations.
      The Company has guaranteed the payments by its wholly-owned unconsolidated subsidiary trust (the Capital Trust) on the Redeemable Convertible Preferred Securities in the amount of $134.0 million (see Note 7). The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon a dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the Company’s Common Stock. The Company made the guarantee in 2001 to enable the Capital Trust to issue the Redeemable Convertible Preferred Securities in the amount of $200.0 million to the holders, of which $70 million par amount was redeemed in 2004.

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

Pension Plan Assets
      The Pension Plans’ weighted average asset allocations as of the measurement dates September 30, 2004 and 2003, by asset category, are as follows:

	Percentage of
	Plan Assets as of
	September 30,

Asset Category	2004	2003

Equity	69.5%	66.4%
Fixed income	27.4%	30.4%
Real estate	1.8%	1.7%
Other	1.3%	1.5%

Total	100.0%	100.0%

      The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs. Plan assets are invested with a number of investment managers and are diversified

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
among equities, fixed income, real estate and other investments, as shown in the table above. Approximately 80% of the assets of the Pension Plans are invested in master trusts, which has a target allocation of approximately 70% equities and 30% fixed income. When adding the remaining 20% of the assets of the Pension Plans which are outside of the master trusts, the aggregate target allocation is comparable to that of the master trusts, but with a slightly higher target allocation percentage for fixed income investments. Each of the Pension Plans employs active investment management programs, and each has an Investment Committee which reviews the respective plan’s asset allocation on a periodic basis and determines when and how to re-balance the portfolio when appropriate. None of the Pension Plans has any dedicated target allocation to the Company’s Common Stock.

Net Periodic Pension and Post-Retirement Cost
      The following schedule presents net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2004, 2003 and 2002:

	Pension Benefits

	2004	2003	2002

	(In thousands)
Service cost	$7,376	$6,085	$5,206
Interest cost	7,663	6,893	6,194
Expected return on plan assets	(8,940)	(9,346)	(10,579)
Amortization of prior service cost	493	497	492
Amortization of transitional asset	(95)	(113)	(113)
Recognized actuarial (gain) loss	1,435	(40)	(437)

Net periodic pension cost	$7,932	$3,976	$763

      The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the years ended December 31, 2004, 2003 and 2002:

	Post-Retirement Benefits

	2004	2003	2002

	(In thousands)
Service cost	$55	$58	$54
Interest cost	307	315	307
Amortization of prior service cost	17	17	17
Amortization of transitional obligation	18	18	18
Amortization of net loss	15	—	—

Net periodic pension cost	$412	$408	$396

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supersedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,and is effective for interim or annual periods beginning after June 15, 2004. The Company determined that the Act is not a “significant event” as defined by SFAS 106. The effects of this Act will not have a material effect on our consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

Summary Disclosure Schedule
      The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the Consolidated Balance Sheet, and additional year-end information for the Company’s Pension Plans. The measurement dates for the determination of the benefit obligation, plan assets, and assumptions were September 30, 2004 and 2003.

	Pension Benefits

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$124,477	$102,181
Service cost	7,376	6,085
Interest cost	7,663	6,893
Participant contributions	6	8
Benefits and administrative expenses paid	(4,182)	(4,161)
Actuarial loss	11,058	13,471

Benefit obligation at end of year	$146,398	$124,477

Change in plan assets:
Fair value of plan assets at beginning of year	$97,210	$85,674
Actual gain on plan assets, net	10,607	13,515
Employer contributions	13,992	2,174
Participant contributions	6	8
Benefits and administrative expenses paid	(4,182)	(4,161)

Fair value of plan assets at end of year	$117,633	$97,210

Reconciliation of funded status:
Funded status	$(28,765)	$(27,267)
Contributions paid during the fourth quarter	435	6
Unrecognized actuarial loss	55,486	47,530
Unrecognized prior service cost	2,464	2,957
Unrecognized transition asset	6	(89)

Net amount recognized at end of year	$29,626	$23,137

Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$37,071	$28,397
Other liabilities	(17,680)	(13,980)
Accumulated other comprehensive loss	10,235	8,720

Net amount recognized at end of year	$29,626	$23,137

Increase in minimum liability included in other comprehensive income	$1,515	$1,423
Additional year-end information for all defined benefit plans
Accumulated benefit obligation	$127,349	$109,482
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$58,981	$49,955
Accumulated benefit obligation	$49,033	$42,540
Fair value of plan assets	$30,737	$29,097

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
      The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, and amounts recognized in the Consolidated Balance Sheet for the Company’s post-retirement benefit plan. The measurement dates for the determination of the benefit obligation and assumptions were September 30, 2004 and 2003.

	Post-Retirement
	Benefits

	2004	2003

	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,063	$4,446
Service cost	55	58
Interest cost	307	315
Plan Amendments	4	—
Benefits and administrative expenses paid	(493)	(558)
Actuarial loss	201	802

Benefit obligation at end of year	$5,137	$5,063

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	493	558
Benefits and administrative expenses paid	(493)	(558)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Funded status	$(5,137)	$(5,063)
Contributions paid during the fourth quarter	139	106
Unrecognized actuarial loss	915	729
Unrecognized prior service cost	116	130
Unrecognized transition obligation	129	147

Net amount recognized at end of year	$(3,838)	$(3,951)

Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$—	$—
Other liabilities	(3,838)	(3,951)

Net amount recognized at end of year	$(3,838)	$(3,951)

Contributions
      During the year 2005, the Company expects to contribute approximately $3.6 million to the Pension Plans and approximately $0.5 million to the post-retirement benefit plan.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

Expected Benefit Payments
      Benefit payments for the pension plans for the next 10 years are expected to be as follows:

Year Ending
December 31,

(In thousands)
2005	$4,195
2006	4,460
2007	4,932
2008	5,368
2009	6,167
Next 5 years	43,843
      Benefit payments for the post-retirement benefit plan for the next 10 years are expected to be as follows:

Year Ending
December 31,

(In thousands)
2005	$502
2006	517
2007	504
2008	425
2009	376
Next 5 years	1,559

Assumptions
      The weighted-average assumptions used for computing the projected benefit obligation for the Company’s Pension Plans as of the measurement dates of September 30, 2004 and 2003 were as follows:

	Pension
	Benefits

	2004	2003

Discount rate	6.00%	6.25%
Rate of compensation increase	4.00%	4.00%
      The weighted-average assumptions used for computing the net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2004, 2003 and 2002 were as follows:

	Pension Benefits

	2004	2003	2002

Discount rate	6.25%	6.88%	7.50%
Expected long-term rate of return on plan assets	7.75%	8.00%	9.00%
Rate of compensation increase	4.00%	4.00%	5.50%
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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
Since the Company’s investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes were adjusted to reflect the expected additional returns. The Company reviews the expected long-term rate of return on an annual basis and revises it as appropriate.
      The weighted-average assumptions used for computing the projected benefit obligation for the Company’s post-retirement benefit plan as of the measurement dates of September 30, 2004 and 2003 are as follows:

	Post-
	Retirement
	Benefits

	2004	2003

Discount rate	6.00%	6.25%
      The weighted-average assumptions used for computing the net periodic benefit cost for the Company’s post-retirement benefit plan in the years ended December 31, 2004, 2003 and 2002 are as follows:

	Post-Retirement
	Benefits

	2004	2003	2002

Discount rate	6.25%	6.88%	7.50%
      For measurement purposes, in determining the per capita cost of covered health care benefits, the Company assumed an annual rate of increase of 12%. This rate is assumed to decrease gradually to 5% by 2013 and remain at that level thereafter.
      The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-	One-
	Percentage-Point	Percentage-Point
	Increase	Decrease

	(In thousands)
Effect on total of service cost and interest cost components	$33	$(28)
Effect on postretirement benefit obligation	$434	$(366)
Savings Plans
      The Company’s qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain of the Company’s (but not all) 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% (i.e. the Company matches up to 3%) of the employee’s compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2004, 2003 and 2002 were approximately $2.5 million, $2.4 million and $2.4 million, respectively.
Multi-Employer Pension Plan
      The Company participates in a multi-employer pension plan for providing retirement benefits to certain union employees. The Company’s contributions to the multiemployer union pension plan in the year ended December 31, 2004, was $0.8 million and $0.7 million in the years ended December 31, 2003 and 2002. No information is available for each of the other contributing employers for this plan.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)

17.	Fair Value of Financial Instruments
      The carrying amounts and the estimated fair values of the Company’s financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2004		December 31, 2003

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior Notes	$432,110	$479,548	$432,110	$483,722
Private Placement Debt	$450,000	$496,937	$450,000	$511,989
Note Payable to Capital Trust	$134,021	$155,334	$206,186	$239,529
      The fair values of the Senior Notes were determined based on the quoted market prices and the fair values of the Private Placement Debt and the Note Payable to Capital Trust were determined using quoted market prices on comparable debt instruments.
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

18.	Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

	(In thousands, except per share data)
Total revenue	$166,864	$149,276	$197,958	$179,605	$194,011	$167,288	$221,046	$190,606
Operating income	$48,875	$37,517	$77,461	$64,727	$70,736	$51,171	$87,679	$65,407
Net income	$17,894	$10,057	$36,007	$27,278	$30,428	$22,981	$39,613	$33,905
Income applicable to common stockholders(a)	$17,622	$9,739	$35,735	$26,981	$30,156	$22,683	$39,362	$33,607
Income per common share basic:(b)
Net income	$0.19	$0.11	$0.38	$0.29	$0.32	$0.24	$0.42	$0.36
Number of common shares used in the calculation	92,902	92,436	93,087	92,554	92,938	92,615	92,788	92,692
Income per common share diluted:(b)
Net income	$0.19	$0.11	$0.37	$0.29	$0.32	$0.24	$0.41	$0.36
Number of common shares used in the calculation	93,615	92,750	101,601	92,963	101,263	93,046	101,210	101,133
Dividends declared per share	$0.06	$—	$0.06	$—	$0.06	$—	$0.07	$0.06

(a)	Net income applicable to common stockholders gives effect to dividends on the Preferred Stock issued in connection with the acquisition of KHBS-TV/ KHOG-TV.

(b)	Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of Disclosure Controls and Procedures. Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004.
      (b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, the Company uses the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework our management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2004. Deloitte & Touche LLP, the independent registered public accounting firm that audits our consolidated financial statements included in this annual report, has issued an attestation report on our management’s assessment of internal control over financial reporting, which is included herein.
      (c) Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated February 25, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
New York, New York
February 25, 2005

      (d) Changes in Internal Control Over Financial Reporting. Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended December 31, 2004. That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information called for by Item 10 is set forth under the headings “Executive Officers of the Company,” “Election of Directors Proposal” and “Board of Directors — General Information” in our Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”), which information we incorporate by reference into this report.

ITEM 11.	EXECUTIVE COMPENSATION
      Information called for by Item 11 is set forth under the heading “Executive Compensation and Other Matters” in the 2005 Proxy Statement, which information we incorporate by reference into this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      Information called for by Item 12 is set forth under the headings “Equity Compensation Plans” and “Principal Stockholders” in our 2005 Proxy Statement, which information we incorporate by reference into this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, which information we incorporate by reference into this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information called for by Item 14 is set forth under the heading “Independent Auditors Fees” in the 2005 Proxy Statement, which information we incorporate by reference into this report.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
HEARST-ARGYLE TELEVISION, INC.

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions (1)	End of Year

Year Ended December 31, 2002:
Allowance for uncollectible accounts	$7,355,000	$3,864,000	$(6,517,000)	$4,702,000
Year Ended December 31, 2003:
Allowance for uncollectible accounts	$4,702,000	$298,000	$(891,000)	$4,109,000
Year Ended December 31, 2004:
Allowance for uncollectible accounts	$4,109,000	$125,000	$(950,000)	$3,284,000

(1)	Net write-off of accounts receivable.
      (3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

10.9	Employment Agreement, dated as of January 21, 2004, between the Company and Steven A. Hobbs.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
      (b) Exhibits
      The following documents are filed or incorporated by reference as exhibits to this report.

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the proxy statement/ prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to our Registration Statement on Form S-4 (File No. 333-72207)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C the proxy statement/ prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 (File No. 333-72207)).

4.1	Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

Exhibit No.	Description

4.2	First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.3	Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.4	Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.5	Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).

4.6	Specimen of the stock certificate for the Company’s Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.7	Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of our Schedule 13D/ A, filed on September 5, 1997 (File No. 005-45627)).

4.8	Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes, and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of our Registration Statement on Form S-4 (File No. 333-72207)).

4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated December 20, 2001).

4.10	Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated December 20, 2001).

4.11	Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K dated December 20, 2001).

4.12	Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K dated December 20, 2001).

10.1	Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the fiscal quarter ended September 30, 2000).

10.2	Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K dated August 29, 1997 (File No. 000-27000)).

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.4	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.5	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 28, 2004).

10.6	Employment Agreement, dated as of June 1, 2003, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003) as amended by the Amendment to Employment Agreement dated as of June 1, 2003, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

Exhibit No.	Description

10.7	Employment Agreement, dated as of January 1, 2003, between the Company and Philip M. Stolz (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8	Employment Agreement, dated as of December 23, 2003, between the Company and Terry Mackin (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).

10.9	Employment Agreement, dated as of January 21, 2004, between the Company and Steven A. Hobbs.

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer

Title:	Vice President, Secretary and General Counsel
Dated: February 28, 2005
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

Signatures	Title	Date

/s/ DAVID J. BARRETT David J. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2005

/s/ BRIAN G. HARRIS Brian G. Harris	Corporate Controller (Principal Accounting Officer)	February 28, 2005

/s/ VICTOR F. GANZI Victor F. Ganzi	Chairman of the Board	February 28, 2005

/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	February 28, 2005

Signatures	Title	Date

/s/ JOHN G. CONOMIKES John G. Conomikes	Director	February 28, 2005

/s/ KEN J. ELKINS Ken J. Elkins	Director	February 28, 2005

/s/ GEORGE R. HEARST, JR. George R. Hearst, Jr.	Director	February 28, 2005

/s/ WILLIAM R. HEARST III William R. Hearst III	Director	February 28, 2005

/s/ BOB MARBUT Bob Marbut	Director	February 28, 2005

/s/ GILBERT C. MAURER Gilbert C. Maurer	Director	February 28, 2005

/s/ MICHAEL E. PULITZER Michael E. Pulitzer	Director	February 28, 2005

/s/ DAVID PULVER David Pulver	Director	February 28, 2005

/s/ VIRGINIA H. RANDT Virginia H. Randt	Director	February 28, 2005

/s/ CAROLINE L. WILLIAMS Caroline L. Williams	Director	February 28, 2005