Form 10-K/A
period 2004-12-31
HEARST ARGYLE TELEVISION INC
filed 2005-03-23
CIK 949536

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
      On March 1, 2005, Hearst-Argyle Television, Inc. (the “Company” or “we”) filed its annual report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 Form 10-K”). We are filing this Amendment No. 1 on Form 10-K/A to amend Items 7 and 8 of the 2004 Form 10-K for the following reasons:

(i) To conform the discussion of Income Taxes in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — for the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002 and the Deferred income taxes line item in the Consolidated Statements of Cash Flows in Item 8 to our Income Taxes footnote, No. 9, which appears in Item 8; and

(ii) To reflect the proper number of shares of our Series A Common Stock that The Hearst Corporation purchased pursuant to its purchase plan under “Common Stock Repurchase” in the Common Stock footnote, No. 10, which appears in Item 8.
      This amendment does not reflect events occurring after the filing of the 2004 Form 10-K.
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
      The current and deferred portions of our income tax (benefit) provision were ($0.9) million and $43.2 million, respectively, in the year ended December 31, 2003, compared to $17.5 million and $48.7 million, respectively, in the year ended December 31, 2002. The current and deferred portions of our income tax expense decreased by $18.4 million and $5.5 million, respectively, primarily due to

(i) a decrease in income before income taxes from $174.2 million in the year ended December 31, 2002 to $136.5 million in the year ended December 31, 2003; and

(ii) a reduction in current tax expense and corresponding increase in deferred tax expense, resulting from a deduction of income tax basis associated with certain of our prior acquisitions, for which we received approval from the Internal Revenue Service regarding the methodology for determining these deductions; and

(iii) tax benefits relating to the 2003 conclusion and closure of certain federal and state tax matters.

      Our noncurrent deferred tax liability was $820.4 million and $775.5 million as of December 31, 2003 and 2002, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, we no longer amortize our FCC licenses, but instead test them for impairment annually. As the tax basis in our FCC licenses continues to amortize, our deferred tax liability will increase over time. We do not expect the significant portion of our deferred tax liability to reverse over time unless

(i) our FCC licenses become impaired; or

(ii) our FCC licenses are sold for cash, which would typically only occur in connection with the sale of net assets of a station or groups of stations or the entire Company.

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

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net income	$123,942	$94,221	$108,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,376	45,937	41,107
Amortization of intangible assets	6,000	9,530	2,459
Amortization of deferred financing costs	1,943	2,910	2,953
Amortization of program rights	63,843	62,845	60,821
Program payments	(62,247)	(62,039)	(59,870)
Deferred income taxes	20,116	43,172	48,700
Equity in (income) loss of affiliates, net	(1,648)	(923)	3,269
Provision for doubtful accounts	125	298	3,864
Loss on disposal of fixed assets	977	86	2,318
Distributions from affiliates	3,376	—	—
Other expense, net	3,700	—	—
Changes in operating assets and liabilities:
Accounts receivable	(146)	(2,074)	(5,065)
Other assets	(9,179)	3,044	(1,851)
Accounts payable and accrued liabilities	13,853	(7,873)	(12)
Other liabilities	(13,364)	(10,059)	(1,258)

Net cash provided by operating activities	195,667	179,075	205,452

Investing Activities
Purchases of property, plant and equipment:
Digital	(1,860)	(3,776)	(15,410)
Maintenance	(20,777)	(14,490)	(5,371)
Special projects/towers	(13,743)	(7,126)	(5,139)
Acquisition of WMTW-TV	(38,074)	—	—
Other, net	350	(149)	102

Net cash used in investing activities	(74,104)	(25,541)	(25,818)

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
      Investment in Capital Trust. On December 20, 2001, the Company purchased all of the Capital Trust’s common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. On December 31, 2004, the Company redeemed the Series A note (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock. The Subordinated Debentures are presented as Note payable to Capital Trust in the Company’s Consolidated Balance Sheets. The Capital Trust does not hold any other significant assets other than note receivable from the Company for the Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, this investment is accounted for using the equity method. The only earnings

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
attributable to this investment are the Company’s interest payments made on the $6.2 million portion of the Subordinated Debentures, the Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures (see Note 7).
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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements — (Continued)
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

      As of December 31, 2003, the Company reclassified certain income tax liabilities, totaling $61.7 million, from Deferred income tax liabilities to Other Liabilities (included in noncurrent liabilities), to conform to the classification of $54.8 million as Other Liabilities (noncurrent) as of December 31, 2004. For the years ended December 31, 2003 and 2002, the Company reclassified $7.6 million from Current tax provision to Deferred tax provision and $3.0 million from Deferred tax provision to Current tax provision, respectively, to conform with the current year’s presentation.
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
      Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2004, under this plan Hearst had purchased approximately 17.8 million shares of the Company’s outstanding Series A Common Stock. In addition, in 1999 Hearst purchased 3.7 million shares of the Company’s outstanding Series A Common Stock in a direct transaction with the Company for a total of 21.5 million shares of the Company’s Series A Common Stock. Hearst’s ownership in the Company was 67.6% and 65.4% as of December 31, 2004 and 2003, respectively.
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
      (3) The following exhibits are filed as a part of this report:

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
      (b) Exhibits
      The following documents are filed or incorporated by reference as exhibits to this report.

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A of the proxy statement/ prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

2.2	Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to our Registration Statement on Form S-4 (File No. 333-72207)).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C the proxy statement/ prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

3.2	Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Registration Statement on Form S-4 (File No. 333-72207)).

4.1	Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.2	First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.3	Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

4.4	Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

Exhibit No.	Description

4.5	Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 of our Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).

4.6	Specimen of the stock certificate for the Company’s Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.7	Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 of our Schedule 13D/ A, filed on September 5, 1997 (File No. 005-45627)).

4.8	Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes, and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 of our Registration Statement on Form S-4 (File No. 333-72207)).

4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K dated December 20, 2001).

4.10	Terms of 7.5% Series A and Series B Convertible Preferred Securities and 7.5% Series A and Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated December 20, 2001).

4.11	Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 of our Current Report on Form 8-K dated December 20, 2001).

4.12	Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 of our Current Report on Form 8-K dated December 20, 2001).

10.1	Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the fiscal quarter ended September 30, 2000).

10.2	Form of Services Agreement between The Hearst Corporation and the Company (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K dated August 29, 1997 (File No. 000-27000)).

10.3	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.4	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.5	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 28, 2004).

10.6	Employment Agreement, dated as of June 1, 2003, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003) as amended by the Amendment to Employment Agreement dated as of June 1, 2003, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.7	Employment Agreement, dated as of January 1, 2003, between the Company and Philip M. Stolz (incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.8	Employment Agreement, dated as of December 23, 2003, between the Company and Terry Mackin (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004).

10.9	Employment Agreement, dated as of January 21, 2004, between the Company and Steven A. Hobbs.

21.1	List of Subsidiaries of the Company.

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

Name: Jonathan C. Mintzer

Title:	Vice President, Secretary and General Counsel
Dated: March 22, 2005
POWER OF ATTORNEY
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

* David J. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2005

* Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 22, 2005

* Brian G. Harris	Corporate Controller (Principal Accounting Officer)	March 22, 2005

* Victor F. Ganzi	Chairman of the Board	March 22, 2005

* Frank A. Bennack, Jr.	Director	March 22, 2005

* John G. Conomikes	Director	March 22, 2005

* Ken J. Elkins	Director	March 22, 2005

* George R. Hearst, Jr.	Director	March 22, 2005

* William R. Hearst III	Director	March 22, 2005

Signatures	Title	Date

* Bob Marbut	Director	March 22, 2005

* Gilbert C. Maurer	Director	March 22, 2005

* Michael E. Pulitzer	Director	March 22, 2005

* David Pulver	Director	March 22, 2005

* Virginia H. Randt	Director	March 22, 2005

* Caroline L. Williams	Director	March 22, 2005

*By: /s/ JONATHAN C. MINTZER Jonathan C. Mintzer, Attorney-in- Fact