Form 10-Q
period 2005-03-31
HEARST ARGYLE TELEVISION INC
filed 2005-05-02
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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

          Shares of the registrant’s Common Stock outstanding as of April 22, 2005: 92,809,950 shares (consisting of 51,511,302 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

Hearst-Argyle Television, Inc.

Part I

Financial Information

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	March 31,
	2005	December 31,
	(unaudited)	2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$99,044	$92,208
Accounts receivable, net	139,764	147,536
Program and barter rights	35,529	55,242
Deferred income taxes	4,979	4,979
Other	6,696	6,541

Total current assets	286,012	306,506

Property, plant and equipment, net	288,279	291,840

Intangible assets, net	2,426,761	2,428,265

Goodwill	734,746	734,746

Other assets:
Deferred financing costs, net	12,062	12,452
Investments	26,659	26,362
Program and barter rights, noncurrent	1,266	1,884
Other	38,373	40,085

Total other assets	78,360	80,783

Total assets	$3,814,158	$3,842,140

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,275	$8,901
Accrued liabilities	57,196	63,640
Program and barter rights payable	37,068	57,056
Payable to The Hearst Corporation, net	4,297	4,846
Other	5,981	3,465

Total current liabilities	113,817	137,908

Program and barter rights payable, noncurrent	2,042	3,107
Long-term debt	882,205	882,221
Note payable to Capital Trust	134,021	134,021
Deferred income taxes	842,477	839,746
Other liabilities	81,269	80,049

Total noncurrent liabilities	1,942,014	1,939,144

Series A and B preferred stock to be redeemed	—	11,251

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock	553	552
Series B common stock	413	413
Additional paid-in capital	1,283,359	1,281,474
Retained earnings	575,755	569,178
Accumulated other comprehensive loss, net	(6,161)	(6,161)
Treasury stock, at cost	(95,592)	(91,619)

Total stockholders’ equity	1,758,327	1,753,837

Total liabilities and stockholders’ equity	$3,814,158	$3,842,140

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$162,279	$166,864

Station operating expenses:
Salaries, benefits and other operating costs	88,624	84,594
Amortization of program rights	15,333	15,311
Depreciation and amortization	13,138	12,495
Corporate, general and administrative expenses	5,916	5,589

Operating income	39,268	48,875

Interest expense, net	15,701	16,416
Interest expense, net — Capital Trust	2,438	3,750
Equity in income of affiliates, net	(307)	(199)

Income before income taxes	21,436	28,908

Income taxes	8,361	11,014

Net income	13,075	17,894

Less preferred stock dividends	2	272

Income applicable to common stockholders	$13,073	$17,622

Income per common share — basic	$0.14	$0.19

Number of common shares used in the calculation.	92,849	92,902

Income per common share — diluted	$0.14	$0.19

Number of common shares used in the calculation.	93,319	93,615

Dividends per common share declared	$0.07	$0.06

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$13,075	$17,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,634	10,996
Amortization of intangible assets	1,504	1,499
Amortization of deferred financing costs	390	728
Amortization of program rights	15,333	15,311
Program payments	(16,053)	(15,320)
Deferred income taxes	2,731	2,616
Equity in income of affiliates, net	(307)	(199)
Provision for doubtful accounts	131	(467)
Dividends received from affiliates	—	1,330
Changes in operating assets and liabilities:
Decrease in Accounts receivable	7,641	18,294
Decrease in Other assets	1,557	611
(Decrease) increase in Accounts payable and accrued liabilities.	(7,570)	3,475
Increase (decrease) in Other liabilities	4,687	(2,515)

Net cash provided by operating activities	34,753	54,253

Investing Activities
Purchases of property, plant and equipment:
Digital projects	(2,654)	(209)
Maintenance projects	(4,058)	(3,204)
Special projects	(1,361)	(3,117)
Other, net	12	4

Net cash used in investing activities	(8,061)	(6,526)

Financing Activities
Dividends paid on preferred stock	(2)	(272)
Dividends paid on common stock	(6,500)	(5,566)
Series A Common Stock repurchases	(3,973)	—
Redemption of preferred stock	(11,251)	(1,600)
Principal payments on capital lease obligations	(16)	(40)
Proceeds from employee stock purchase plan	619	481
Proceeds from stock option exercises	1,267	4,446

Net cash used in financing activities	(19,856)	(2,551)

Increase in cash and cash equivalents	6,836	45,176
Cash and cash equivalents at beginning of period	92,208	71,528

Cash and cash equivalents at end of period	$99,044	$116,704

Supplemental Cash Flow Information:

Cash paid during the period for:
Interest	$6,160	$6,413

Interest on Note payable to Capital Trust	$2,438	$3,750

Taxes, net of refunds	$16,662	$14,964

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

          The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”) which can not be consolidated under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation.

          The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K/A for the year ended December 31, 2004, filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year.

2.	Recent Accounting Pronouncements

          In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123(R) was to be effective for all interim periods beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission changed the effective date to fiscal years that begin after June 15, 2005. Therefore, SFAS 123(R) will be effective for us on January 1, 2006. The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations.

          In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Therefore, SFAS 153 will be effective for us on July 1, 2005. We do not anticipate that the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

          In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Therefore, FIN 47 will be effective for our year ending December 31, 2005. We do not believe the adoption of FIN 47 will have a material impact on our financial position or results of operations.

3.	Stock-Based Compensation

          The Company accounts for employee stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). Under SFAS 123, options are valued at their date of grant and expensed over their vesting period.

          The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands,
	except per share data)
	2005	2004
Reported net income	$13,075	$17,894
Deduct-
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,214)	(1,203)

Pro forma net income	$11,861	$16,691

Pro forma net income applicable to common stockholders	$11,859	$16,419

Earnings per share:
Basic — as reported	$0.14	$0.19

Basic — pro forma	$0.13	$0.18

Diluted — as reported	$0.14	$0.19

Diluted — pro forma	$0.13	$0.18

4.	Long-Term Debt

Long-term debt as of March 31, 2005 and December 31, 2004 consisted of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(In thousands)
Senior notes	$432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	141	291

	882,251	882,401
Less current portion	(46)	(180)

Total long-term debt	$882,205	$882,221

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

5.	Earnings Per Share

          The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended
	March 31,
	(Unaudited)
	(In thousands,
	except per share data)
	2005	2004
Reported net income	$13,075	$17,894
Less: Preferred stock dividends	(2)	(272)

Income applicable to common stockholders	$13,073	$17,622

Basic shares	92,849	92,902
Basic EPS	$0.14	$0.19

Diluted shares	93,319	93,615
Diluted EPS	$0.14	$0.19

Basic shares	92,849	92,902
Assumed exercised of stock options	470	713

Diluted shares	93,319	93,615

          The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of March 31, 2004, which were convertible into Series A Common Stock; and (ii) 10,938 shares of Series B Preferred Stock outstanding as of March 31, 2004, which were convertible into Series A Common Stock. The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS. There were no shares of Series A or B Preferred Stock outstanding as of March 31, 2005 and therefore no shares were included in the computation of diluted EPS.

          Additionally, the dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued upon conversion and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended March 31, 2005, 5,127,882 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities related to our Capital Trust are excluded from the number of common shares used in the calculation of diluted EPS as they would be antidilutive. For the three months ended March 31, 2004, 7,935,068 shares of Series A Common Stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are excluded in the number of common shares used in the calculation of diluted EPS as they would be antidilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. On December 31, 2004, we redeemed all of our outstanding Series A Debentures and the Capital Trust concurrently redeemed all outstanding Series A Redeemable Convertible Preferred Securities.

          Common stock options to purchase 2,911,712, and 174,905 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of March 31, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

6.	Goodwill and Intangible Assets

          Summarized below are the carrying value and accumulated amortization of intangible assets that are amortizable, as well as the carrying value of those intangible assets with indefinite lives, and as such are not subject to amortization, and goodwill as of March 31, 2005 and December 31, 2004:

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

	March 31, 2005 (unaudited)			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,891	$67,385	$55,506	$122,891	$66,493	$56,398
Network affiliations	95,493	34,695	60,798	95,493	34,098	61,395
Other	743	565	178	743	550	193

Total intangible assets subject to amortization.	$219,127	$102,645	116,482	$219,127	$101,141	117,986

Intangible assets not subject to amortization — FCC licenses			2,310,279			2,310,279

Total intangible assets, net			$2,426,761			$2,428,265

Goodwill			$734,746			$734,746

          The Company’s amortization expense for definite-lived intangible assets was approximately $1.5 million for the three months ended March 31, 2005. Estimated annual amortization expense for each of the next five years related to these intangible assets is approximately $6.0 million.

7.	Income Taxes

          The provision for income taxes relating to income for the three months ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands)
Current	$5,630	$8,398
Deferred	2,731	2,616

Provision for income taxes	$8,361	$11,014

          During the fourth quarter of 2004, we reclassified certain income tax liabilities from Deferred tax liabilities to Other liabilities. For the three months ended March 31, 2004, we reclassified $0.5 million from Deferred tax provision to Current tax provision to conform with the current year’s presentation.

          The effective tax rate for the three months ended March 31, 2005 and 2004 was 39.0% and 38.1%, respectively. The Company expects its effective tax rate for the year ending December 31, 2005 to be approximately 39.0%. The Company records reserves for estimates of probable settlements of federal and state audits. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating losses when it is more likely than not that some portion or all of such net operating losses will not be realized. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

          The net deferred income tax liabilities are presented under the following captions on the Company’s condensed consolidated balance sheets:

	March 31, 2005	December 31,
	(Unaudited)	2004
	(In thousands)
Current assets — Deferred income taxes	$4,979	$4,979
Noncurrent liabilities — Deferred income taxes	842,477	839,746

Net deferred income tax liabilities	$837,498	$834,767

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

          The deferred tax liabilities primarily relate to differences between book and tax basis of FCC licenses created from the Company’s stock acquisition of Pulitzer Broadcasting on March 18, 1999. The Deferred tax liabilities will increase over time as the tax basis in the Company’s FCC licenses continues to amortize, but does not amortize for book purposes.

8.	Common Stock

Common Stock Repurchase

          In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended March 31, 2005, we repurchased 157,659 shares of Series A Common Stock at a cost of $4.0 million and an average per share price of $25.07. Between May 1998 and March 31, 2005, the Company has spent approximately $95.6 million to repurchase approximately 3.8 million shares of Series A Common Stock at an average price of $25.06. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

          Hearst has also notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of March 31, 2005, under this plan Hearst had purchased approximately 18.3 million shares of the Company’s outstanding Series A Common Stock. Hearst’s ownership in the Company was 68.2% and 67.6% as of March 31, 2005 and December 31, 2004, respectively.

Common Stock Dividends

          During the three months ended March 31, 2005, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Per Share
Dividend				Total	Hearst
Amount	Declaration Date	Record Date	Payment Date	Dividend	Portion

				(In thousands)

$0.07	March 31, 2005	April 5, 2005	April 15, 2005	$6,496	$4,432

9.	Preferred Stock

          The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company had two issued and outstanding series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). As of March 31, 2005, there were no shares of Preferred Stock outstanding. As of December 31, 2004, there were 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock outstanding. On January 1, 2005, all outstanding shares of Preferred Stock were redeemed and cancelled.

10.	Related Party Transactions

          The Hearst Corporation. As of March 31, 2005, Hearst owned approximately 42.7% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 68.2% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 directors of our Board of Directors. During the three months ended March 31, 2005 and 2004, we were engaged in the following material transactions with Hearst or parties related to Hearst:

•
Management Agreement. We recorded revenue of approximately $1.1 million and $1.0 million, in the three months ended March 31, 2005 and 2004, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Services Agreement. We incurred expenses of approximately $1.3 million and $1.1 million in the three months ended March 31, 2005 and 2004, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. We believe that the terms of the

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•
Interest Expense, Net — Capital Trust. We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $3.8 million in the three months March 31, 2005 and 2004, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $0.8 million in the three months ended March 31, 2005 and 2004, respectively. Hearst holds $25 million of the total $130 million outstanding Redeemable Convertible Preferred Securities.

•
Dividends on Common Stock. On March 31, 2005 and March 24, 2004, our Board of Directors declared a cash dividend of $0.07 and $0.06 per share, respectively, on our Series A and Series B Common stock for a total amount of $6.5 million and $5.6 million, respectively. Included in these amounts were $4.4 million and $3.6 million payable to Hearst.

•
Radio Facilities Lease. Pursuant to a lease agreement, Hearst paid us approximately $0.2 million for the three months ended March 31, 2005 and 2004. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•
Lifetime Entertainment Services. We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by ABC Television Network, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable. Based on the terms of completed agreements, we are entitled to receive a minimum aggregate amount of $3.2 million during the period from January 1, 2005 to June 30, 2009. We have recorded revenue from the agreements of $1.0 million and $0.5 million in the three months ended March 31, 2005 and 2004, respectively.

•
Wide Orbit, Inc. In November 2004, we entered into an agreement with Wide Orbit, Inc. for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit, Inc. For the three months ended March 31, 2005, we paid Wide Orbit, Inc. approximately $0.3 million under the agreement.

•
Other Transactions with Hearst. From time to time, entities related to or owned by The Hearst Corporation may purchase advertising on our stations. We believe that the terms of the sale of the advertising time are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties. Advertising revenue from The Hearst Corporation, if any, is included in our Revenue and is immaterial to the financial statements.

          NBC. In August 2001, we contributed our production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity. NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises (now NBC Universal) and us to produce and syndicate first-run broadcast and original-for-cable programming. This investment is accounted for under the equity method. Our share of the income or loss in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income of affiliates, net in the accompanying Condensed Consolidated Statements of Income. Emerson Coleman, our Vice President, Programming, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

          IBS. In December 1999, we invested $20 million of cash in Internet Broadcasting Systems, Inc. (“IBS”) in exchange for an equity interest in IBS. In May 2001, we invested an additional $6 million of cash for a total investment of $26 million in IBS, and contributed our Web sites to a subsidiary of IBS, IBS/HATV, LLC, which operates our station Web sites. Our investment is accounted for under the equity method. Our share of the income or loss of IBS is included in Equity in income of affiliates, net in the accompanying Condensed Consolidated Statements of Income. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, and since October 2002, Terry Mackin, our Executive Vice President, have both served on the Board of Directors of IBS, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of IBS, from which he did not receive compensation for his services. In addition, IBS also provides hosting services for our corporate Web site for a nominal amount.

          ProAct Technologies Corporation. Since February 2003, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, has served on the Board of Directors of ProAct, from which he does not receive compensation for his services. From March 2000 through December 2002, Bob Marbut, former Chairman of the Board of Directors and Co-Chief Executive Officer and a current Director of the Company, served on the Board of Directors of ProAct, from which he did not

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

receive compensation for his services. In 2004, ProAct sold its operating assets to a third party as part of an overall plan of liquidation.

          Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three month period ended March 31, 2005 these sales generated revenue of approximately $0.3 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.2 million was distributed to the Company. In the three month period ended March 31, 2004 these sales generated revenue of approximately $0.2 million, of which approximately $0.1 million was distributed to SBTV and approximately $0.1 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

          NBC Weather Plus. In November 2004, NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital national-local broadcast network. NBC-affiliated stations may participate in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their excess digital spectrum (as a multi-cast stream together with their main digital channel). We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in three of our markets — Sacramento, Orlando and Winston-Salem and signed agreements in two more markets, Baltimore and Greenville. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC. We account for this investment using the cost method.

          Other Related Parties. In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the three months ended March 31, 2005 and 2004.

11.	Retirement Plans and Other Post-Retirement Benefits

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

          Net Periodic Pension and Post-Retirement Cost

          The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three months ended March 31, 2005 and 2004:

	Pension Benefits
	2005	2004
	(Unaudited)
	(In thousands)
Service cost	$2,258	$1,837
Interest cost	2,165	1,908
Expected return on plan assets	(2,447)	(2,226)
Amortization of prior service cost	108	123
Amortization of transitional (asset) obligation	1	(24)
Recognized actuarial loss	739	357

Net periodic pension cost	$2,824	$1,975

Hearst-Argyle Television, Inc.
Notes to Condensed Consolidated Financial Statements

          The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three months ended March 31, 2005 and 2004:

	Post-Retirement Benefits
	2005	2004
	(Unaudited)
	(In thousands)
Service cost	$20	$21
Interest cost	84	85
Amortization of prior service cost	5	5
Amortization of transitional obligation	5	5
Amortization of net loss	4	6

Net periodic pension cost	$118	$122

          Contributions

          During the three months ended March 31, 2005, we made contributions of $0.4 million to our defined benefit plans and $0.1 million to our post-retirement benefit plans. During the year 2005, the Company expects to contribute approximately $3.6 million to the Pension Plans and approximately $0.5 million to the post-retirement benefit plan.

12.	Other Commitments and Contingencies

          The Company has guaranteed the payments by its Capital Trust on the Redeemable Convertible Preferred Securities. As of March 31, 2005, $130.0 million of Series B Redeemable Convertible Preferred Securities remained outstanding. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the Company’s Common Stock.

13.	Subsequent Event

          On April 15, 2005, we entered into a five year $250 million credit facility agreement with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt. On the same day, we capitalized $1.3 million of costs related to the credit facility. Outstanding principal balances under the credit facility will bear interest at either, at our option, LIBOR or the alternate base rate (“ABR”), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the Credit Facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have not borrowed under this credit facility at this time.

ITEM 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Organization of Information

          Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements. It includes the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Impact of Inflation

•	Forward-Looking Statements

Executive Summary

          Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or “our” or the “Company”) owns and operates 25 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station, and two radio stations (the “Managed Stations”) in exchange for a management fee. Results of operations for the three months ended March 31, 2005 and 2004 include (i) the results of our 24 television stations, which were owned for all periods presented, and the management fees derived by the three television and two radio stations managed by us for all periods presented; and (ii) the results of operations of WMTW-TV, which was acquired on July 1, 2004, for all periods presented that ended after the acquisition date, mainly the three months ended March 31, 2005.

Quarter Highlights

•
Revenue decreased 3% primarily from the decrease in political revenue as a result of the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004).

•	Excluding political advertising, revenue increased 3% over the three months ended March 31, 2004.

•	Our core advertising business was strong due to increases in our retail, automotive, packaged goods, pharmaceutical, and furniture and housewares categories.

•
In the first quarter of 2005 cash increased $6.8 million over prior year end, after capital expenditures, interest and taxes, and the funding (with cash on-hand) of (i) the redemption of $11.3 million of preferred stock; (ii) the dividend on our common stock totaling $6.5 million; and (iii) the repurchase of $4.0 million of Series A Common Stock.

•
During the quarter two more of our markets, Baltimore and Greenville, for a total of five markets, signed affiliation agreements with Weather Plus, a 24 hour streaming data digital Weather Network which utilizes a portion of our digital spectrum in partnership with NBC Universal.

•	Results for the three months ended March 31, 2005, were impacted by the acquisition of WMTW-TV on July 1, 2004.

Results of Operations

Three Months Ended March 31, 2005
Compared to Three Months Ended March 31, 2004

Total revenue.      Total revenue includes primarily:

(i)	cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)	network compensation; and

(iii)	other revenue (less than 3% of total revenue).

          Total revenue in the three months ended March 31, 2005 was $162.3 million as compared to $166.9 million in the three months ended March 31, 2004, a decrease of $4.6 million or 3%. This decrease was primarily attributable to the following factors:

(i)
a $9.4 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004);

(ii)	a $2.1 million decrease in network compensation; partially offset by

(iii)	an increase in demand by national and local advertisers, particularly in the categories of retail, automotive, packaged goods, pharmaceutical and furniture and housewares.

          Salaries, benefits and other operating costs. Salaries, benefits and other operating costs were $88.6 million in the three months ended March 31, 2005, as compared to $84.6 million in the three months ended March 31, 2004, an increase of $4.0 million or 5%. This increase was primarily due to:

(i)	a $2.0 million increase in Salaries, benefits and other operating costs resulting from the acquisition of WMTW-TV on July 1, 2004;

(ii)	a $0.3 million increase in payroll expense due to salary increases; and

(iii)	a $0.8 million increase in pension and benefit expenses.

          Amortization of program rights. Amortization of program rights was $15.3 million in the three months ended March 31, 2005 and 2004.

          Depreciation and amortization. Depreciation and amortization was $13.1 million in the three months ended March 31, 2005, as compared to $12.5 million in the three months ended March 31, 2004, an increase of $0.6 million or 5%. Depreciation expense was $11.6 million in the three months ended March 31, 2005, as compared to $11.0 million in the three months ended March 31, 2004, an increase of $0.6 million or 6%. This increase was primarily due to increased depreciation expense from recent investments and the additional depreciation from WMTW-TV. Amortization was $1.5 million in the three months ended March 31, 2005 and 2004, and principally results from amortization related to separately identified intangible assets, advertiser client base and network affiliations.

          Corporate, general and administrative expenses. Corporate, general and administrative expenses were $5.9 million in the three months ended March 31, 2005, as compared to $5.6 million in the three months ended March 31, 2004, an increase of $0.3 million or approximately 6%. This increase was primarily due to increases in employee benefits and pension expense.

          Operating income. Operating income was $39.3 million in the three months ended March 31, 2005, as compared to $48.9 million in the three months ended March 31, 2004, a decrease of $9.6 million or 20%. This net decrease in operating income was due to the items discussed above.

          Interest expense, net. Interest expense, net of interest income, was $15.7 million in the three months ended March 31, 2005, as compared to $16.4 million in the three months ended March 31, 2004, a decrease of $0.7 million or 4%. This decrease in interest expense, net, was primarily due to:

(i)
zero commitment fees during the three months ended March 31, 2005, compared to $0.3 million during the three months ended March 31, 2004 as a result of the expiration of our 1999 credit facility in the second quarter of 2004; and

(ii)	interest income of $0.5 million in the three months ended March 31, 2005 as compared to $0.4 million in the three months ended March 31, 2004.

          Interest expense, net — Capital Trust. Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $2.4 million for the three months ended March 31, 2005 compared to $3.8 million for the three months ended March 31, 2004. The decrease of $1.3 million results from the redemption of the $72.2 million Series A Debentures on December 31, 2004.

          Equity in income of affiliates, net. Equity in income of affiliates, net was $0.3 million in the three months ended March 31, 2005, as compared to $0.2 million in the three months ended March 31, 2004, an increase of $0.1 million. This increase was primarily due to the improved operating results of the operating entities related to Internet

Broadcasting Systems, Inc. (“IBS”). Equity in income of affiliates, net represents our equity interests in the financial results of unconsolidated affiliates.

          Income taxes. Income tax expense was $8.4 million in the three months ended March 31, 2005, as compared to $11.0 million in the three months ended March 31, 2004, a decrease of $2.7 million or 24%. This decrease in income tax expense was due to a decrease in income before income taxes from $28.9 million in the three months ended March 31, 2004 to $21.4 million in the three months ended March 31, 2005. We expect our effective tax rate for the year ending December 31, 2005 to be approximately 39.0%. The current and deferred portions of our income tax expense were $5.6 million and $2.7 million, respectively, in the three months ended March 31, 2005, compared to $8.4 million and $2.6 million, respectively, in the three months ended March 31, 2004. Our noncurrent deferred tax liability was $842.5 million and $839.7 million as of March 31, 2005 and December 31, 2004, respectively. The deferred tax liability primarily relates to differences between book and tax basis of our FCC licenses. We do not expect the significant portion of our deferred tax liability to reverse over time unless:

(i)	our FCC licenses become impaired; or

(ii)	our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

          Net income. Net income was $13.1 million in the three months ended March 31, 2005, as compared to $17.9 million in the three months ended March 31, 2004, a decrease of $4.8 million or 27%. This decrease was due to the items discussed above, primarily a decrease of $9.6 million in Operating income; partially offset by a decrease of $0.7 million in Interest expense, net; a decrease of $1.3 million in Interest expense, net — Capital Trust; an increase of $0.1 million in Equity in income in affiliates, net; and a decrease of $2.7 million in income tax expense, in the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

Liquidity and Capital Resources

          As of March 31, 2005, our cash and cash equivalents balance was $99.0 million, as compared to $92.2 million as of December 31, 2004, an increase of $6.8 million. The net increase in cash and cash equivalents was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

          Operating Activities

          Net cash provided by operating activities was $34.8 million in the three months ended March 31, 2005, as compared to $54.3 million in the three months ended March 31, 2004, a decrease of $19.5 million or 36%. This decrease was primarily due to:

(i)	the decrease in our net revenue and net income compared to the same period in 2004, as discussed above under “Total revenue” and “Net income”;

(ii)	a dividend payment of $1.3 million we received from the IBS/HATV LLC in the first quarter of 2004 as compared to the $2.0 million dividend received in the second quarter of 2005;

(iii)	changes in working capital, primarily changes in accounts receivable, accounts payable and accrued liabilities, and other liabilities resulting from:

a.	higher bonuses paid in during the three months ended March 31, 2005 compared to the prior year period

b.	and an increase in receivables over the prior year resulting from lower prepaid political spots in the current period.

          Investing Activities

          Net cash used in investing activities was $8.1 million in the three months ended March 31, 2005, as compared to $6.5 million in the three months ended March 31, 2004, an increase of $1.5 million or approximately 24%. During both periods, our primary investing activities were equipment purchases related to:

(i)	digital projects;

(ii)	maintenance projects; and

(iii)	special projects.

          Investments in property, plant and equipment were $8.1 million and $6.5 million in the three months ended March 31, 2005 and 2004, respectively, and were funded using our net cash provided by operating activities.

In the three months ended March 31, 2005, we invested

(i)	$2.6 million in digital projects

(ii)	$4.1 million in maintenance projects; and

(iii)	$1.4 million in special projects.

          For the year ending December 31, 2005, we expect to invest approximately $40 million in property, plant and equipment, including approximately

(i)	$7 million in digital projects;

(ii)	$17 million in maintenance projects; and

(iii)	$16 million in special projects.

          Financing Activities

          Net cash used in financing activities was $19.9 million in the three months ended March 31, 2005, as compared to $2.6 million in the three months ended March 31, 2004, an increase of $17.3 million. This increase was primarily due to:

(i)	the redemption of our preferred stock of $11.3 million in January 2005 compared to a redemption of $1.6 million in January 2004;

(ii)	the repurchase of $4.0 million of common stock during the three months ended March 31, 2005 compared to zero in the prior year period; and

(iii)	a decrease in proceeds from stock option exercises of approximately $3.2 million in the three months ended March 31, 2005 compared to the prior year period.

          On March 31, 2005, our Board of Directors declared a $0.07 per share cash dividend on our Series A and Series B Common Stock in the amount of $6.5 million that was paid on April 15, 2005 to all stockholders of record as of April 5, 2005.

          In May 1998, our Board of Directors authorized the repurchase of up to $300 million of our outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. Between May 1998 and March 31, 2005, we have spent approximately $95.6 million to repurchase approximately 3.8 million shares of Series A Common Stock at an average price of $25.06. There can be no assurance that we will repurchase shares in the future or, if we do, what the terms of such repurchases will be.

          As of March 31, 2005, there was no outstanding balance due under our 1999 credit facility, as it was fully paid off in September 2003 and expired in April, 2004. We entered into a new five year $250 million credit facility on April 15, 2005. The new credit facility can be used for working capital, investments, acquisitions and other corporate purposes.

          As of March 31, 2005, our long-term debt obligations, exclusive of capital lease obligations, were $882.1 million, all of which mature after 2005. All of our long-term debt obligations as of March 31, 2005 bear interest at a fixed rate. The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of March 31, 2005. Such credit ratings are considered to be investment grade.

          Our debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of March 31, 2005.

          We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under our new credit facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for both the next 12 months and the foreseeable future thereafter.

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

          As of March 31, 2005, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

          Currently, we do not have any outstanding floating rate debt.

Item 4.	Controls and Procedures

          The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended March 31, 2005. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended March 31, 2005. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Other Information

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers. The following table reflects purchases made during the quarter of our Series A Common Stock by Hearst Broadcasting, Inc. (“Hearst Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”):

			(c) Total Number of	(d) Maximum
	(a) Total	(b) Average	Shares Purchased as	Number of Shares
	Number of	Price Paid	Part of Publicly	that May Yet Be
Period	Shares Purchased	Per Share	Announced	Purchased Under
			Program	the Program

January 1 - January 31	316,700	$25.54	316,700	1,903,927 (1)

February 1 - February 28	106,100	25.31	106,100	1,797,827

March 1 -March 31	101,200	25.48	101,200	1,696,627

Total	524,000	$25.48	524,000

(1)
On December 6, 2000, the Board of Directors of Hearst authorized Hearst Broadcasting to purchase up to 20 million shares of our Series A Common Stock (inclusive of previously authorized and announced purchase amounts). Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of March 31, 2005, Hearst owned approximately 42.7% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock.

          The following table reflects purchases made by the Company of its Series A Common Stock or Series B Common Stock during the quarter.

			(c) Total Number of	(d) Approximate
	(a) Total	(b) Average	Shares Purchased as	Dollar Value of
	Number of	Price Paid	Part of Publicly	Shares that May Yet
Period	Shares	per Share	Announced	Be Purchased Under
	Purchased		Program	the Program

January 1 - January 31	—	$—	—

February 1 - February 28	55,159	24.59	55,159

March 1 -March 31	102,500	25.33	102,500

Total	157,659	$25.07	157,659	$204,427,861 (1)

(1)
In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be affected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of March 31, 2005, the Company has spent approximately $95.6 million to repurchase approximately 3.8 million shares of Series A Common Stock at an average price of $25.06.

Item 6.   Exhibits

(a) Exhibits:

10.1	Amendment No. 7 to Service Agreement, dated as of December 1, 2004, by and between the Company and The Hearst Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER

	Name:	Jonathan C. Mintzer
	Title:	Vice President, Secretary and General Counsel

Dated:	April 29, 2005

Name	Title	Date

/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 29, 2005
/s/ BRIAN G. HARRIS Brian G. Harris	Corporate Controller (Principal Accounting Officer)	April 29, 2005