Form 10-Q
period 2005-06-30
HEARST ARGYLE TELEVISION INC
filed 2005-07-29
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Shares of the registrant’s Common Stock outstanding as of July 22, 2005: 92,832,208 shares (consisting of 51,533,560 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$103,247	$92,208
Accounts receivable, net	157,146	147,536
Program and barter rights	15,446	55,242
Deferred income taxes	4,979	4,979
Other	7,121	6,541
Total current assets	287,939	306,506

Property, plant and equipment, net	285,227	291,840

Intangible assets, net	2,425,257	2,428,265
Goodwill	734,746	734,746

Other assets:
Deferred financing costs, net	12,763	12,452
Investments	25,060	26,362
Program and barter rights, noncurrent	709	1,884
Other	36,709	40,085
Total other assets	75,241	80,783
Total assets	$3,808,410	$3,842,140

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,674	$8,901
Accrued liabilities	53,665	63,640
Program and barter rights payable	16,550	57,056
Payable to The Hearst Corporation, net	4,874	4,846
Other	5,727	3,465
Total current liabilities	89,490	137,908

Program and barter rights payable, noncurrent	1,383	3,107
Long-term debt	882,194	882,221
Note payable to Capital Trust	134,021	134,021
Deferred income taxes	842,524	839,746
Other liabilities	42,015	80,049
Total noncurrent liabilities	1,902,137	1,939,144
Series A and B preferred stock to be redeemed	—	11,251

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock	555	552
Series B common stock	413	413
Additional paid-in capital	1,287,155	1,281,474
Retained earnings	634,873	569,178
Accumulated other comprehensive loss, net	(6,161)	(6,161)
Treasury stock, at cost	(100,052)	(91,619)
Total stockholders’ equity	1,816,783	1,753,837

Total liabilities and stockholders’ equity	$3,808,410	$3,842,140

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$188,453	$197,958	$350,732	$364,822

Station operating expenses:
Salaries, benefits and other operating costs	90,659	87,210	179,283	171,804
Amortization of program rights	15,160	14,818	30,493	30,129
Depreciation and amortization	13,294	12,356	26,432	24,851
Corporate, general and administrative expenses	5,640	6,113	11,556	11,702
Operating income	63,700	77,461	102,968	126,336

Interest expense, net	15,762	16,005	31,463	32,421
Interest expense, net – Capital Trust	2,438	3,750	4,875	7,500
Equity in income of affiliates, net	(710)	(463)	(1,017)	(662)

Income before income taxes	46,210	58,169	67,647	87,077

Income tax (benefit) expense	(19,404)	22,162	(11,044)	33,176
Net income	65,614	36,007	78,691	53,901

Less preferred stock dividends	—	272	2	544
Income applicable to common stockholders	$65,614	$35,735	$78,689	$53,357

Income per common share – basic	$0.71	$0.38	$0.85	$0.57
Number of common shares used in the calculation	92,810	93,087	92,830	92,995

Income per common share – diluted	$0.68	$0.37	$0.83	$0.57
Number of common shares used in the calculation	98,334	101,601	98,391	93,641

Dividends per common share declared	$0.07	$0.06	$0.14	$0.12

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(Unaudited) (In thousands)
Operating Activities
Net income	$78,691	$53,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,424	21,860
Amortization of intangible assets	3,008	2,991
Amortization of deferred financing costs	828	1,163
Amortization of program rights	30,493	30,129
Program payments	(31,746)	(30,386)
Deferred income taxes	2,778	8,969
Equity in income of affiliates, net	(1,017)	(662)
Provision for doubtful accounts	59	(408)
Loss on disposal of fixed assets	—	7
Dividends received from affiliates	2,303	1,330
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	(9,669)	(3,707)
Decrease (increase) in Other assets	1,657	1,563
(Decrease) increase in Accounts payable and accrued liabilities	(10,202)	5,888
(Decrease) increase in Other liabilities	(35,737)	(3,579)
Net cash provided by operating activities	54,870	89,059

Investing Activities
Purchases of property, plant and equipment:
Digital projects	(4,676)	(592)
Maintenance projects	(7,935)	(9,018)
Special projects	(4,183)	(7,357)
Other, net	(4)	45
Net cash used in investing activities	(16,798)	(16,922)

Financing Activities
Dividends paid on preferred stock	(2)	(544)
Dividends paid on common stock	(13,003)	(11,147)
Series A Common Stock repurchases	(8,433)	—
Redemption of preferred stock	(11,251)	(1,600)
Principal payments on capital lease obligations	(27)	(88)
Proceeds from employee stock purchase plan	1,235	1,100
Proceeds from stock option exercises	4,448	6,681
Net cash used in financing activities	(27,033)	(5,598)

Increase in cash and cash equivalents	11,039	66,539
Cash and cash equivalents at beginning of period	92,208	71,528
Cash and cash equivalents at end of period	$103,247	$138,067

Supplemental Cash Flow Information:

Cash paid during the period for:
Interest	$31,756	$31,895
Interest on Note payable to Capital Trust	$4,875	$7,500
Income taxes, net of refunds	$27,887	$18,481

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”) which cannot be consolidated under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).  With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K/A for the year ended December 31, 2004.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year.

2.    Recent Accounting Pronouncements and Developments

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections.  It requires changes in accounting principle to be applied retrospectively to prior periods as if the principle had always been used.  Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change.  SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”).  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  Therefore, FIN 47 will be effective for the year ending December 31, 2005.  We do not believe the adoption of FIN 47 will have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123(R) was to be effective for all interim periods beginning after June 15, 2005; however, on April 14, 2005, the Securities and Exchange Commission changed the effective date to fiscal years that begin after June 15, 2005.  Therefore, SFAS 123(R) will be effective for us on January 1, 2006.  The Company is currently evaluating the impact of SFAS 123(R) on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Therefore, SFAS 153 was effective for us on July 1, 2005.  We do not believe the adoption of SFAS 153 will have a material impact on our financial position or results of operations.

Congress is currently considering whether and how to adjust the law governing the transition to digital television broadcasting.  Legislation has been introduced and hearings have been held before the relevant committees of both houses of Congress.  When and if new legislation is passed governing the timing and other aspects of the digital television transition, the Company expects to reevaluate the estimated useful lives and residual values of certain equipment such as analog transmitters, which in the future could result in a change in depreciation expense.  While significant technical and engineering evaluation has not been completed, the Company estimates that, based upon the best information available today, there may be approximately $22 million of net book value as of December 31, 2004 associated with potentially affected equipment.  Such equipment is presently being depreciated over various remaining useful lives, some of which extend to 2014.

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

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)
	(In thousands, except per share data)
	2005	2004	2005	2004
Reported net income	$65,614	$36,007	$78,691	$53,901
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,214)	(1,227)	(2,428)	(2,435)
Preferred stock dividends	—	(272)	(2)	(544)
Pro forma net income applicable to common stockholders	$64,400	$34,508	$76,261	$50,922

Earnings per share:
Basic – as reported	$0.71	$0.38	$0.85	$0.57
Basic – pro forma	$0.69	$0.37	$0.82	$0.55

Diluted – as reported	$0.68	$0.37	$0.83	$0.57
Diluted – pro forma	$0.65	$0.36	$0.78	$0.54

4.    Long-Term Debt

Long-term debt as of June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Senior notes	$432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	130	291
	882,240	882,401
Less current portion	(46)	(180)

Total long-term debt	$882,194	$882,221

5.    Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period.  The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, from the exercise of stock options and conversion of preferred stock.  The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended June 30,		Six Months Ended June 30,
	(Unaudited)
	(In thousands, except per share data)
	2005	2004	2005	2004
Reported net income	$65,614	$36,007	$78,691	$53,901
Less: Preferred stock dividends	—	(272)	(2)	(544)
Income applicable to common stockholders (Basic)	$65,614	$35,735	$78,689	$53,357

Add: Interest Expense, Net – Capital Trust, net of tax	1,487	2,321	2,974	—
Income applicable to common stockholders (Diluted)	$67,101	$38,056	$81,663	$53,357

Basic shares	92,810	93,087	92,830	92,995
Basic EPS	$0.71	$0.38	$0.85	$0.57

Diluted shares	98,334	101,601	98,391	93,641
Diluted EPS	$0.68	$0.37	$0.83	$0.57

Basic shares	92,810	93,087	92,830	92,995
Add: Shares issued upon assumed exercise of stock options	396	579	433	646
Add: Shares issued upon conversion of Series A Redeemable Convertible Preferred Securities	—	2,807	—	—
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	5,128	5,128	5,128	—
Diluted shares	98,334	101,601	98,391	93,641

A dilution test for convertible preferred stock is performed for all periods. This test considers only the total number of shares that could be issued upon conversion of convertible preferred stock and does not consider either the conversion price or the share price of the underlying common shares.  For the three and six months ended June 30, 2005, diluted shares include 5,127,882 common shares underlying the Series B Redeemable Convertible Preferred Securities.  The Series A Convertible Preferred Securities were redeemed on December 31, 2004 and therefore had no impact on the 2005 periods. For the six months ended June 30, 2004, 7,935,068 common shares underlying the Series A and B Redeemable Convertible Preferred Securities were excluded from the calculation of Diluted EPS because to include them would have been antidilutive.

Common stock options to purchase 3,932,079 and 1,274,172 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of June 30, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

For the three and six months ended June 30, 2004, shares of Series A and B Preferred Stock were excluded from the computation of diluted EPS because to include them would have been antidilutive.  These shares were redeemed in full as of January 1, 2005.  The dividends for the Series A and B Preferred Stock are deducted from Net Income for the calculation of Basic and Diluted EPS.

6.    Goodwill and Intangible Assets

Summarized below are the carrying value of intangible assets and goodwill as of June 30, 2005 and December 31, 2004:

	June 30, 2005 (unaudited)			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,891	$68,278	$54,613	$122,891	$66,493	$56,398
Network affiliations	95,493	35,292	60,201	95,493	34,098	61,395
Other	743	579	164	743	550	193
Total intangible assets subject to amortization	$219,127	$104,149	114,978	$219,127	$101,141	117,986
Intangible assets not subject to amortization – FCC licenses			2,310,279			2,310,279

Total intangible assets, net			$2,425,257			$2,428,265

Goodwill			$734,746			$734,746

The Company’s amortization expense for intangible assets was approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2005, respectively.  Estimated annual intangible asset amortization expense for each of the next five years is approximately $6.0 million.

7.    Income Taxes

The income tax (benefit) expense for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited) (In thousands)
Current	$(19,451)	$16,309	$(13,822)	$24,207
Deferred	47	5,853	2,778	8,969
Income tax (benefit) expense	$(19,404)	$22,162	$(11,044)	$33,176

The effective tax rate for the three and six months ended June 30, 2005 was (42.0)% and (16.3)%, respectively as compared to 38.1% for the three and six months ended June 30, 2004.  The June 30, 2005 effective tax rate included a credit to the tax provision of $31.9 million as a result of the settlement of certain tax return examinations and a deferred tax benefit of $5.5 million as a result of Ohio tax law changes the impact of which are reflected as of the law’s enactment date (June 30, 2005) in accordance with FAS 109.  The Company expects its effective tax rate for the remaining interim periods for the year ending December 31, 2005 to be approximately 39.0%.  The Company records reserves for estimates of probable settlements of federal and state audits.  The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.  The Company records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized.

The Company’s net deferred income tax liability is as follows:

	June 30, 2005	December 31, 2004
	(Unaudited)
	(In thousands)

Deferred income taxes — liability	$842,524	$839,746
Deferred income taxes — current assets	4,979	4,979
Net deferred income tax liability	$837,545	$834,767

Our noncurrent deferred tax liability was $842.5 million and $839.7 million as of June 30, 2005 and December 31, 2004, respectively.  The deferred tax liability primarily relates to differences between the book and tax basis of our FCC licenses created from the Company’s stock acquisition of Pulitzer Broadcasting on March 18, 1999.  The Deferred tax liabilities will increase over time as the Company’s FCC licenses continue to amortize for tax purposes, but not for book purposes.  We do not expect the significant portion of our deferred tax liability to reverse over time unless:

(i)    our FCC licenses become impaired; or

(ii)   our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

During the fourth quarter of 2004, we reclassified certain income tax liabilities from Deferred tax liabilities to Other liabilities.  For the six months ended June 30, 2004, we reclassified $0.5 million from Deferred tax provision to Current tax provision to conform with the current year’s presentation.

8.    Common Stock

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the Company to repurchase up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended June 30, 2005, we repurchased 180,050 shares of Series A Common Stock at a cost of $4.5 million and an average price per share of $24.88.  During the six months ended June 30, 2005, we repurchased 337,709 shares of Series A Common Stock at a cost of $8.4 million and an average per share price of $24.97.  Between May 1998 and June 30, 2005, the Company spent approximately $100.1 million to repurchase approximately 4.0 million shares of Series A Common Stock at an average price of $25.05.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Also, The Hearst Corporation (“Hearst”), through its indirect wholly-owned subsidiary Hearst Broadcasting, Inc. (“Hearst Broadcasting”), has notified the Company and the Securities and Exchange Commission of its intention to purchase up to 20 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise.  As of June 30, 2005, under this plan Hearst had purchased approximately 19.0 million shares of the Company’s outstanding Series A Common Stock.  As of June 30, 2005 and December 31, 2004, Hearst owned 68.9% and 67.6%, respectively, of the Company’s outstanding Common Stock.

Common Stock Dividends

During the six months ended June 30, 2005, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Per Share Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
				(In thousands)
$0.07	March 31, 2005	April 5, 2005	April 15, 2005	$6,496	$4,432
$0.07	May 4, 2005	July 5, 2005	July 15, 2005	$6,497	$4,478

9.    Preferred Stock

The Company has authorized under its Certificate of Incorporation one million shares of preferred stock, par value $.01 per share. On January 1, 2005, all outstanding shares of Preferred Stock were redeemed and cancelled.  On December 31, 2004, there were 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock outstanding.

10.    Related Party Transactions

The Hearst Corporation.    As of June 30, 2005, Hearst owned approximately 44.0% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 68.9% of the outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the six months ended June 30, 2005 and 2004, we were engaged in the following material transactions with Hearst or parties related to Hearst:

•      Management Agreement.   We recorded revenue of approximately $1.3 million and $2.4 million, in the three and six months ended June 30, 2005, respectively, and $1.2 and $2.2 million in the three and six months ended June 30, 2004, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Services Agreement.    We incurred expenses of approximately $1.3 million and $2.6 million in the three and six months ended June 30, 2005, respectively, and $1.1 and $2.1 million in the three and six months ended June 30, 2004, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Interest Expense, Net – Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $4.9 million in the three and six months June 30, 2005, respectively and $3.8 and $7.5 million in the three and six months ended June 30, 2004, respectively.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $1.0 million in the three and six months ended June 30, 2005, respectively.  As of June 30, 2005, Hearst holds $25 million of the total $130 million outstanding Series B Redeemable Convertible Preferred Securities.

•      Dividends on Common Stock.    On each of May 4, 2005 and March 31, 2005, our Board of Directors declared a cash dividend of $0.07 on our Series A and B Common stock for a total amount of $6.5 million and $6.5 million, respectively.  Included in these amounts were $4.5 million and $4.4 million payable to Hearst.  On each of May 4, 2004 and March 24, 2004, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and B Common stock for a total amount of $5.6 million and $5.6 million, respectively.  Included in these amounts were $3.7 million and $3.6 million payable to Hearst.

•      Purchase of 7% Senior Notes.    In April 2005, Hearst, through Hearst Broadcasting, purchased $2.6 million face amount of our 7% Senior Notes due November 15, 2007 (“7% Senior Notes”).  As of June 30, 2005, Hearst owned $3.3 million face amount of the 7% Senior Notes.

•      Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 and $0.4 million for the three and six months ended June 30, 2005 and 2004. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•      Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by ABC Television Network, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  Based on the terms of completed agreements, we are entitled to receive a minimum aggregate amount of $3.2 million during the period from January 1, 2005 to June 20, 2009.  We recorded revenue from the agreements of $1.2 million and $2.2 million in the three and six months ended June 30, 2005 and $0.5 and $1.0 million in the three and six months ended June 30, 2004, respectively.

•      Wide Orbit, Inc.    In November 2004, we entered into an agreement with Wide Orbit, Inc. for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit, Inc.  For the three and six months ended June 30, 2005, we paid Wide Orbit, Inc. approximately $0.7 and $0.4 million under the agreement.

•      Other Transactions with Hearst.    From time to time, entities related to or owned by Hearst may purchase advertising on our stations.  We believe that the terms of the sale of the advertising time are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.  Advertising revenue from Hearst, if any, is included in our Total revenue and is immaterial to the financial statements.

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

Internet Broadcasting.    In December 1999, we invested $20 million of cash in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) in exchange for an equity interest in Internet Broadcasting.  In May 2001, we invested an additional $6 million of cash for a total investment of $26 million in Internet Broadcasting, and contributed our Web sites to a subsidiary of Internet Broadcasting, IBS/HATV, LLC, which operates our station Web sites.  Our investment is accounted for under the equity method.  Our share of the income or loss of Internet Broadcasting is included in Equity in income of affiliates, net in the accompanying Condensed Consolidated Statements of Income. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, and since October 2002, Terry Mackin, our Executive Vice President, have both served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services. From December 1999 through October 2002, David J. Barrett, President and Chief Executive Officer of the Company, served on the Board of Directors of Internet Broadcasting, from which he did not receive compensation for his services.  In addition, Internet Broadcasting also provides hosting services for our corporate Web site for a nominal amount.

ProAct Technologies Corporation.    In December 2004, ProAct sold its operating assets to a third party as part of an overall plan of liquidation.  From February 2003 to December 2004, Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, served on the Board of Directors of ProAct, from which he did not receive compensation for his services.

Small Business Television.        The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and six month period ended June 30, 2005 these sales generated revenue of approximately $0.3 million and $0.7 million, respectively, of which approximately $0.1 and $0.3 million was distributed to SBTV, respectively, and approximately $0.2 million and $0.4 million was distributed to the Company, respectively.  In the three and six month period ended June 30, 2004 these sales generated revenue of approximately $0.2 million and $0.5 million, respectively, of which approximately $0.1 and $0.2 million was distributed to SBTV, respectively, and approximately $0.1 million and $0.3 million was distributed to the Company, respectively.  Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.  In November 2004, NBC Weather Plus Network (“Weather Plus”) was formed to launch the first digital local and national weather network using a portion of the digital spectrum of NBC affiliated television stations.  Weather Plus is a 50/50 joint venture between two member limited liability companies:  NBC News Bureaus, Inc. and Weather Network Affiliates Company, LLC.  NBC affiliated stations may participate in the venture by investing in Weather Network Affiliates Company, LLC.  We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in five of our markets – Sacramento, Orlando and Winston-Salem, Greenville and Cincinatti, and signed agreements in three more markets, Baltimore, New Orleans and Lancaster.  Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC.  Mr. Mackin does not receive compensation for his Board service.  We account for this investment using the cost method.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the three months ended June 30, 2005 and 2004.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and six months ended June 30, 2005 and 2004:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited) (In thousands)
Service cost	$2,258	$1,851	$4,516	$3,688
Interest cost	2,165	1,923	4,330	3,831
Expected return on plan assets	(2,447)	(2,244)	(4,894)	(4,470)
Amortization of prior service cost	108	123	216	246
Amortization of transitional (asset) obligation	1	(24)	2	(48)
Recognized actuarial loss	739	362	1,478	719
Net periodic pension cost	$2,824	$1,991	$5,648	$3,966

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three and six months ended June 30, 2005 and 2004:

	Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited) (In thousands)
Service cost	$20	$21	$40	$42
Interest cost	84	85	168	170
Amortization of prior service cost	5	5	10	10
Amortization of transitional obligation	5	5	10	10
Amortization of net loss	4	6	8	12
Net periodic pension cost	$118	$122	$236	$244

Contributions

During the three and six months ended June 30, 2005, we made contributions of $0.8 million and $1.2 million to our defined benefit plans and $0.1 million and $0.2 million to our post-retirement benefit plans.  During the year 2005, the Company expects to contribute approximately $3.2 million to the Pension Plans and approximately $0.5 million to the post-retirement benefit plan.

12.            Other Commitments and Contingencies

The Company has guaranteed the payments by its Capital Trust on the Redeemable Convertible Preferred Securities.  As of June 30, 2005, $130.0 million of Series B Redeemable Convertible Preferred Securities remained outstanding.  The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust.  The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the Company’s Common Stock.

13.            Subsequent Event

On July 27, 2005, the Company completed a $5 million investment in Series A Preferred Stock of Ripe Digital Entertainment, Inc. (“Ripe TV”).  Ripe TV is a start-up branded digital television free video-on-demand service which is intended to be distributed to the end consumer through cable, broadband and/or wireless devices.  On a fully diluted basis, the Company owns 31.25% of Ripe TV.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•      Executive Summary

•      Results of Operations

•      Liquidity and Capital Resources

•      Impact of Inflation

•      Forward-Looking Statements

Executive Summary

Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or “our” or the “Company”) owns and operates 25 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station, and two radio stations (the “Managed Stations”) in exchange for a management fee. Results of operations for the three and six months ended June 30, 2005 and 2004 include (i) the results of our 24 television stations, which were owned for all periods presented, and the management fees derived by the three television and two radio stations managed by us for all periods presented; and (ii) the results of operations of WMTW-TV, which was acquired on July 1, 2004, for all periods presented that ended after the acquisition date.

Quarter Highlights

•      Total revenue decreased 4.8% primarily from (i) the decrease in political revenue as a result of the normal, cyclical nature of the television broadcasting business, in which advertising by candidates for political office significantly increases in even-numbered election years (such as 2004) and (ii) a decrease in network compensation.

•      Advertising revenue, excluding political, increased due to gains in the retail, pharmaceutical, furniture and housewares categories, partially offset by decreases in the automotive, movies and telecommunications categories.

•      Cash increased to $103.2 million as of June 30, 2005 from $99.0 million as of March 31, 2005 and $92.2 million as of December 31, 2004.

•      During the quarter, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

Results of Operations

Three Months Ended June 30, 2005

Compared to Three Months Ended June 30, 2004

Total revenue.    Total revenue includes primarily:

(i)    cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)   network compensation; and

(iii)  other revenue (less than 3% of total revenue).

Total revenue in the three months ended June 30, 2005 was $188.5 million as compared to $198.0 million in the three months ended June 30, 2004, a decrease of $9.5 million or 5%. This decrease was primarily attributable to the following factors:

(i)    a $9.6 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2004);

(ii)   a $2.6 million decrease in network compensation; partially offset by

(iii)  an increase in advertising in the retail, pharmaceutical, furniture and housewares categories, partially offset by decreases in the automotive, movies and telecommunications categories and

(iv)  an increase in retransmission revenue.

Salaries, benefits and other operating costs.    During the three months ended June 30, 2005, salaries, benefits and other operating costs were $90.7 million, as compared to $87.2 million in the three months ended June 30, 2004, an increase of $3.5 million or 4%.  This increase was primarily due to:

(i)    a $2.1 million increase in Salaries, benefits and other operating costs resulting from the acquisition of WMTW-TV on July 1, 2004;

(ii)   a $0.9 million, or 2.2%, increase in payroll expense; and

(iii)  a $0.7 million increase in pension and benefit expenses.

Amortization of program rights.  Amortization of program rights was $15.2 million in the three months ended June 30, 2005, as compared to $14.8 million in the three months ended June 30, 2004 an increase of $0.4 million or 2.7%.

Depreciation and amortization.   Depreciation and amortization was $13.3 million in the three months ended June 30, 2005, as compared to $12.4 million in the three months ended June 30, 2004, an increase of $0.9 million or 7%.  Depreciation expense was $11.8 million in the three months ended June 30, 2005, as compared to $10.9 million in the three months ended June 30, 2004, an increase of $0.9 million or 8%.  This increase was primarily due to increased depreciation expense from recent capital expenditures and the additional depreciation from WMTW-TV.  Amortization was $1.5 million in the three months ended June 30, 2005 and 2004, and principally results from amortization related to advertiser client base and network affiliations.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $5.6 million in the three months ended June 30, 2005, as compared to $6.1 million in the three months ended June 30, 2004, a decrease of $0.5 million or 8%.  This decrease was primarily due to decreases in professional services fees.

Operating income.    Operating income was $63.7 million in the three months ended June 30, 2005, as compared to $77.5 million in the three months ended June 30, 2004, a decrease of $13.8 million or 18%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $15.8 million in the three months ended June 30, 2005, as compared to $16.0 million in the three months ended June 30, 2004, a decrease of $0.2 million or 1%.

Interest expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $2.4 million for the three months ended June 30, 2005 compared to $3.8 million for the three months ended June 30, 2004.  The $1.4 million decrease results from the redemption of the $72.2 million Series A Debentures on December 31, 2004.

Equity in income of affiliates, net.  Equity in income of affiliates, net was $0.7 million in the three months ended June 30, 2005, as compared to $0.5 million in the three months ended June 30, 2004, an increase of $0.2 million.  This increase was primarily due to an increase in net income of IBS/HATV LLC which operates our station websites.  Equity in income of affiliates, net represents our equity interests in the financial results of unconsolidated affiliates.

Income taxes.    We recorded an income tax benefit of $19.4 million in the three months ended June 30, 2005, as compared to income tax expense of $22.2 million in the three months ended June 30, 2004, a decrease of $41.6 million.  This was due to (i) a decrease in income before income taxes from $58.2 million in the three months ended June 30, 2004 to $46.2 million in the three months ended June 30, 2005; (ii) $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the three months ended June 30, 2005; and (iii) a deferred tax benefit of $5.5 million as a result of Ohio tax law changes.  The current and deferred portions of our income tax expense were $(19.5) million and $0.1 million, respectively, in the three months ended June 30, 2005, compared to $16.3 million and $5.9 million, respectively, in the three months ended June 30, 2004.

Net income.    Net income was $65.6 million in the three months ended June 30, 2005, as compared to $36.0 million in the three months ended June 30, 2004, an increase of $29.6 million or 82%.  This increase was due to the items discussed above.

Six Months Ended June 30, 2005

Compared to Six Months Ended June 30, 2004

Total revenue in the six months ended June 30, 2005 was $350.7 million as compared to $364.8 million in the six months ended June 30, 2004, a decrease of $14.1 million or 4%. This decrease was primarily attributable to the following factors:

(i)    a $19.0 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004);

(ii)   a $4.8 million decrease in network compensation; partially offset by

(iii)  an increase in advertising in the categories of automotive, retail, packaged goods, pharmaceutical and furniture and housewares, partially offset by decreases in the telecommunications and movie categories; and

(iv)  an increase in retransmission revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $179.3 million in the six months ended June 30, 2005, as compared to $171.8 million in the six months ended June 30, 2004, an increase of $7.5 million or 4%.  This increase was primarily due to:

(i)    a $4.0 million increase in Salaries, benefits and other operating costs primarily resulting from the acquisition of WMTW-TV on July 1, 2004;

(ii)   a $1.0 million increase in payroll expense; and

(iii)  a $1.5 million increase in pension and benefit expenses.

Amortization of program rights.  Amortization of program rights was $30.5 million and $30.1 million in the six months ended June 30, 2005 and 2004, respectively.

Depreciation and amortization.   Depreciation and amortization was $26.4 million in the six months ended June 30, 2005, as compared to $24.9 million in the six months ended June 30, 2004, an increase of $1.5 million or 6%.  Depreciation expense was $23.4 million in the six months ended June 30, 2005, as compared to $21.9 million in the six months ended June 30, 2004, an increase of $1.5 million or 7%.  This increase was primarily due to increased depreciation expense from recent capital expenditures and the additional depreciation from WMTW-TV.  Amortization was $3.0 million in the six months ended June 30, 2005 and 2004, and principally results from amortization related to separately identified intangible assets, advertiser client base and network affiliations.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $11.6 million in the six months ended June 30, 2005, as compared to $11.7 million in the six months ended June 30, 2004, a decrease of $0.1 million or approximately 1%.  This decrease was primarily due to decreases in professional services expense.

Operating income.    Operating income was $103.0 million in the six months ended June 30, 2005, as compared to $126.3 million in the six months ended June 30, 2004, a decrease of $23.3 million or 18%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $31.5 million in the six months ended June 30, 2005, as compared to $32.4 million in the six months ended June 30, 2004, a decrease of $0.9 million or 3%.

Interest expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $4.9 million for the six months ended June 30, 2005 compared to $7.5 million for the six months ended June 30, 2004.  The decrease of $2.6 million results from the redemption of the $72.2 million Series A Debentures on December 31, 2004.

Equity in income of affiliates, net.  Equity in income of affiliates, net was $1.0 million in the six months ended June 30, 2005, as compared to $0.7 million in the six months ended June 30, 2004, an increase of $0.3 million.  This increase was primarily due to an increase in net income of IBS/HATV LLC, which operates our station websites.  Equity in income of affiliates, net represents our equity interests in the financial results of unconsolidated affiliates.

Income taxes.    We recorded an income tax benefit of $11.0 million in the six months ended June 30, 2005, as compared to an income tax expense of $33.2 million in the six months ended June 30, 2004, a decrease of $44.2 million.  This decrease was due to (i) a decrease in income before income taxes from $87.1 million in the six months ended June 30, 2004 to $67.6 million in the six months ended June 30, 2005; (ii) $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the period ended June 30, 2005; and (iii) a deferred tax benefit of $5.5 million as a result of Ohio tax law changes.  The current and deferred portions of our income tax expense were $(13.8) million and $2.8 million, respectively, in the six months ended June 30, 2005, compared to $24.2 million and $9.0 million, respectively, in the six months ended June 30, 2004.

Net income.    Net income was $78.7 million in the six months ended June 30, 2005, as compared to $53.9 million in the six months ended June 30, 2004, an increase of $24.8 million or 46%.  This increase was due to the items discussed above.

Liquidity and Capital Resources

As of June 30, 2005, our cash and cash equivalents balance was $103.2 million, as compared to $92.2 million as of December 31, 2004, an increase of $11.0 million.  The net increase in cash and cash equivalents reflects the factors described below.

Operating Activities

Net cash provided by operating activities was $54.9 million in the six months ended June 30, 2005, as compared to $89.1 million in the six months ended June 30, 2004, a decrease of $34.2 million or 38%. This decrease was primarily due to:

(i)    the decrease in our net revenue compared to the same period in 2004;

(ii)   a decrease in Other Liabilities as a result of the settlement of certain tax return examinations as discussed above under “Income Taxes;”

(iii)  changes resulting from:

a.     an increase in receivables over the prior year, and

b.     a decrease in accounts payable and accrued liabilities.

Investing Activities

Net cash used in investing activities was $16.8 million in the six months ended June 30, 2005, as compared to $16.9 million in the six months ended June 30, 2004, a decrease of $0.1 million or approximately 1%.  During both periods, our primary investing activities were equipment purchases related to:

(i)    digital projects;

(ii)   maintenance projects; and

(iii)  special projects.

In the six months ended June 30, 2005, we invested

(i)      $4.7 million in digital projects;

(ii)     $7.9 million in maintenance projects; and

(iii)    $4.2 million in special projects.

For the year ending December 31, 2005, we expect to invest approximately $40 million in property, plant and equipment, including approximately

(i)      $7 million in digital projects;

(ii)     $18 million in maintenance projects; and

(iii)    $15 million in special projects.

Financing Activities

Net cash used in financing activities was $27.0 million in the six months ended June 30, 2005, as compared to $5.6 million in the six months ended June 30, 2004, an increase of $21.4 million. This increase was primarily due to:

(i)    the redemption of our preferred stock of $11.3 million in January 2005 compared to a redemption of $1.6 million in January 2004;

(ii)   the repurchase of $8.4 million of Series A common stock during the six months ended June 30, 2005 compared to zero in the prior year period;

(iii)  proceeds from stock option exercises and employee stock purchases of $5.6 million in the six months ended June 30, 2005 compared to $7.8 million in the six months ended June 30, 2004; and

(iv)  a $1.9 million increase to $13.0 million in common stock dividends paid.

New Credit Facility and Other Long Term Debt

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt.  The new credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  On the same day, we capitalized $1.1 million of costs related to the credit facility.  Outstanding principal balances under the credit facility will bear interest at our option at either LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the Credit Facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have not borrowed under this credit facility as of June 30, 2005.

As of June 30, 2005, our long-term debt obligations, exclusive of capital lease obligations, were $882.2 million, all of which mature after 2005.  All of our long-term debt obligations as of June 30, 2005 bear interest at a fixed rate.  The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2005.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage, interest coverage and fixed charges coverage, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of June 30, 2005.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of June 30, 2005, we do not have any outstanding floating rate debt.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended June 30, 2005. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2005.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases made by Hearst Broadcasting during the three months ended June 30, 2005 of our Series A Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	324,900	$25.18	324,900	1,371,727	(1)
May 1 – May 31	180,050	$24.88	180,050	1,191,677
June 1 – June 30	169,083	$24.92	169,083	1,022,594
Total	674,033

(1)   On December 6, 2000, the Board of Directors of Hearst authorized Hearst Broadcasting to purchase up to 20 million shares of our Series A Common Stock (inclusive of previously authorized and announced purchase amounts).  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of June 30, 2005, Hearst owned approximately 44% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended June 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	—	$—	—
May 1 – May 31	180,050	$24.88	180,050
June 1 – June 30	—	$—	—	$199,947,987	(1)
Total

(1)   In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of June 30, 2005, the Company has spent approximately $100.1 million to repurchase approximately 4.0 million shares of Series A Common Stock at an average price of $25.05.

Item 4.    Submission of Matters to a Vote of Security Holders

All nominees standing for election as directors were elected at our annual shareholders’ meeting, which was held on May 4, 2005. The following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Proposal One (1)

Nominee	For	Withheld	Broker Non-Votes

David Pulver (2)	48,318,768	974,513	0

David J. Barrett (3)	41,298,648	0	0

Ken J. Elkins (3)	41,298,648	0	0

Victor F. Ganzi (3)	41,298,648	0	0

William Randolph Hearst III (3)	41,298,648	0	0

Michael E. Pulitzer (3)	41,298,648	0	0

Virginia H. Randt (3)	41,298,648	0	0

(1)     Abstentions were not counted in the election of the directors.

(2)     Series A Director. Elected by the holders of Series A Common Stock.

(3)     Series B Director. Elected by the holders of Series B Common Stock.

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

Proposal Two

For	90,345,782

Against (1)	233,222

Withheld	12,925

Broker Non-Votes	0

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

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, Secretary and General Counsel

Dated:	July 28, 2005

Name	Title	Date

/s/ HARRY T. HAWKS	Executive Vice President
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)	July 28, 2005