Form 10-Q
period 2005-09-30
HEARST ARGYLE TELEVISION INC
filed 2005-10-28
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:    Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2717523
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

888 Seventh Avenue
New York, NY 10106	(212) 887-6800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value	New York Stock Exchange
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

Shares of the registrant’s common stock outstanding as of October 21, 2005: 92,920,671 shares (consisting of 51,622,023 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

Index

Part I	Financial Information

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

 HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	September 30, 2005 (unaudited)	December 31, 2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$126,694	$92,208
Accounts receivable, net	142,239	147,536
Program and barter rights	66,339	55,242
Deferred income tax asset	4,979	4,979
Other	6,463	6,541
Total current assets	346,714	306,506

Property, plant and equipment, net	280,531	291,840

Intangible assets, net	2,423,760	2,428,265
Goodwill	734,746	734,746

Other assets:
Deferred financing costs, net	12,415	12,452
Investments	31,703	26,362
Program and barter rights, noncurrent	1,936	1,884
Other	48,522	40,085
Total other assets	94,576	80,783
Total assets	$3,880,327	$3,842,140

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,481	$8,901
Accrued liabilities	53,530	63,640
Program and barter rights payable	67,926	57,056
Payable to The Hearst Corporation, net	4,349	4,846
Other	8,353	3,465
Total current liabilities	145,639	137,908

Program and barter rights payable, noncurrent	2,708	3,107
Long-term debt	882,182	882,221
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	853,486	839,746
Other liabilities	38,710	80,049
Total noncurrent liabilities	1,911,107	1,939,144

Series A and B preferred stock to be redeemed	—	11,251

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock	556	552
Series B common stock	413	413
Additional paid-in capital	1,289,706	1,281,474
Retained earnings	640,047	569,178
Accumulated other comprehensive loss, net	(6,161)	(6,161)
Treasury stock, at cost	(100,980)	(91,619)
Total stockholders’ equity	1,823,581	1,753,837

Total liabilities and stockholders’ equity	$3,880,327	$3,842,140

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$164,173	$194,011	$514,905	$558,833

Station operating expenses:
Salaries, benefits and other operating costs	94,050	89,411	273,333	261,215
Amortization of program rights	15,155	15,352	45,648	45,481
Depreciation and amortization	12,427	12,464	38,861	37,315
Corporate, general and administrative expenses	6,003	6,048	17,559	17,750
Operating income	36,538	70,736	139,504	197,072

Interest expense, net	15,413	15,832	46,876	48,253
Interest expense, net—Capital Trust	2,438	3,750	7,313	11,250
Other Expense	—	2,500	—	2,500
Equity in (income) of affiliates, net	(457)	(503)	(1,474)	(1,165)

Income before income taxes	19,144	49,157	86,789	136,234

Income tax expense (benefit)	7,466	18,729	(3,579)	51,905
Net income	11,678	30,428	90,368	84,329

Less preferred stock dividends	—	272	2	816
Income applicable to common stockholders	$11,678	$30,156	$90,366	$83,513

Income per common share—basic	$0.13	$0.32	$0.97	$0.90
Number of common shares used in the calculation	92,867	92,938	92,842	92,976

Income per common share—diluted	$0.13	$0.32	$0.96	$0.89
Number of common shares used in the calculation	93,254	101,263	98,388	101,471

Dividends per common share declared	$0.07	$0.06	$0.21	$0.18

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(Unaudited) (In thousands)
Operating Activities
Net income	$90,368	$84,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,355	32,831
Amortization of intangible assets	4,506	4,484
Amortization of deferred financing costs	1,286	1,553
Amortization of program rights	45,648	45,481
Program payments	(47,467)	(45,848)
Deferred income taxes	13,740	5,528
Equity in income of affiliates, net	(1,474)	(1,165)
Provision for (benefit from) doubtful accounts	1,167	(283)
Loss on disposal of fixed assets	—	908
Dividends received from affiliates	2,504	1,330
Other expense	—	2,500
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	6,552	(4,520)
Decrease (increase) in Other assets	(9,608)	(8,957)
(Decrease) increase in Accounts payable and accrued liabilities	(7,972)	20,513
(Decrease) increase in Other liabilities	(35,799)	2,316
Net cash provided by operating activities	97,806	141,000

Investing Activities
Purchases of property, plant and equipment:
Digital projects	(4,922)	(679)
Maintenance projects	(11,377)	(15,038)
Special projects	(8,715)	(10,421)
Investment in affiliates and other, net	(6,387)	95
Acquisition of WMTW-TV	—	(38,074)
Net cash used in investing activities	(31,401)	(64,117)

Financing Activities
Dividends paid on preferred stock	(2)	(816)
Dividends paid on common stock	(19,505)	(16,737)
Series A Common Stock repurchases	(9,361)	(10,920)
Redemption of preferred stock	(11,251)	(1,600)
Principal payments on capital lease obligations	(39)	(129)
Proceeds from employee stock purchase plan	1,694	1,539
Proceeds from stock option exercises	6,545	6,836
Net cash used in financing activities	(31,919)	(21,827)

Increase in cash and cash equivalents	34,486	55,056
Cash and cash equivalents at beginning of period	92,208	71,528
Cash and cash equivalents at end of period	$126,694	$126,584

Supplemental Cash Flow Information:

Business acquired in purchase transaction—
Acquisition of WMTW-TV:
Fair market value of assets acquired	$—	$38,622
Fair market value of liabilities assumed	—	(548)

Net cash paid for WMTW-TV	$—	$38,074

Cash paid during the period for:
Interest	$37,859	$38,055
Interest on Note payable to Capital Trust	$7,313	$11,250
Income taxes, net of refunds	$35,717	$41,073

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K/A for the year ended December 31, 2004.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year.

2.    Recent Developments

Hurricane Katrina.  On August 29, 2005, Hurricane Katrina hit land in the Gulf Coast region directly affecting station WDSU-TV in New Orleans, Louisiana.  The station has incurred the loss of its analog and digital transmitters, certain motor vehicles and other equipment, as well as minor damage to its main studio facilities. The station has also incurred incremental expenses due to the damage caused by the hurricane and subsequent flooding.  We believe that our insurance coverage, including business interruption insurance, will mitigate the financial impact of Hurricane Katrina in future periods.  The Company has written off $2.4 million, which represents the net book value of the destroyed property, and has recorded a receivable from the insurance company for this amount as of September 30, 2005.  We have not recorded any anticipated property insurance proceeds in excess of the net book value of the lost equipment or any business interruption insurance proceeds.   The Company has not yet evaluated the long-term effects of Hurricane Katrina on its indefinite-lived intangible assets and goodwill.  WDSU-TV represents 4% of the Company’s total FCC License intangible assets.    WDSU-TV has resumed news production at its main studios in New Orleans and is being broadcast temporarily in New Orleans on Channel 49 pursuant to an agreement with Paxson Communications Corporation, and in Baton Rouge on UHF Channel 41 pursuant to an agreement with WBTR-TV.

Hearst Share Purchase Authorization.  On September 28, 2005, The Hearst Corporation (“Hearst”) and its indirect wholly-owned subsidiary Hearst Broadcasting, Inc. (“Hearst Broadcasting”), filed an amendment to their report of beneficial ownership on Schedule 13D with the Securities and Exchange Commission (“SEC”) to report an increase in Hearst Broadcasting’s authorization to purchase the Company’s Series A common stock from 20 million to 25 million shares.

Investment in Ripe Digital Entertainment, Inc. On July 27, 2005, the Company invested approximately $5 million in Ripe Digital Entertainment, Inc. (“Ripe TV”) representing a 31.25% interest.  Ripe TV was formed in 2003 to start an advertising-supported digital video-on-demand program network.  Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via digital cable, broadband, Internet and/or wireless systems.  Since July 27, 2005, Steven A. Hobbs, Senior Vice President and Chief Legal and Development Officer, has served on the Board of Directors of Ripe TV, from which he does not receive compensation for his services.  We account for this investment using the equity method and in the three-month period ended September 30, 2005, we recorded an immaterial loss.

Investment in U.S. Digital Television.  On September 23, 2005, the Company and Hearst each invested approximately $1.5 million in U.S. Digital Television, LLC (“USDTV”), representing a combined 10% interest.  We and Hearst have each committed to invest an additional $1 million in 2006 if USDTV achieves certain milestones.  USDTV was formed to provide a national digital television programming distribution service using portions of the digital television spectrum.  Currently, the program service is available in Albuquerque, New Mexico, Las Vegas,

Nevada and Salt Lake City, Utah. Our station, KOAT-TV in Albuquerque, currently leases a portion of its digital spectrum to USDTV.  In addition, since September 23, 2005, Steven A. Hobbs, Senior Vice President and Chief Legal & Development Officer, has served on the Board of Directors of USDTV, from which he does not receive compensation for his services. We account for this investment using the cost method.

Digital Television Transition.  The U.S. Congress is currently addressing legislation that would guide the transition from analog to digital television broadcasting.  A component of this legislation is a deadline for completion of the transition of the give back of analog spectrum.  The current deadline is an uncertain date based on a digital receiver penetration.  The House and Senate are contemplating a specific deadline that could be established for 2009.  When and if this or similar legislation is passed by Congress and signed into law by the President, the Company plans to reevaluate the estimated useful lives and residual values of certain equipment such as analog transmitters, which could accelerate future depreciation expense.  While subject to additional technical and engineering evaluations, the Company estimates that useful lives and depreciation expense with respect to equipment having a net book value of approximately $22 million as of December 31, 2004, is subject to change.  Such equipment is presently being depreciated over various remaining useful lives, some of which extend to 2014.

3.     Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections (“SFAS 154”).  SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections.  It requires changes in accounting principle to be applied retroactively to prior periods as if the principle had always been used.  Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change.  SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.  We do not believe the adoption of SFAS 154 will have a material impact on our financial position or results of operations.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“SFAS 153”).  The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments broaden the exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Therefore, SFAS 153 was effective for us on July 1, 2005.  The adoption of SFAS 153 did not have a material impact on our financial position or results of operations.

4.    Stock-Based Compensation

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

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2005	2004	2005	2004
Reported net income	$11,678	$30,428	$90,368	$84,329
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,197)	(1,225)	(3,625)	(3,657)
Preferred stock dividends	—	(272)	(2)	(816)
Pro forma net income applicable to common stockholders (Basic)	$10,481	$28,931	$86,741	$79,856

Add: Interest Expense, Net—Capital Trust, net of tax	—	2,321	4,461	6,964
Pro forma net income applicable to common stockholders (Diluted)	$10,481	$31,252	$91,202	$86,820

Earnings per share:
Basic—as reported	$0.13	$0.32	$0.97	$0.90
Basic—pro forma	$0.11	$0.31	$0.93	$0.86

Diluted—as reported	$0.13	$0.32	$0.96	$0.89
Diluted—pro forma	$0.11	$0.31	$0.93	$0.86

5.    Long-Term Debt

Long-term debt as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
	(Unaudited)
Senior notes	$432,110	$432,110
Private placement debt	450,000	450,000
Capital lease obligations	118	291
	882,228	882,401
Less current portion	(46)	(180)

Total long-term debt	$882,182	$882,221

6.    Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(Unaudited)
	2005	2004	2005	2004
Reported net income	$11,678	$30,428	$90,368	$84,329
Less: Preferred stock dividends	—	(272)	(2)	(816)
Income applicable to common stockholders (Basic)	$11,678	$30,156	$90,366	$83,513
Add: Interest Expense, Net—Capital Trust, net of tax	—	2,321	4,461	6,964
Income applicable to common stockholders (Diluted)	$11,678	$32,477	$94,827	$90,477
Basic shares	92,867	92,938	92,842	92,976
Basic EPS	$0.13	$0.32	$0.97	$0.90
Diluted shares	93,254	101,263	98,388	101,471
Diluted EPS	$0.13	$0.32	$0.96	$0.89
Basic shares	92,867	92,938	92,842	92,976
Add: Shares issued upon assumed exercise of stock options	387	390	418	560
Add: Shares issued upon conversion of Series A Redeemable Convertible Preferred Securities	—	2,807	—	2,807
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	—	5,128	5,128	5,128
Diluted shares	93,254	101,263	98,388	101,471

A dilution test for convertible preferred stock is performed for all periods. This test considers only the total number of shares that could be issued upon conversion of convertible preferred stock and does not consider either the conversion price or the share price of the underlying common shares.  For the three months ended September 30, 2005, diluted shares do not include 5,127,882 common shares underlying the Series B Redeemable Convertible Preferred Securities because to do so would have been antidilutive.  For the nine months ended September 30, 2005, diluted shares include 5,127,882 common shares underlying the Series B Redeemable Convertible Preferred Securities.  The Series A Convertible Preferred Securities were redeemed on December 31, 2004 and therefore had no impact on the 2005 periods.   For the three and nine months ended September 30, 2004, 2,807,186 shares of Series A Convertible Preferred Securities and 5,127,882 common shares of Series B Redeemable Convertible Preferred Securities were included in the calculation of Diluted EPS.  For the three and nine months ended September 30, 2004, shares of Series A and B Preferred Stock were excluded from the computation of diluted EPS because to include them would have been antidilutive.  These shares were redeemed in full as of January 1, 2005.  The dividends for the Series A and B Preferred Stock are deducted from Net Income for the calculation of Basic and Diluted EPS.

Common stock options to purchase 3,893,078 and 2,898,857 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of September 30, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

7.    Goodwill and Intangible Assets

Summarized below are the carrying value of intangible assets and goodwill as of September 30, 2005 and December 31, 2004:

	September 30, 2005 (unaudited)			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Advertiser client base	$122,891	$69,164	$53,727	$122,891	$66,493	$56,398
Network affiliations	95,493	35,890	59,603	95,493	34,098	61,395
Other	743	592	151	743	550	193
Total intangible assets subject to amortization	$219,127	$105,646	113,481	$219,127	$101,141	117,986
Intangible assets not subject to amortization—FCC licenses			2,310,279			2,310,279
Total intangible assets, net			$2,423,760			$2,428,265
Goodwill			$734,746			$734,746

The Company’s amortization expense for intangible assets was approximately $1.5 million and $4.5 million for the three and nine months ended September 30, 2005, respectively.  Estimated annual intangible asset amortization expense for each of the next five years is approximately $6.0 million.

8.    Income Taxes

The income tax (benefit) expense for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Current	$(3,496)	$21,670	$(17,319)	$46,377
Deferred	10,962	(2,941)	13,740	5,528
Income tax expense (benefit)	$7,466	$18,729	$(3,579)	$51,905

The effective tax rate for the three and nine months ended September 30, 2005 was 39% and (4.1)%, respectively as compared to 38.1% for the three and nine months ended September 30, 2004.  The nine months ended September 30, 2005 effective tax rate included a credit to the tax provision of $31.9 million as a result of the settlement of certain tax return examinations and a deferred tax benefit of $5.5 million as a result of Ohio tax law changes the impact of which are reflected as of the law’s enactment date (June 30, 2005) in accordance with FAS 109.  The Company expects its effective tax rate for the remaining interim period for the year ending December 31, 2005 to be approximately 39.0%.  The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.  The Company records reserves for estimates of probable settlements of federal and state audits.  The Company records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized.

The Company’s net deferred income tax liability is as follows:

	September 30, 2005 (Unaudited)	December 31, 2004

Deferred income tax liability	$853,486	$839,746
Deferred income tax asset	4,979	4,979
Net deferred income tax liability	$848,507	$834,767

The deferred income tax liability primarily relates to differences between the book and tax basis of our FCC licenses created from the Company’s stock acquisition of Pulitzer Broadcasting on March 18, 1999.  The deferred income tax liabilities will increase over time as the Company’s FCC licenses continue to amortize for tax purposes, but not for book purposes.  We do not expect the portion of our deferred income tax liability related to the FCC licenses to reverse over time unless:

(i)             our FCC licenses become impaired; or

(ii)          our FCC licenses are sold for cash, which would typically only occur in connection with the sale of the assets of a station or groups of stations or the entire Company in a taxable transaction.

During the fourth quarter of 2004, we reclassified certain income tax liabilities from Deferred income tax liabilities to Other liabilities.  For the nine months ended September 30, 2004, we reclassified $0.5 million from Deferred income tax provision to Current income tax provision to conform with the current year’s presentation.

9.    Common Stock

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the Company to repurchase up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended September 30, 2005, we repurchased 37,118 shares of Series A Common Stock at a cost of $0.9 million and an average price per share of $25.01.  During the nine months ended September 30, 2005, we repurchased 374,827 shares of Series A Common Stock at a cost of $9.4 million and an average per share price of $24.97.  Between May 1998 and September 30, 2005, the Company spent approximately $101.0 million to repurchase approximately 4.0 million shares of Series A Common Stock at an average price of $25.05.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Also, on September 28, 2005, Hearst filed an amended Schedule 13D notifying the Securities and Exchange Commission of its authorization to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise subject to market conditions and management’s discretion.  As of September 30, 2005, Hearst purchased approximately 19.5 million shares of the Company’s outstanding Series A Common Stock.  During the three months ended September 30, 2005, Hearst purchased 544,068 shares of Series A Common Stock at a cost of $13.4 million and an average price per share of $24.61.  During the nine months ended September 30, 2005, Hearst purchased 1,742,101 shares of Series A Common Stock at a cost of $43.6 million and an average per share price of $25.04.  As of September 30, 2005 and December 31, 2004, Hearst owned 69.4% and 67.6%, respectively, of the Company’s outstanding common stock.

Common Stock Dividends

During the nine months ended September 30, 2005, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Per Share Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 31, 2005	April 5, 2005	April 15, 2005	$6,496	$4,432
$0.07	May 4, 2005	July 5, 2005	July 15, 2005	$6,497	$4,478
$0.07	September 21, 2005	October 5, 2005	October 15, 2005	$6,504	$4,515

10.    Preferred Stock

On January 1, 2005, all outstanding shares of Preferred Stock were redeemed and cancelled.  On December 31, 2004, there were 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock outstanding.  The Company has authorized under its Certificate of Incorporation one million shares of preferred stock, par value $.01 per share.

 11.    Related Party Transactions

The Hearst Corporation.    As of September 30, 2005, Hearst owned approximately 45.0% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 69.4% of the outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the nine months ended September 30, 2005 and 2004, we were engaged in the following material transactions with Hearst or parties related to Hearst:

•              Management Agreement.   We recorded revenue of approximately $0.9 million and $3.2 million, in the three and nine months ended September 30, 2005, respectively, and $0.9 million and $3.1 million in the three and nine months ended September 30, 2004, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•              Services Agreement.    We incurred expenses of approximately $1.3 million and $3.8 million in the three and nine months ended September 30, 2005, respectively, and $1.0 million and $3.2 million in the three and nine months ended September 30, 2004, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•              Interest Expense, Net — Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $7.3 million in the three and nine months September 30, 2005, respectively and $3.8 million and $11.3 million in the three and nine months ended September 30, 2004, respectively.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $1.5 million in the three and nine months ended September 30, 2005, respectively.  As of September 30, 2005, Hearst holds $25 million of the total $130 million outstanding Series B Redeemable Convertible Preferred Securities.

•              Dividends on Common Stock.    On each of September 21, 2005, May 4, 2005 and March 31, 2005, our Board of Directors declared a cash dividend of $0.07 on our Series A and B Common stock for a total amount on each date of $6.5 million.  Included in these amounts were $4.5 million, $4.5 million and $4.4 million payable to Hearst, respectively.  On each of September 22, 2004, May 4, 2004 and March 24, 2004, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and B Common stock for a total amount on each date of $5.6 million.  Included in these amounts were $3.7 million, $3.7 million and $3.6 million payable to Hearst, respectively.

•              Purchase of 7% Senior Notes.   As of September 30, 2005, Hearst, through Hearst Broadcasting, has purchased $3.3 million face amount of our 7% Senior Notes due November 15, 2007 (“7% Senior Notes”).

•              Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2005 and $0.2 million and $0.5 million for the three and nine months ended September 30, 2004. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•              Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by ABC Television Network, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  Based on the terms of completed agreements, we are entitled to receive a minimum aggregate amount of $3.2 million during the period from January 1, 2005 to June 20, 2009.  We recorded revenue from the agreements of $2.6 million and $5.1 million in the three and nine months ended September 30, 2005 and $0.3 million and $1.3 million in the three and nine months ended September 30, 2004, respectively.

•              Wide Orbit, Inc.    In November 2004, we entered into an agreement with Wide Orbit, Inc. for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit, Inc.  For the three and nine months ended September 30, 2005, we paid Wide Orbit, Inc. approximately $0.5 and $1.2 million, respectively, under the agreement.

•              Other Transactions with Hearst.    From time to time, entities related to or owned by Hearst may purchase advertising on our stations on terms we believe to be reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

NBC.    In August 2001, we contributed our production-and-distribution unit to NBC/Hearst-Argyle Syndication, LLC in exchange for a 20% equity interest in this entity.  NBC/Hearst-Argyle Syndication, LLC is a limited liability company formed by NBC Enterprises (now NBC Universal) and us to produce and syndicate first-run broadcast and original-for-cable programming. We also broadcast programming produced or distributed by NBC/Hearst-Argyle Syndication, LLC.  This investment is accounted for under the equity method.  Our share of the income or loss in NBC/Hearst-Argyle Syndication, LLC is included in Equity in income of affiliates, net in the accompanying Condensed Consolidated Statements of Income. Emerson Coleman, our Vice President, Programming, is a member of the Board of Directors of NBC/Hearst-Argyle Syndication, LLC, from which he does not receive compensation for his services.

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

Small Business Television.   The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and nine month period ended September 30, 2005 these sales generated revenue of approximately $0.3 million and $1.0 million, respectively, of which approximately $0.1 and $0.5 million was distributed to SBTV, respectively, and approximately $0.2 million and $0.5 million was distributed to the Company, respectively.  In the three and nine month period ended September 30, 2004 these sales generated revenue of approximately $0.3 million and $0.8 million, respectively, of which approximately $0.1 and $0.4 million was distributed to SBTV, respectively, and approximately $0.2 million and $0.4 million was distributed to the Company, respectively.  Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.  In November 2004, NBC Weather Plus Network (“Weather Plus”) was formed to launch the first digital local and national weather network using a portion of the digital spectrum of NBC affiliated television stations.  Weather Plus is a 50/50 joint venture between two member limited liability companies:  NBC News Bureaus, Inc. and Weather Network Affiliates Company, LLC.  NBC-affiliated stations may participate in the venture by investing in Weather Network Affiliates Company, LLC.  We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in eight of our markets—Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster and New Orleans (which is temporarily unavailable due to hurricane disruption).  Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC.  Mr. Mackin does not receive compensation for his Board service.  We account for this investment using the cost method.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the three and nine months ended September 30, 2005 and 2004.

12.    Retirement Plans and Other Post-Retirement Benefits

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and nine months ended September 30, 2005 and 2004:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Service cost	$2,258	$1,844	$6,773	$5,532
Interest cost	2,165	1,916	6,496	5,747
Expected return on plan assets	(2,447)	(2,235)	(7,342)	(6,705)
Amortization of prior service cost	108	124	324	370
Amortization of transitional (asset) obligation	1	(23)	3	(71)
Recognized actuarial loss	739	357	2,216	1,076
Net periodic pension cost	$2,824	$1,983	$8,470	$5,949

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three and nine months ended September 30, 2005 and 2004:

	Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Service cost	$20	$21	$60	$63
Interest cost	84	85	252	255
Amortization of prior service cost	5	5	15	15
Amortization of transitional obligation	5	5	15	15
Amortization of net loss	4	6	12	18
Net periodic pension cost	$118	$122	$354	$366

Contributions

During the three and nine months ended September 30, 2005, we made contributions of $17.7 million and $18.9 million, respectively, to our defined benefit plans and $0.1 million and $0.4 million, respectively, to our post-retirement benefit plans.  During the fourth quarter of 2005, the Company expects to contribute approximately $0.8 million to the Pension Plans and approximately $0.1 million to the post-retirement benefit plan.

13.     Other Commitments and Contingencies

The Company has guaranteed the payments by its Capital Trust on the Redeemable Convertible Preferred Securities.  As of September 30, 2005, $130.0 million of Series B Redeemable Convertible Preferred Securities remained outstanding.  The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust.  The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the Company’s Common Stock.

ITEM 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•                  Executive Summary

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements

Executive Summary

Hearst-Argyle Television, Inc. and subsidiaries (hereafter “we” or “our” or the “Company”) owns and operates 25 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations, one independent television station, and two radio stations (the “Managed Stations”) in exchange for a management fee. Results of operations for the three and nine months ended September 30, 2005 and 2004 include (i) the results of our 24 television stations, which were owned for all periods presented; (ii) the results of operations of WMTW-TV since July 1, 2004; and (iii) the management fees derived by the three television and two radio stations managed by us for all periods presented.

Quarter Highlights

•                  Total revenue decreased 15% primarily due to (i) the decrease in political revenue as a result of the normal, cyclical nature of the television broadcasting business, in which advertising by candidates for political office significantly increases in even-numbered election years such as 2004 and (ii) a decrease in Olympic revenue.  During third quarter 2004, the Company’s ten NBC affiliates broadcast the summer Olympic games.

•                  During the quarter, the Company was directly affected by Hurricane Katrina.  We own and operate WDSU-TV, the NBC affiliate serving New Orleans, Louisiana, the nation’s 43rd largest television market.  We estimate that WDSU lost $1.5 million of revenue during the quarter and our stations incurred approximately $1.7 million in incremental expenses due to the hurricane.  Also, we wrote off $2.4 million of net book value of property, plant and equipment damaged by the storm and recorded a $2.4 million receivable due from our property insurers, which offset the impact of the loss in the income statement.

•                  Cash increased to $126.7 million as of September 30, 2005 from $103.2 million as of June 30, 2005 and $92.2 million as of December 31, 2004.

Results of Operations

Three Months Ended September 30, 2005

Compared to Three Months Ended September 30, 2004

Total revenue.    Total revenue includes:

(i)             cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)          network compensation; and

(iii)       other revenue (including retransmission revenue).

Total revenue in the three months ended September 30, 2005 was $164.2 million as compared to $194.0 million in the three months ended September 30, 2004, a decrease of $29.8 million or 15%. This decrease was primarily attributable to the following factors:

(i)             a $19.7 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2004);

(ii)          a $19 million decrease in net Olympic revenue;

(iii)       a $2.9 million decrease in network compensation;

(iv)      a 10% decrease in our largest advertising category, automotive; partially offset by

(v)         an increase in the retail, pharmaceutical, furniture and housewares categories; and

(vi)      a $2.3 million increase in retransmission revenue.

Salaries, benefits and other operating costs.    During the three months ended September 30, 2005, salaries, benefits and other operating costs were $94.1 million, as compared to $89.4 million in the three months ended September 30, 2004, an increase of $4.7 million or 5%.  This increase was primarily due to:

(i)             a $1.8 million, or 4%, increase in payroll expense due to news gathering and general and administrative expense;

(ii)          $1.7 million in incremental expenses due to Hurricane Katrina.

(iii)       $1.2 million in music license fee expense in the three months ended September 30, 2005 compared to $0.1 million for the three months ended September 30, 2004.  The $1.0 million increase in music license fees is due to the settlement of a contract in 2004 that offset the music license fee expense; and

(iv)      a $0.7 increase in pension expense.

Amortization of program rights.  Amortization of program rights was $15.2 million in the three months ended September 30, 2005, as compared to $15.4 million in the three months ended September 30, 2004, substantially unchanged reflecting a stable line-up of syndicated programs.

Depreciation and amortization.   Depreciation and amortization was $12.4 million in the three months ended September 30, 2005, as compared to $12.5 million in the three months ended September 30, 2004, a decrease of $0.1 million.  Depreciation expense was $10.9 million in the three months ended September 30, 2005, as compared to $11.0 million in the three months ended September 30, 2004, a decrease of $0.1 million or 1%.  Amortization was $1.5 million in the three months ended September 30, 2005 and 2004, and principally results from amortization related to advertiser client base and network affiliations.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were unchanged at $6.0 million in the three months ended September 30, 2005 and September 30, 2004.

Operating income.    Operating income was $36.5 million in the three months ended September 30, 2005, as compared to $70.7 million in the three months ended September 30, 2004, a decrease of $34.2 million or 48%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $15.4 million in the three months ended September 30, 2005, as compared to $15.8 million in the three months ended September 30, 2004, a decrease of $0.4 million or 3% due to an increase in interest income.

Interest expense, net—Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $2.4 million for the three months ended September 30, 2005 compared to $3.8 million for the three months ended September 30, 2004.  The $1.4 million decrease results from the redemption of the $72.2 million Series A Debentures on December 31, 2004.

Other expense. Other expense was zero in the three months ended September 30, 2005, as compared to $2.5 million in the three months ended September 30, 2004. The $2.5 million represented a write down of the carrying value of our investment in ProAct Technologies Corporation.

Equity in income of affiliates, net.  Equity in income of affiliates, net was $0.5 million in the three months ended September 30, 2005 and September 30, 2004.  Increases in net income of IBS/HATV LLC, which operates our station websites, were offset by our share of losses from a new investment in a start-up company.   Equity in income of affiliates, net represents our equity interests in the financial results of unconsolidated affiliates.

Income taxes.    We recorded an income tax expense of $7.5 million in the three months ended September 30, 2005, as compared to income tax expense of $18.7 million in the three months ended September 30, 2004, a decrease of $11.2 million due to a decrease in income before income taxes from $49.2 million in the three months ended September 30, 2004 to $19.1 million in the three months ended September 30, 2005.

The effective tax rate for the three months ended September 30, 2005 was 39.0% as compared to 38.1% for the three months ended September 30, 2004.  The Company expects its effective tax rate for the remaining interim period for the year ending December 31, 2005 to be approximately 39.0%.

Net income.    Net income was $11.7 million in the three months ended September 30, 2005, as compared to $30.4 million in the three months ended September 30, 2004, a decrease of $18.7 million or 61%.  This decrease was due to the items discussed above.

 Nine Months Ended September 30, 2005

Compared to Nine Months Ended September 30, 2004

Total revenue in the nine months ended September 30, 2005 was $514.9 million as compared to $558.8 million in the nine months ended September 30, 2004, a decrease of $43.9 million or 8%. This decrease was primarily attributable to the following factors:

(i)             a $38.7 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered years (such as 2004);

(ii)          a $19.0 million decrease in net Olympic revenue;

(iii)       a $7.6 million decrease in network compensation;

(iv)      a 3% decrease in our largest advertising category, automotive; partially offset by

(v)         an increase in advertising in the categories of retail,  pharmaceutical and furniture and housewares; and

(vi)      a $3.8 million increase in retransmission revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $273.3 million in the nine months ended September 30, 2005, as compared to $261.2 million in the nine months ended September 30, 2004, an increase of $12.1 million or 5%.  This increase was primarily due to:

(i)             a $4.0 million increase in Salaries, benefits and other operating costs resulting from the acquisition of WMTW-TV on July 1, 2004 included in our results for the six months ended June 30, 2005;

(ii)          a $3.2 million increase in payroll expense due to news gathering, promotional and sales expenses;

(iii)       a $1.9 million increase in pension and benefit expenses; and

(iv)      $1.7 million in incremental expenses due to Hurricane Katrina.

Amortization of program rights.  Amortization of program rights was $45.6 million and $45.5 million in the nine months ended September 30, 2005 and 2004, respectively.

Depreciation and amortization.   Depreciation and amortization was $38.9 million in the nine months ended September 30, 2005, as compared to $37.3 million in the nine months ended September 30, 2004, an increase of $1.6 million or 4%.  Depreciation expense was $34.4 million in the nine months ended September 30, 2005, as compared to $32.8 million in the nine months ended September 30, 2004, an increase of $1.6 million or 5%.  This increase was primarily due to increased depreciation expense from recent capital expenditures and the additional depreciation from WMTW-TV.  Amortization was $4.5 million in the nine months ended September 30, 2005 and 2004, and principally results from amortization related to separately identified intangible assets, advertiser client base and network affiliations.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $17.6 million in the nine months ended September 30, 2005, as compared to $17.8 million in the nine months ended September 30, 2004, a decrease of $0.2 million or approximately 1%.  This decrease was primarily due to decreases in professional services expense.

Operating income.    Operating income was $139.5 million in the nine months ended September 30, 2005, as compared to $197.1 million in the nine months ended September 30, 2004, a decrease of $57.6 million or 29%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $46.9 million in the nine months ended September 30, 2005, as compared to $48.3 million in the nine months ended September 30, 2004, a decrease of $1.4 million or 3% due to an increase in interest income.

Interest expense, net — Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $7.3 million for the nine months ended September 30, 2005 compared to $11.3 million for the nine months ended September 30, 2004.  The decrease of $4.0 million results from the redemption of the $72.2 million Series A Debentures on December 31, 2004.

Other expense. Other expense was zero in the nine months ended September 30, 2005, as compared to $2.5 million in the nine months ended September 30, 2004. The $2.5 million represented a write down of the carrying value of our investment in ProAct Technologies Corporation.

Equity in income of affiliates, net.  Equity in income of affiliates, net was $1.5 million in the nine months ended September 30, 2005, as compared to $1.2 million in the nine months ended September 30, 2004, an increase of $0.3 million.  This increase was primarily due to an increase in net income of IBS/HATV LLC, which operates our station websites, partially offset by our share of losses from a new investment in a start-up company.  Equity in income of affiliates, net represents our equity interests in the financial results of unconsolidated affiliates.

Income taxes.    We recorded an income tax benefit of $3.6 million in the nine months ended September 30, 2005, as compared to an income tax expense of $51.9 million in the nine months ended September 30, 2004, a decrease of $55.5 million.  This decrease was due to (i) a decrease in income before income taxes from $136.2 million in the nine months ended September 30, 2004 to $86.8 million in the nine months ended September 30, 2005; (ii) $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the period ended June 30, 2005; and (iii) a deferred tax benefit of $5.5 million as a result of Ohio tax law changes.

The effective tax rate for the nine months ended September 30, 2005 was (4.1)%, as compared to 38.1% for the nine months ended September 30, 2004.  The nine months ended September 30, 2005 effective tax rate included a credit to the tax provision of $31.9 million as a result of the settlement of certain tax return examinations and a deferred tax benefit of $5.5 million as a result of Ohio tax law changes the impact of which are reflected as of the law’s enactment date (June 30, 2005) in accordance with FAS 109.

Net income.    Net income was $90.4 million in the nine months ended September 30, 2005, as compared to $84.3 million in the nine months ended September 30, 2004, an increase of $6.1 million or 7%.  This increase was due to the items discussed above.

Liquidity and Capital Resources

As of September 30, 2005, our cash and cash equivalents balance was $126.7 million, as compared to $92.2 million as of December 31, 2004, an increase of $34.5 million as compared to an increase of $55.1 in the comparable period in the prior year.  The change in cash and cash equivalents  for the nine months ended September 30, 2005 and September 20, 2004 were as follows:

	Nine months ended September 30,
	2005	2004
	(Unaudited) (In thousands)
Cash provided by operating activities	$97,806	$141,000
Cash used for investing activities	(31,401)	(64,117)
Cash used for financing activities	(31,919)	(21,827)
Increase (decrease) in cash and cash equivalents	$34,486	$55,056

Operating Activities

Net cash provided by operating activities was $97.8 million in the nine months ended September 30, 2005, as compared to $141.0 million in the nine months ended September 30, 2004, a decrease of $43.2 million or 31%. This decrease was primarily due to a decrease in our net revenue compared to the same period in 2004.

Investing Activities

Net cash used in investing activities was $31.4 million in the nine months ended September 30, 2005, as compared to $64.1 million in the nine months ended September 30, 2004, a decrease of $32.7 million or approximately 51%.  This decrease is primarily due to:

(i)               the purchase of WMTW-TV on July 1, 2004 for $38 million; partially offset by

(ii)            investments in Ripe TV and USDTV in the nine months ended September 30, 2005 for $6.4 million.

During the nine months ended September 30, 2005 and 2004, and as projected for the full year ended December 31, 2005, our primary investing activities are equipment purchases related to digital, maintenance and special projects as follows (in thousands):

	Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	(Estimated) 2005
Digital	$4.9	$0.7	$7.0
Maintenance	11.4	15.0	18.0
Special	8.7	10.4	15.0
Total	$25.0	$26.1	$40.0

Financing Activities

Net cash used in financing activities was $31.9 million in the nine months ended September 30, 2005, as compared to $21.8 million in the nine months ended September 30, 2004, an increase of $10.1 million. This increase was primarily due to:

(i)             the redemption of our preferred stock of $11.3 million in January 2005 compared to a redemption of $1.6 million in January 2004; and

(ii)          a payment of $19.5 million in common stock dividends during the nine months ended September 30, 2005 compared to $16.7 million paid in the nine months ended September 30, 2004; partially offset by

(iii)       the repurchase of $9.4 million of Series A common stock during the nine months ended September 30, 2005 compared to $10.9 million in the nine months ended September 30, 2004; and

(iv)      proceeds from stock option exercises and employee stock purchases of $8.2 million in the nine months ended September 30, 2005 compared to $8.4 million in the nine months ended September 30, 2004.

New Credit Facility and Other Long Term Debt

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt.  The new credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  On the same day, we capitalized $1.1 million of costs related to the credit facility.  Outstanding principal balances under the credit facility will bear interest at our option at either LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the Credit Facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have not borrowed under this credit facility as of September 30, 2005.

As of September 30, 2005, our long-term debt obligations, exclusive of capital lease obligations, were $882.2 million, all of which mature after 2005.  All of our long-term debt obligations as of September 30, 2005 bear interest at a fixed rate.  The Company’s credit ratings for its long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of September 30, 2005.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage, interest coverage and consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of September 30, 2005.

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

Forward-Looking Statements

This report includes or incorporates forward-looking statements.  We based these forward-looking statements on our current expectations and projections about future events.  These forward looking statements generally can be identified by the use of phrases such as “anticipate”, “will”, “likely”, “plan”, “believe”, “expect”, “intend”, “project” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, operating expenses, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors.  Those factors include the impact on our operations from

•                  Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of September 30, 2005, we do not have any outstanding floating rate debt.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended September 30, 2005. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2005.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

 Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases made by Hearst Broadcasting during the three months ended September 30, 2005 of our Series A Common Stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 — July 31	330,550	$24.31	330,550	692,044
August 1 — August 31	37,118	$25.01	37,118	654,926
September 1 — September 30	176,400	$25.09	176,400	5,478,526	(1)
Total	544,068		544,068

(1)          On September 28, 2005, The Hearst Corporation (“Hearst”) and its indirect wholly-owned subsidiary Hearst Broadcasting, Inc. (“Hearst Broadcasting”), filed an amendment to their report of beneficial ownership on Schedule 13D with the Securities and Exchange Commission (“SEC”) to report an increase in Hearst Broadcasting’s authorization to purchase the Company’s Series A common stock from 20 million to 25 million shares.   Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. On September 28, 2005 Hearst filed an amendment to its report of beneficial ownership on Schedule 13D with the Securities and Exchange Commission (“SEC”) to reflect this increased purchase authorization.

As of September 30, 2005, Hearst owned approximately 45% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock representing in the aggregate approximately 69.4% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended September 30, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 — July 31	—	$—	—
August 1 — August 31	37,118	$25.01	37,118
September 1 — September 30	—	$—	—	$199,019,675	(1)
Total	37,118		37,118

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of September 30, 2005, the Company has spent approximately $101.0 million to repurchase approximately 4.0 million shares of Series A Common Stock at an average price of $25.05. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, General Counsel and Secretary

Dated:	October 28, 2005

Name

Title

Date

/s/ HARRY T. HAWKS	Executive Vice President	October 28, 2005
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)