Form 10-K
period 2005-12-31
HEARST ARGYLE TELEVISION INC
filed 2006-02-27
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or other jurisdiction of	74-2717523
incorporation or organization)	(I.R.S. Employer Identification No.)

888 Seventh Avenue
New York, NY 10106	(212) 887-6800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value $.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐   No☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates on June 30, 2005 based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $482,091,302.

Shares of the registrant’s Common Stock outstanding as of February 15, 2006: 92,669,867 shares (consisting of 51,371,219 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•                  Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

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

•                  Changes in advertising trends and our advertisers’ financial condition; and

•                  Volatility in programming costs, industry consolidation, technological developments, and major world events.

For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. “Risk Factors” beginning on page 14. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HEARST-ARGYLE TELEVISION, INC.

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.   BUSINESS

General

Hearst-Argyle Television, Inc. (the “Company” or “we”) is one of the country’s largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 28 television stations reaching approximately 18.2% of television households in the United States. Our 13 ABC-affiliated television stations, which reach 8.4% of U.S. television households, comprise the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which reach 7.3% of U.S. television households, comprise the second largest NBC affiliate group. We own two CBS-affiliated television stations and one WB station, and we also manage one UPN station and one independent station for The Hearst Corporation (“Hearst”). Our primary corporate objective is to optimize the ratings, revenue and profit potential of our stations. We believe that local news leadership, and the effective showcasing of network and syndicated programs, drive market-competitive ratings, revenue share and station profitability. In addition, we operate Internet sites at each of our stations, which provide supplemental news, weather, information and entertainment content, and which are part of a nation-wide network of Internet sites we have built with other companies in the media industry. Also, as part of our ongoing initiative to explore additional uses of our digital spectrum, we participate in the joint venture that launched the NBC Weather Plus Network, the first ever 24/7, all digital, local and national broadcast network, which we currently broadcast in eight of our NBC markets on a multicast stream with our main digital channel. We also manage two radio stations which are owned by Hearst.

We provide, through our local television stations, free over-the-air programming to our communities’ television viewing audiences. Our programming includes three main components:

•                  programs produced by networks with which we are affiliated, such as ABC’s Grey’s Anatomy, NBC’s Law and Order and CBS’ CSI: Crime Scene Investigation, and special event programs like The Academy Awards, the Olympics and the Superbowl;

•                  programs that we produce at our stations, such as local news, weather, sports and entertainment; and

•                  first-run syndicated programs that we acquire, such as The Oprah Winfrey Show and Dr. Phil.

In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations and Internet sites also provide public service announcements and political coverage and sponsor community service projects and other public initiatives.

Our primary source of revenue is the sale of commercial air time to advertisers. Our objectives are to meet the needs of our advertising customers and to increase our advertiser base by delivering mass audiences in key demographics, primarily in the top 75 U.S. markets. We seek to attract our television audience by providing leading local news programming and compelling network and syndicated programs at each of our stations, 20 of which are in the top 50 markets. In addition to offering advertising customers commercial air time, we offer a variety of marketing programs, including community events, sponsorships and advertising opportunities on our stations’ Internet sites.

Excellence in news coverage is a key determinant to a station’s competitive, operational and financial success. We focus on the coverage of local and national issues, breaking news, accurate and timely monitoring of local weather conditions and the latest information at times of emergencies, as well as coverage of political issues, candidates, debates, and elections. We typically rank either first or second (in total household ratings and by share of demographic audience, adults aged 25-54) in local morning and evening news programs in at least 19 of the 25 markets where we produce news. In addition, our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors in recent years, including three consecutive Walter Cronkite Awards bestowed by the University of Southern California’s Annenberg School for Communication, Edward R. Murrow Awards, George Foster Peabody Awards, Alfred I. duPont Columbia Awards, National Headliner Awards, the NAB Service to America Award, as well as numerous state and local Emmy and Associated Press honors.

We also believe that capitalizing on the opportunities afforded the television industry by digital media, such as digital multi-casting, streaming on broadband and video-on-demand, is important to our future success. We devote substantial energy and resources to integrating such media into our business and have invested in select companies which we believe are well-positioned for emerging trends in digital media.

For the year ended December 31, 2005, we had revenue of $706.9 million, employed 3,380 full-time and part-time employees and operated in 25 U.S. markets. Information about our financial results is discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 23, and presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 40.

Hearst-Argyle is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the ticker symbol “HTV”.

Company Background

Hearst-Argyle Television, Inc. was formed in August 1997 when Hearst combined its television broadcast group and related broadcast operations (the “Hearst Broadcast Group”) with those of Argyle Television, Inc. (“Argyle”).

Founded by William Randolph Hearst in 1887, The Hearst Corporation entered the broadcasting business in 1928 with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation’s 19th television station. That same year, WLWT-TV, in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation’s 20th television station and WDSU-TV, in New Orleans, Louisiana, later to become a Pulitzer station, was launched as the nation’s 48th television station. By 1997, when Hearst and Argyle combined their broadcast operations to form our company, the two companies had a total of 15 owned and managed television stations and two managed radio stations.

Since that time, we have acquired additional television stations through asset purchase, asset exchange or merger transactions, including merger transactions in 1999 with Pulitzer Publishing Company, in which we acquired nine television stations and five radio stations, and with Kelly Broadcasting Company, in which we acquired our television stations in Sacramento, California, and a three-party asset exchange transaction in 2001 pursuant to which we sold three Phoenix, Arizona radio stations and acquired WMUR-TV, Manchester, New Hampshire. In 2004, we purchased an ABC affiliate, WMTW-TV, in Portland, Maine.

We also have a strategic equity investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”). Each of our stations has a corresponding Internet site produced and managed by Internet Broadcasting which provides supplemental news, weather, information and entertainment content and a state-of-the-art technology infrastructure. These Internet sites are part of a nation-wide network of local Internet sites that we and Internet Broadcasting have built with other partners in the media industry. The Internet Broadcasting network provides local Internet coverage of 57 markets, comprising 64% of U.S. households. In addition, in 2005 we made strategic equity investments in Ripe Digital Entertainment, Inc. (“Ripe TV”), an advertising-supported free digital video-on-demand program service, and U.S. Digital Television, LLC (“USDTV”), a national digital television programming distribution service using portions of the digital television spectrum. In December 2005, we concluded our syndicated programming joint venture with NBC Universal, although we expect to continue to work together on selected projects. We also have a minority interest in the Arizona Diamondbacks major league baseball team, which we acquired in the Pulitzer transaction.

As of February 15, 2006, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation (“Hearst Holdings”), and Hearst Broadcasting, Inc., a Delaware corporation (“Hearst Broadcasting”), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the “Series B Common Stock,” and together with our Series A Common Stock, par value $.01 per share, the “Series A Common Stock,” the “Common Stock”) and approximately 47.81% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 71.07% of the outstanding voting power of our Common Stock (except with regard to the election of directors, which is discussed below). On February 15, 2006, Hearst Broadcasting also owned 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, our wholly-owned subsidiary trust. Hearst Broadcasting may convert the Series B Redeemable Convertible Preferred Securities into 986,131 shares of our Series A Common Stock, representing in the aggregate approximately 1.06% of the outstanding voting power (except with respect to the election of directors, which is discussed below) of our Common Stock as of February 15, 2006. Because of Hearst’s ownership, we are considered a “controlled company” under New York Stock Exchange rules.

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

The Stations

We own 25 television stations. In addition, we manage three television stations (WMOR-TV in Tampa, Florida, WPBF-TV in West Palm Beach, Florida and KCWE-TV in Kansas City, Missouri) and two radio stations (WBAL-AM and WIYY-FM in Baltimore, Maryland), all of which, except KCWE-TV, are owned by Hearst. Of the 28 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas (“DMAs”) according to Nielsen Media Research (“Nielsen”) estimates for the 2005-2006 television broadcasting season. Our management of KCWE-TV allows Hearst to fulfill its obligations under a Program Service and Time Brokerage Agreement between Hearst and the licensee of KCWE-TV (the “Missouri LMA”). On August 9, 2005, Hearst entered into an agreement to purchase KCWE-TV; an application requesting consent to the assignment of KCWE’s license to Hearst is pending with the Federal Communications Commission (the “FCC”).

The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2005:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel	Digital Channel	Percentage Of U.S. Television Households(3)
WCVB	Boston, MA	5	ABC	5	20	2.155%
WMUR	Manchester, NH(4)	5	ABC	9	59	—
WMOR	Tampa, FL	12	IND	32	19	1.552%
KCRA	Sacramento, CA	19	NBC	3	35	1.221%
KQCA	Sacramento, CA(5)	19	WB	58	46	—
WESH	Orlando, FL	20	NBC	2	11	1.221%
WTAE	Pittsburgh, PA	22	ABC	4	51	1.061%
WBAL	Baltimore, MD	24	NBC	11	59	0.988%
KMBC	Kansas City, MO	31	ABC	9	7	0.820%
KCWE	Kansas City, MO(6)	31	UPN	29	31	—
WISN	Milwaukee, WI	33	ABC	12	34	0.799%
WLWT	Cincinnati, OH	34	NBC	5	35	0.799%
WYFF	Greenville, SC	35	NBC	4	59	0.740%
WPBF	West Palm Beach, FL	38	ABC	25	16	0.682%
WGAL	Lancaster, PA	41	NBC	8	58	0.641%
WDSU	New Orleans, LA	43	NBC	6	43	0.610%
KOCO	Oklahoma City, OK	45	ABC	5	7	0.595%
KOAT	Albuquerque, NM	46	ABC	7	21	0.593%
WXII	Greensboro, NC	47	NBC	12	31	0.592%
WLKY	Louisville, KY	50	CBS	32	26	0.584%
KITV	Honolulu, HI	72	ABC	4	40	0.377%
KCCI	Des Moines, IA	73	CBS	8	31	0.375%
WMTW	Portland-Auburn, ME	74	ABC	8	46	0.369%
KETV	Omaha, NE	75	ABC	7	20	0.363%
WAPT	Jackson, MS	89	ABC	16	21	0.298%
WPTZ/WNNE	Plattsburgh, NY/Burlington, VT	90	NBC	5/31	14/23	0.296%
KHBS/KHOG	Fort Smith/Fayetteville, AR	104	ABC	40/29	21/15	0.248%
KSBW	Monterey-Salinas, CA	125	NBC	8	10	0.198%
	TOTAL					18.177%

(1)        Television market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national “spot” and local advertising time) among the 210 generally recognized DMAs in the U.S., based on Nielsen estimates for the 2005-2006 season.

(2)        ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; UPN refers to The United Paramount Network; and WB refers to The WB Television Network.

(3)        Based on Nielsen estimates for the 2005-2006 season.

(4)        Because WMUR and WCVB are both in the Boston DMA, the FCC counts audience reach in this DMA only once for the two stations.

(5)        Because KQCA and KCRA are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(6)        Because KCWE and KMBC are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

The following table sets forth certain information for each of our managed radio stations:

Station	Market		Market Rank(1)	Format
WBAL (AM)	Baltimore, MD	(2)	21	News/Talk
WIYY (FM)	Baltimore, MD	(2)	21	Rock

(1)        Radio market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron’s Fall 2005 Radio Market Report.

(2)        We manage WBAL (AM) and WIYY (FM) under a management agreement with Hearst.

We have an option to acquire WMOR-TV and Hearst’s interests with respect to KCWE-TV, at their fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters (and we may withdraw any option exercise after we receive the third-party appraisal). However, if Hearst elects to sell either station during the option period, we will have a right of first refusal to acquire that station substantially on the terms agreed upon between Hearst and the potential buyer. We also have a right of first refusal to purchase WPBF-TV if Hearst proposes to sell the station to a third party  We will exercise any option or right of first refusal related to these properties by action of our independent directors. The option periods and the rights of first refusal expire in December 2006.

Network Affiliations

General.   Twenty-seven of our 28 owned or managed television stations are affiliated with one of the following networks pursuant to a network affiliation agreement: ABC (13 stations), NBC (10 stations), CBS (two stations), UPN (one station) and WB (one station). WMOR-TV in Tampa, Florida currently operates as an independent station.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the applicable network. In return, the network has the right to sell a significant portion of the advertising time during those broadcasts. The duration of a majority of our stations’ affiliations with their networks has exceeded 40 years and, for certain stations, has continued for more than 50 years. Our two radio stations also have an affiliation agreement with a network that provides certain content (e.g., news and sports) for the stations. However, our radio stations are less dependent on their affiliation agreements for programming.

Network Compensation. Historically, the traditional broadcast television networks have paid compensation to their affiliates in exchange for the broadcasting of network programming. In recent years, network compensation has been reduced and in the future may be eliminated. Our affiliation agreements with NBC and CBS provide for compensation that is weighted toward the first part of the term and declines to zero by the end of the term.  In addition, more recently established networks generally have paid little or no cash compensation for the clearance of network programming or have required payment from their affiliates.

ABC.   The term of each affiliation agreement for our ABC-affiliated stations—WCVB, WMUR, WTAE, KMBC, WISN, WPBF, KOCO, KOAT, KITV, WMTW, KETV, WAPT and KHBS/KHOG — is for a period of five years, expiring December 31, 2009.

NBC.   The term of the affiliation agreement for our NBC-affiliated stations—KCRA, WESH, WBAL, WLWT, WYFF, WGAL, WDSU, WXII, WPTZ/WNNE and KSBW—is for a period of nine years, six months, expiring December 31, 2009. In addition, certain of our NBC stations have become affiliates of the NBC Weather Plus network. See “Digital Media Initiatives.”

CBS.   The term of each affiliation agreement for our CBS-affiliated stations—WLKY and KCCI—is for a period of ten years, expiring June 30, 2015.

UPN and WB.   The UPN affiliation agreement with KCWE is for an initial 10-year term expiring August 31, 2008. The WB affiliation agreement with KQCA is for an initial term of three years, expiring September 30, 2006. Unlike affiliates of ABC, CBS or NBC, KQCA may be required to pay compensation to WB (based upon ratings it generates) in exchange for the broadcast rights to WB’s programming.

On January 24, 2006, Warner Brothers and CBS Corp., respective owners of the WB and UPN networks, announced that the WB and UPN networks will be discontinued in the fall of 2006. They also announced that a network called “CW” would be created. The announcement stated that a competitor of KQCA will become the CW affiliate in Sacramento and, accordingly, we expect KQCA’s current affiliation will terminate. No announcement has been made regarding CW affiliations in Kansas City and, accordingly, we cannot predict at this time the effect the discontinuation of the UPN network will have on KCWE.

On February 22, 2006, News Corporation announced that it was creating a new prime-time network called My Network TV to provide shows to several stations it owns that are losing programming because of the discontinuation of the WB and UPN networks. The announcement also stated that the network’s programming would be offered to other independent stations around the country.

Digital Media Initiatives

We and other companies in the media industry have partnered with Internet Broadcasting to build a nation-wide network of local Internet sites. The Internet Broadcasting network, which covers 57 markets and reaches 64% of U.S. households, drew on the average 11.4 million unique viewers and 303.2 million page views per month during 2005. As part of this network we have Internet sites for each of our stations which are produced and managed by Internet Broadcasting on their technology platform, and which provide news, weather, entertainment and other information that complement our stations’ programming. Our Internet sites drew a combined average 3.8 million unique viewers and 70.4 million page views per month during 2005. These Internet sites also serve a crucial community service: in the aftermath of Hurricane Katrina, our station WDSU-TV provided continuous coverage to the New Orleans community by telecasting over its Internet site, www.WDSU.com, after the evacuation of our broadcast facilities. In the week after the hurricane alone, our New Orleans Internet site served 12.4 million page views and 1.3 million live video streams, and the Internet Broadcasting nation-wide network of Internet sites recorded 115.8 million page views and 3.4 million live streams. Harry T. Hawks, our Executive Vice President and Chief Financial Officer, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer and Terry Mackin, our Executive Vice President, serve on the Board of Directors of Internet Broadcasting.

In addition, we and Internet Broadcasting have recently launched an array of new Internet-based and wireless content services. These services include mobile Web content delivery via wireless application protocol (“WAP”). We have also developed a strategy to offer new features on our stations’ Internet sites, including the following:

•                                                Podcasts of local station news and information programs;

•                                                Live video streams of breaking news events;

•                                                Access to news and information video clips archives;

•                                                Timely blogs written by station news talent; and

•                                                Access to a news page where station Internet users can obtain content representing their individual  interests.

We intend to continue to aggressively expand our on-demand and personalized news content offerings to meet the changing needs of our viewers.

In September 2005 we made an equity investment in USDTV. USDTV was formed to provide a national, subscription-based, digital television programming distribution service using portions of the digital television spectrum. Currently, the program service, which consists of local television station signals combined with the most popular cable networks, is available in Albuquerque, New Mexico, Las Vegas, Nevada, Salt Lake City, Utah and Dallas, Texas. In addition, our station KOAT-TV in Albuquerque, New Mexico, currently leases a portion of its digital spectrum to USDTV. Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, serves on the Board of Directors of USDTV.

In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital, local and national broadcast network. NBC-affiliated stations may participate in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their digital spectrum (as a multi-cast stream together with their main digital channel). We have launched NBC Weather Plus in eight of our NBC markets — Sacramento, Orlando, Baltimore, Cincinnati, Greenville, New Orleans, Lancaster and Winston-Salem — and expect to launch NBC Weather Plus in our two remaining NBC markets in 2006. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC.

In July 2005, we made an equity investment in Ripe TV. Ripe TV was formed in 2003 to create an advertising-supported, free, digital video-on-demand program service. Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via multiple platforms, including digital cable, broadband, and cell phones. Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, serves on the Board of Directors of Ripe TV.

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

Revenue. Television station revenue is derived primarily from local, regional and national advertising and, to a much lesser extent, from network compensation, retransmission revenue and other sources. Advertising rates are set based upon a variety of factors, including

•                                                a program’s popularity among the viewers an advertiser wishes to attract;

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

Competition

General.   Competition in the television industry takes place on three primary levels:

•                                                competition for audience;

•                                                competition for programming; and

•                                                competition for advertisers.

Competition for Audience.   We compete for audience on the basis of program popularity, which consists not only of our locally-produced news, public affairs and entertainment programming, but syndicated and network programming as well. The popularity of our programming has a direct effect on the rates we can charge our advertisers. In addition, although the commercial television broadcast industry historically has been dominated by the broadcast networks ABC, NBC, CBS and FOX, other newer networks and programming originated to air solely via subscription systems, such as cable and satellite systems, have become significant competitors for the broadcast television audience. Currently, broadcast-originated programming accounts for about half of all television viewing.

Other sources of competition for audience include

•                                                home entertainment and recording systems (including VCRs, DVDs, DVRs and playback systems);

•                                                video-on-demand and pay-per-view;

•                                                television game devices;

•                                                the Internet;

•                                                portable digital devices (such as video iPods and cell phones); and

•                                                other sources of home entertainment.

Competition for Programming.  Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. Our stations compete against other local broadcast stations for exclusive local access to first-run product (such as The Oprah Winfrey Show). To a lesser extent, we compete for exclusive local access to off-network reruns (such as Friends). Cable and satellite systems also compete with local stations for programming, and various national cable and satellite networks from time to time have acquired programs that otherwise would have been offered to local television stations.  In addition, networks have recently begun to sell their programming directly to the consumer via portable digital devices such as video iPods and cell phones.

Competition for Advertisers.   Broadcast television stations compete for advertising revenue and marketing sponsorship with other broadcast television stations, and a station’s competitive edge is in large part determined by the success of its programming. Broadcast television stations also compete for advertising revenue with a variety of other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and local cable and satellite system operators serving the same market.

Additional factors relevant to a television station’s competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually  have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of cable television and satellite delivery systems and the commencement of digital broadcasting have reduced the VHF signal’s competitive advantage.

Seasonality, Cyclicality and Materiality of Automotive Advertising

Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits.   The advertising revenue of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical, benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

In addition, the Company derives a material portion of its ad revenue from the automotive industry. Approximately 26.6% of total revenue came from the automotive category in 2004 and 2005 combined. An increase or decrease in revenue from this category therefore will disproportionately impact our operating results.

Federal Regulation of Television Broadcasting

General.   Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act requires the FCC to regulate broadcasting so as to serve “the public interest, convenience and necessity.” The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to

•                                          issue, renew, revoke and modify broadcasting licenses;

•                                          assign frequency bands;

•                                          determine stations’ frequencies, locations and power;  and

•                                          regulate the equipment used by stations.

The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC’s prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite (“DBS”) systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced its regulation of broadcast stations, the FCC continues to regulate matters such as television station ownership, network-affiliate relations, cable and DBS systems’ carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming. In recent years, the FCC has increased its regulatory focus on indecency, which may impact certain of our programming decisions.

The following discussion summarizes the federal statutes and regulations material to our operations, but does not purport to be a complete summary of all the provisions of the Communications Act or of other current or proposed statutes, regulations, and policies affecting our business. The summaries which follow should be read in conjunction with the text of the statutes, rules, regulations, orders, and decisions described herein.

License Renewals.   Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent’s application for license renewal.

The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License
WCVB	Boston, MA	April 1, 2007
WMUR	Manchester, NH(1)	April 1, 2007
WMOR	Tampa, Fl	February 1, 2013
KCRA	Sacramento, CA	December 1, 2006
KQCA	Sacramento, CA	December 1, 2006
WESH	Orlando, FL	February 1, 2013
WTAE	Pittsburgh, PA	August 1, 2007
WBAL	Baltimore, MD	October 1, 2012
KMBC	Kansas City, MO	February 1, 2006*
KCWE	Kansas City, MO	February 1, 2014
WLWT	Cincinnati, OH	October 1, 2013
WISN	Milwaukee, WI	December 1, 2005*
WYFF	Greenville, SC	December 1, 2004*
WPBF	West Palm Beach, FL	February 1, 2013
WDSU	New Orleans, LA	June 1, 2013
WXII	Greensboro, NC	December 1, 2012
KOCO	Oklahoma City, OK	June 1, 2006*
WGAL	Lancaster, PA	August 1, 2007
KOAT	Albuquerque, NM	October 1, 2006
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2006
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2006
KOFT-DT (satellite station of KOAT)**	Farmington, NM	—(1)
WLKY	Louisville, KY	August 1, 2005*
KCCI	Des Moines, IA	February 1, 2006*
WMTW	Portland-Auburn, ME	April 1, 2007
KITV	Honolulu, HI	February 1, 2007
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2007
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2007
KETV	Omaha, NE	June 1, 2006*
WAPT	Jackson, MS	June 1, 2013
WPTZ	Plattsburgh, NY	June 1, 2007
WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2007
KHBS	Fort Smith, AR	June 1, 2013
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2013
KSBW	Monterey-Salinas, CA	December 1, 2006

(1)          Manchester, New Hampshire is determined by Nielsen to be a part of the Boston DMA.

*                 We have filed for renewal of licenses for these stations, and those applications are pending. A station’s authority to operate is automatically extended while a renewal application is on file and under review.

**          Satellite stations generally retransmit the signal of a primary station, and offer some locally originated programming.

(1)          Our satellite station KOFT-DT in Farmington, NM operates in digital mode only pursuant to a special temporary authority which the FCC must renew every six months.

Ownership Regulation.   The Communications Act and FCC rules limit the ability of individuals and entities to have certain ownership or positional interests in certain combinations of broadcast stations and other media. During 2003, the FCC conducted a comprehensive review of all of its broadcast ownership rules, including the local television ownership rule, national television ownership rule, local radio ownership rule, newspaper/broadcast cross-ownership rule, and radio/television cross-ownership rule. In June 2003, the FCC adopted an order liberalizing most of the ownership rules which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring new stations. Shortly thereafter, however, Congress adopted legislation to overturn and modify the FCC’s liberalization of its national television ownership rule, and the FCC’s other ownership regulations were challenged in the courts. The U.S. Court of Appeals for the Third Circuit affirmed certain of the rules but rejected those affecting local television ownership and local cross-ownership of newspapers and broadcast stations and remanded the matter to the FCC for further proceedings. On June 13, 2005, the United States Supreme Court declined to review the Third Circuit’s decision. During the pendency of the FCC’s review of the ownership rules on remand, the FCC’s pre-June 2003 broadcast ownership rules remain in effect. The FCC’s current ownership rules that are material to our operations are summarized below:

•                  Local Television Ownership.   Under the FCC’s current local television ownership (or “duopoly”) rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as “satellite” stations, which are full-power stations that typically rebroadcast the programming of a “parent” station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a “failed” or “failing” station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

•                  National Television Ownership Cap.   The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households. Before Congress intervened in 2004 and set the cap at 39%, the FCC had increased the cap from 35% to 45%. We are in compliance with the 39% statutorily-mandated national ownership cap.

The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap.  The FCC is currently considering whether to retain the UHF discount. The propriety of the UHF discount will be the subject of further administrative proceedings, but the discount currently remains in effect.

•                  Dual Network Rule.  The dual network rule prohibits a merger between or among any of the four major broadcast television networks— ABC, CBS, FOX and NBC.

•                  Local Radio Ownership. With respect to radio, the maximum allowable number of stations that can be commonly owned in a radio market varies depending on the number of radio stations within that market. In markets with more than 45 stations, one company may own, operate or control eight stations, with no more than five in any one service (AM or FM). In markets of 30-44 stations, one company may own seven stations, with no more than four in any one service; in markets of 15-29 stations, one entity may own six stations, with no more than four in any one service. In markets with 14 commercial stations or less, one company may own up to five stations or 50% of all of the stations, whichever is less, with no more than three in any one service. The FCC’s 2003 rules changed the radio market definition from the contour-overlap method to a generally more restrictive definition using, in most cases, Arbitron markets. The new market definition rule was affirmed by the Third Circuit and currently remains in effect.

•                  Media Cross-Ownership. The FCC’s currently effective rules prohibit the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station’s specified service contour encompasses the entire community where the newspaper is published. While the FCC liberalized this rule in 2003, the new version of the rule remains under review and is not effective. The new rule, if it were adopted, would permit us to acquire stations in certain areas where Hearst, our controlling stockholder, owns newspapers.

The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets, (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations. Our television and radio stations in Baltimore, Maryland, are permanently grandfathered under this rule.

•                  Cable-Television Cross-Ownership.   In January 2003, the FCC repealed its rule that had prohibited common control of a television station and a cable television system in the same local market. Thus, common ownership of a cable system and a television station in the same local market is permissible.

•                  Attribution of Ownership.   Under the FCC’s attribution policies, the following relationships and interests generally are attributable for purposes of the FCC’s  broadcast ownership restrictions:

•                  holders of 5% or more of the licensee’s voting stock, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest;

•                  all officers and directors of a licensee and its direct or indirect parent(s);

•                  any equity interest in a limited partnership or limited liability company, unless properly “insulated” from management activities; and

•                  equity and/or debt interests which in the aggregate exceed 33% of a licensee’s total assets, if the interest holder supplies more than 15% of the station’s total weekly programming, or is a same-market broadcast company, cable operator or newspaper (the “equity/debt plus” standard).

All non-conforming interests acquired before November 7, 1996, are permanently grandfathered and thus do not constitute attributable ownership interests.

Cable and Satellite Carriage of Local Television Signals. Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other multi-channel video programming distributors from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. Stations were required to make cable carriage elections for the period January 1, 2006 to December 31, 2008, by October 1, 2005. We opted to negotiate retransmission consent with most of the cable systems with which we do business.

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent. Stations were required to make satellite carriage elections for the period January 1, 2006 to December 31, 2008, by October 1, 2005.

Cable and satellite systems generally will be required under the FCC’s “must carry” rules to carry a single programming stream transmitted by each local digital television station at the end of the digital television transition. During the transition period, cable operators are required to carry either a station’s analog or digital signals, but not both. After the conversation to digital, cable operators will be required to carry only a station’s primary video programming channel. Therefore, the FCC does not require cable operators to carry additional channels that we may create using our digital spectrum. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital signals of our stations.

In December 2004, Congress enacted the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”). SHVERA extended until December 31, 2009, the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate). SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit a station’s signal out of its DMA into communities in which the station is “significantly viewed” (as that term is defined by the FCC).

Digital Television Service.  The Communications Act and the FCC require television stations to transition from analog television service to digital television service. Recently, Congress passed and the President signed new legislation that establishes a hard transition deadline of February 17, 2009. Until the end of the transition, in general, stations are required to operate both analog and digital facilities.

Indecency Regulation. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. The Commission defines “indecent” content as “language that, in context, depicts or describes sexual or excretory activities or organs in terms patently offensive as measured by contemporary community standards for the broadcast medium.”  “Profane” content has been recently defined by the FCC as “vulgar, irreverent, or coarse language” which includes language that “denote[s] certain of those personally reviling epithets naturally tending to provoke violent resentment or denoting language so grossly offensive to members of the public who actually hear it as to amount to a nuisance.”  In recent years, the FCC and its indecency prohibition have received much attention. Congress is currently considering legislation that would, among other things, raise the maximum amount of existing indecency fines from $32,500 to $500,000.

Employees

As of December 31, 2005, we had approximately 2,984 full-time employees and 396 part-time employees. A total of approximately 934 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.

Available Information

We maintain an Internet site at www.hearstargyle.com. We make available, free of charge, on our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission (“SEC”).

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter and our Compensation Committee Charter are also posted to the corporate governance section of our Internet site. In addition, you may obtain a free copy of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, or our Board committee charters that we file on our Internet site by writing to us at Hearst-Argyle Television, Inc., 888 Seventh Avenue, New York, New York 10106, Attention: Corporate Secretary.

We also make available on our Internet site additional information, including news releases, earnings releases, archived audio Web casts and forthcoming corporate events.

ITEM 1A.    RISK FACTORS

We Depend on Network Affiliation Agreements and Network Programming

Each of the television stations we own or manage is a party to a network affiliation agreement giving such station the right to rebroadcast programs transmitted by the network, except WMOR-TV, in Tampa, Florida, which is currently operating as an independent station. Each affiliation agreement provides the affiliated station with the right to broadcast programs transmitted by the station’s affiliated network. In return, the network has the right to sell a substantial majority of the advertising time during such broadcasts. Thirteen of our stations are parties to affiliation agreements with ABC, 10 with NBC, two with CBS, one with the WB Network and one with UPN. Accordingly, ABC and NBC affiliates account for most of our advertising revenues. Our television viewership levels, and ultimately advertising revenues, for each station are materially dependent upon network programming. Network programming  may not achieve or maintain satisfactory viewership levels. In particular, if ABC or NBC network programming fails to attract viewers or generate satisfactory ratings, our revenues may be adversely affected because of the number of our stations that are affiliated with those two networks. In addition, we may fail to continue to be able to renew our network affiliation agreements with ABC, NBC and CBS, or we may renew them on less favorable terms than we presently have. Further, the discontinuation of the WB and UPN networks in connection with the launch of the CW network may have an adverse impact on our current WB and UPN stations. The termination or non-renewal, or renewal on less favorable terms, of our stations’ network affiliation agreements could adversely affect the viewership of our stations and affect our ability to sell advertising, which could materially decrease our revenue and operating results.

A Decline in Advertising Expenditures and Consumer Acceptance of Our Stations’ Programming Could Adversely Affect our Operating Results

We rely almost entirely upon sales of advertising for our revenues. Our stations compete for advertising revenues with other television stations in their respective markets. They also compete with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and local cable and satellite system operators. Our stations are located in highly competitive markets. Accordingly, our operating results are and will continue to be dependent upon the ability of each of our stations to compete successfully for advertising revenues in its respective market. Our ability to generate advertising revenues is and will continue to be affected by changes in the national economy, as well as by regional economic conditions in each of the markets in which our stations operate. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. If the economic prospects of advertisers or the economy decline, our current or prospective advertisers may purchase less advertising time from us. In addition, if disasters, acts of terrorism, political uncertainty or hostilities occur, our advertisers’ spending priorities may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming. Further, because our revenues depend upon the public’s acceptance of a station’s programming, a decline in programming popularity and audience ratings, or our inability to retain the rights to popular programming, may adversely affect our ability to generate advertising revenues.

Increased Competition Due to Technological Innovation May Adversely Impact our Business

Technological innovation, and the resulting proliferation of programming alternatives such as cable, satellite television, satellite radio, video-on-demand, pay-per-view, the Internet, home video and entertainment systems, portable entertainment systems, and the availability of television programs on DVD and portable digital devices have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, the aggregate viewership of non-network programming distributed via cable television and satellite systems have increased, while the aggregate viewership of the major television networks has declined. New technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, and the Internet, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. If this were to occur, our operating results could be adversely affected.

Other advances in technology, such as increasing use of local-cable advertising “interconnects,” which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. In addition, video compression techniques permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. We expect this ability to reach very narrowly defined audiences to increase competition both for audience and for advertising revenue. In addition, the expansion of competition due to technological innovation has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire programming, which will in turn impair our ability to generate revenue from the advertisers with which we seek to do business.

Increased Programming Costs Could Adversely Affect Our Business and Operating Results

Television programming is one of our most significant operating cost components. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements from their affiliates to share the networks’ programming costs and to change the structure of network compensation. If we become party to an arrangement whereby we share our networks’ programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. In addition, our stations incur costs for all types of on-air and creative talent, including anchors, reporters, writers and producers. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses and therefore adversely affect our business and operating results.

Our Inability to Secure Carriage of Our Stations by Multi-Channel Video Programming Distributors May Adversely Affect Our Business

Cable operators and direct broadcast satellite systems are generally required to carry the analog signal of local commercial television stations pursuant to the FCC’s “must carry” rules. However, these multi-channel video programming distributors are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. In 2005, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2006. At present, we have retransmission consent agreements with the majority of operators for the period January 1, 2006 to at least December 31, 2008. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signal is distributed on less favorable terms, our ability to distribute our programming could be adversely affected.

In addition, although cable operators and direct broadcast satellite systems generally will be required, under the FCC’s current “must carry” rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, the FCC has ruled that it will not require cable operators either to carry both a station’s analog and digital signals during the transition period, or after the conversation to digital, to carry more than a station’s primary video programming channel. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. The limited carriage rights for our digital stations could require us to make significant expenditures to arrange for carriage by cable and DBS systems of our multicast digital signals or result in some of our multicast digital signals not being carried on cable or DBS systems. At present, we have retransmission consent agreements with a number of cable systems operators and satellite providers that require carriage of the analog and certain multicast digital signals of our stations.

Materiality of a Single Advertising Category Could Adversely Affect Our Business

We derive a material portion of our ad revenue from the automotive industry. For example, approximately 26.6% of total revenue came from the automotive category in 2004 and 2005 combined. If automotive-related advertising revenue decreases, or if revenue from another ad category that constitutes a material portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected.

Our Business is Seasonal and Cyclical and Some Years and Quarters Therefore May Be Less Profitable Than Others

Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenue of individual broadcast television stations. The advertising revenue of our stations are generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

The Television Industry is Highly Competitive and Our Competitors May Have Greater Resources Than We Do

The television broadcast industry is highly competitive. Some of the stations that compete with our stations are owned and operated by large national or regional companies that may have greater resources, including financial resources, than we do. Competition in the television industry takes place on several levels:  competition for audience, competition for programming (including news) and, as discussed, competition for advertisers. Our stations may not be able to maintain or increase their current audience share or revenue share. To the extent that certain of our competitors have, or may in the future obtain, greater resources than we have, we may not be able to successfully compete with them.

We Have a Controlling Stockholder

The Hearst Corporation, through its beneficial ownership of our Series A and Series B Common Stock, has voting control of our company. Through its beneficial ownership of 100% of our Series B Common Stock, Hearst also is entitled to elect as a class all but two members of our Board of Directors (currently, 11 of our 13 directors). As a result, Hearst is able to control substantially all actions to be taken by our stockholders, and also is able to maintain control over our operations and business. This control, as well as certain provisions of our Certificate of Incorporation and of Delaware law, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or other transaction involving an actual or potential change of control. Hearst’s voting control also prevents other stockholders from exercising significant influence over our Company’s business decisions.

The Interests and Assets of Our Controlling Stockholder May Adversely Impact Our Ability to Make Certain Acquisitions

The interests of Hearst, which owns or has significant investments in other businesses, including cable television networks, newspapers, magazines and electronic media, may from time to time be competitive with, or otherwise diverge from, our interests, particularly with respect to new business opportunities and future acquisitions. We and Hearst have agreed that, without the prior written consent of the other, neither we nor they will make any acquisition or purchase any assets if such an acquisition or purchase by one party would require the other party to divest or otherwise dispose of any of its assets because of regulatory or other legal prohibitions.

Under current FCC regulations, given the newspaper and other media interests held by Hearst, we are precluded from acquiring television stations in various markets in the United States. While divestiture of a prohibited interest could permit such acquisitions, such a divestiture may not occur or may otherwise adversely impact potential acquisitions. Additionally, Hearst is not precluded from purchasing television stations, newspapers or other assets in other markets. If Hearst were to make such purchases, the FCC rules would preclude us from owning television stations in those markets in the future.

We May Encounter Conflicts of Interest with Our Controlling Stockholder

We and Hearst also have ongoing relationships that may create situations where the interests of the two parties could conflict. For example, we and Hearst are parties to a series of agreements with each other, including

•                  a Management Agreement (whereby we provide certain management services, such as sales, news, programming and financial and accounting management services with respect to certain Hearst-owned or managed television and radio stations);

•                  an Option Agreement (whereby Hearst has granted us an option to acquire certain Hearst-owned or operated television stations, as well as a right of first refusal with respect to another television station if Hearst proposes to sell that station);

•                  a Studio Lease Agreement (whereby Hearst leases space from us for Hearst’s radio broadcast stations);

•                  a Name License Agreement (whereby Hearst permits us to use the Hearst name in connection with our name and operation of our business); and

•                  a Services Agreement (whereby Hearst provides us certain administrative services, such as accounting, financial, legal, tax, insurance, data processing and employee benefits).

Because we and Hearst are affiliates, it is possible that our interests concerning these agreements may from time to time conflict and that more favorable terms than those we have negotiated with Hearst may be available from third parties.

Changes in FCC Regulations and Enforcement Policies May Adversely Affect Our Business

As discussed more fully in Item 1 “Business; Federal Regulation of Television Broadcasting”, our broadcast operations are subject to extensive regulation by the FCC under the Communications Act. If we do not comply with these regulations, in particular the specific regulations discussed below, or if the FCC adopts a rigorous enforcement policy concerning them, our business and operating results could be adversely affected.

Ownership Rules. We must comply with extensive FCC regulations and policies in the ownership of our broadcast stations, which restrict our ability to consummate future transactions and, in certain circumstances, could require us to divest some stations. In general, the FCC’s ownership rules limit the number of television and radio stations that we can own in a market, the number of television stations we can own nationwide, and prohibit ownership of stations in markets where Hearst has interests in newspapers. During 2003, the FCC conducted a comprehensive review of all of its broadcast ownership rules, including the local radio ownership rule, local television ownership rule, national television ownership rule, newspaper/broadcast cross-ownership rule, and radio/television cross-ownership rule. In June 2003, the FCC adopted an order liberalizing most of the ownership rules, which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring new stations. Shortly thereafter, however, the FCC’s new ownership regulations were challenged in the courts. The U.S. Court of Appeals for the Third Circuit affirmed certain of the rules but rejected those affecting local television ownership and local cross-ownership of newspapers and broadcast stations and remanded the matter to the FCC for further proceedings. On June 13, 2005, the United States Supreme Court declined to review the Third Circuit’s decision. During the pendency of the FCC’s review of the ownership rules on remand, the FCC’s pre-June 2003 broadcast ownership rules remain in effect. The actions Congress or the FCC may take and changes in the FCC’s rules may adversely impact our business.

Indecency Rules. Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has vigorously enforced its indecency prohibition, and Congress is currently considering legislation that would, among other things, raise the maximum amount of existing indecency fines from $32,500 to $500,000. The determination of whether content is indecent or profane is inherently subjective, creates uncertainty to our ability to comply with the rules, and impacts our programming decisions. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations.

Fines and Penalties. In recent years, the FCC has also vigorously enforced a number of rules, typically in connection with license renewals. For example, in 2005, the FCC issued fines and sanctions for violations of its equal employment opportunity rules, public inspection file rules, and children’s programming rules. Our stations were not the subject of monetary sanctions in 2005.

Possible Acquisitions, Divestitures or Other Strategic Initiatives May Adversely Impact Our Business

Our management is evaluating, and will continue to evaluate, the nature and scope of our operations and various short-term and long-term strategic considerations. These may include acquisitions or divestitures of, or strategic alliances, joint ventures, mergers or integration or consolidation with, television stations or other businesses, as well as discussions with third parties regarding any of these considerations. In the alternative, our management may decide from time to time that such initiatives are not appropriate.

There are uncertainties and risks relating to each of these strategic initiatives. For example, acquisition opportunities may become more limited as a consequence of the consolidation of ownership occurring in the television broadcast industry.  Also, prospective competitors may have greater financial resources than we do. Future acquisitions may not be available on attractive terms, or at all. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. Finally, any such acquisitions or divestitures will be subject to FCC approval and FCC rules and regulations. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, or, conversely, if we do not realize such benefits or synergies because we chose not to pursue any such transaction, there may be an adverse effect on our financial condition and operating results.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and FCC Licenses

We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  If the fair value of a reporting unit or an intangible asset is revised downward, an impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings.

The Loss of Key Personnel Could Disrupt our Management or Operations and Adversely Affect our Business

Our business depends upon the continued efforts, abilities and expertise of our chief executive officer and other key employees. We believe that the rare combination of skills and years of broadcast experience possessed by our executive officers would be difficult to replace, and that the loss of our executive officers could have a material adverse effect on our business. Additionally, our stations employ several on-air personnel, including anchors and reporters, with significant loyal audiences. Our failure to retain these personnel could adverse affect our operating results.

Strikes and Other Union Activity Could Adversely Affect Our Business

Certain employees, such as on-air talent and engineers, at some of our stations are subject to collective bargaining agreements. If we are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connections with these agreements, or significant labor disputes could adversely affect our business by disrupting our ability to operate our affected stations.

Our Share Repurchase Program and Hearst’s Share Purchase Program May Affect the Market Price of Our Series A Common Stock.

We have a share repurchase program authorized by our Board of Directors, pursuant to which we may repurchase up to $300 million of our Series A Common Stock from time to time, in the open market or in private transactions, subject to market conditions. In addition, The Hearst Corporation’s Board of Directors authorized a share purchase program, pursuant to which Hearst or its subsidiaries may purchase on the open market or through private transactions up to 25 million shares of our Series A Common Stock. Such repurchases and purchases may increase or decrease the market price of our Series A Common Stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 888 Seventh Avenue, New York, New York 10106. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Offices and main studios are typically located together, while transmitters and tower sites are often in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations’ principal facilities as of December 31, 2005. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	Washington D.C.	Washington D.C. Office	Leased	4,007 sq. ft.
	New York, NY	New York Office(1)	Leased	39,834 sq. ft.

WCVB	Boston, MA	Office and studio	Owned	90,002sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.

WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.

Station	Location	Use	Ownership	Approximate Size
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.

KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	3,085 sq. ft.

WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.

WESH	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Leased	1,472 sq. ft.
		Office	Leased	775 sq. ft.
		Office	Leased	535 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.

WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres

KMBC	Kansas City, MO	Office and studio	Leased	58,514 sq. ft.
		Tower and transmitter	Owned	11.6 acres
		Land(2)	Owned	8.4 acres

WLWT	Cincinnati, OH	Office and studio	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres

WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.

WYFF	Greenville, SC	Office and studio	Owned	57,500 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,000 sq. ft.

WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres

KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres

WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.

WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres

WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.
		Transmitter building	Owned	2,000 sq. ft.

KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres

KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres

Station	Location	Use	Ownership	Approximate Size

WMTW	Portland-Auburn, ME	Office and studio	Leased	11,703 sq. ft.
		Tower and transmitter	Owned	296 acres
		Office and studio	Owned	16,300 sq. ft.
		Transmitter building	Owned	5,120 sq. ft.
		Office land	Owned	13.9 acres

KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.6 acres

KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23.3 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.

WAPT	Jackson, MS	Office and studio	Owned	11,600 sq. ft.
		Tower and transmitter	Owned	24 acres

WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	5,441 sq. ft.
		Tower and Transmitter	Owned	2,432 sq. ft.
		Tower and transmitter	Owned	13.4 acres

WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
		Transmitter building	Leased	540 sq. ft.
		Transmitter land	Leased	3 acres

KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	44,904 sq. ft.
		Office and studio	Leased	1,110 sq. ft.
		Transmitter Building	Owned	2100 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres

KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	900 sq. ft.

*                 Owned by the Company in partnership with certain third parties.

(1)        Our corporate offices account for 21,789 square feet of this leased amount; we sublease the remaining square footage to a third party.

(2)        In 2005 we commenced construction of an office and studio facility for KMBC on land we purchased in 2004. When the facility is completed, we will move our operations to the new facility and terminate this station’s office space lease.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Performance of Common Stock and Dividends on Common Stock. Our Series A Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HTV.” All of the outstanding shares of our Series B Common Stock are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. Our Series B Common Stock is not publicly traded. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Series A Common Stock on the NYSE and the dividends declared on our Series A and Series B Common Stock:

	High	Low	Dividend
2005
First Quarter	$26.15	$24.59	$0.07
Second Quarter	25.71	24.50	0.07
Third Quarter	26.20	23.85	0.07
Fourth Quarter	25.76	23.33	0.07

2004
First Quarter	$28.95	$25.38	$0.06
Second Quarter	27.68	25.09	0.06
Third Quarter	25.79	22.63	0.06
Fourth Quarter	26.38	24.70	0.07

On February 15, 2006, the closing price for our Series A Common Stock was $23.84, and there were approximately 581 Series A Common Stock shareholders of record.

In December 2005, we declared a quarterly cash dividend of $0.07 per share on our Series A Common Stock and our Series B Common Stock, which we paid on January 15, 2006 to holders of record on January 5, 2006, for a total of $6.5 million. During 2005, we paid a total of $26.0 million in dividends.  See Note 10 to the consolidated financial statements.

(b) Equity Compensation Plans. The following table summarizes our equity compensation plans as of December 31, 2005:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,520,847	(1)	$23.53	5,466,476	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	8,520,847		$23.53	5,466,476

(1)        Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company’s Amended and Restated 1997 Stock Option Plan and the Company’s 2004 Long Term Incentive Compensation Plan.

(2)        Includes 1,138,450 shares of Series A Common Stock available for future stock compensation grants under the Company’s 2004 Long Term Incentive Compensation Plan and 4,328,026 shares of Series A Common Stock reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers. The following table reflects purchases made during the quarter of our Series A Common Stock by Hearst Broadcasting, an indirect wholly-owned subsidiary of Hearst:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	219,300	$24.30	219,300	5,259,226
November 1 – November 30	294,400	$23.86	294,400	4,964,826
December 1 – December 31	329,700	$23.90	329,700	4,635,126
Total	843,400	$23.99	843,400

(1)          On September 28, 2005, Hearst and its indirect wholly-owned subsidiary Hearst Broadcasting filed an amendment to their report of beneficial ownership on Schedule 13D with the SEC to report an increase in Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares.  Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of December 31, 2005, Hearst beneficially owned approximately 47% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock representing in the aggregate approximately 70.5% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended December 31, 2005.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	—	$—	—
November 1 – November 30	294,400	$23.86	294,400
December 1 – December 31	—	$—	—	$198,725,275	(1)
Total	294,400	$23.86	294,400

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. We may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of December 31, 2005, the Company has spent approximately $108.0 million to repurchase approximately 4.3 million shares of Series A Common Stock at an average price of $24.97. We cannot assure you that we will make such repurchases in the future or, if we do, what the terms of such repurchases will be.

ITEM 6.   SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Hearst-Argyle Television, Inc.

(In thousands, except per share data)

	Years Ended December 31,
	2005(a)	2004(a)	2003(b)	2002(b)	2001(c)
Statement of income data:
Total revenue	$706,883	$779,879	$686,775	$721,311	$641,876

Station operating expenses:
Salaries, benefits and other operating costs	364,421	355,641	330,519	331,643	323,520
Amortization of program rights	60,912	63,843	62,845	60,821	57,676
Depreciation and amortization.	51,728	50,376	55,467	43,566	129,420
Impairment loss (d)	29,235	—	—	—	—
Corporate, general and administrative expenses	23,149	25,268	19,122	19,650	15,817
Operating income	177,438	284,751	218,822	265,631	115,443

Interest expense, net	63,375	63,730	68,215	73,443	98,725
Interest expense, net – Capital Trust(e)	9,750	18,675	15,000	15,000	500
Other (income) expense, net(f)(g)(h)	2,500	3,700	—	(299)	(48,778)
Equity in (income) loss of affiliates(i)	(2,321)	(1,648)	(923)	3,269	6,461

Income before income taxes	104,134	200,294	136,530	174,218	58,535

Income taxes (l)	3,917	76,352	42,309	66,201	27,448
Net income	100,217	123,942	94,221	108,017	31,087

Less preferred stock dividends(j)	2	1,067	1,211	1,377	1,422
Income applicable to common stockholders	$100,215	$122,875	$93,010	$106,640	$29,665

Income per common share—basic	$1.08	$1.32	$1.00	$1.16	$0.32
Number of common shares used in the calculation	92,826	92,928	92,575	92,148	91,809

Income per common share—diluted	$1.08	$1.30	$1.00	$1.15	$0.32
Number of common shares used in the calculation	93,214	101,406	92,990	92,550	92,000
Dividends declared per share(k)	$0.28	$0.25	$0.06	$—	$—

Balance sheet data (at year-end):
Cash and cash equivalents	$120,065	$92,208	$71,528	$4,442	$3,260
Total assets	$3,832,359	$3,842,140	$3,799,087	$3,769,111	$3,785,891
Long-term debt	$777,170	$882,221	$882,409	$973,378	$1,160,205
Note payable to Capital Trust	$134,021	$134,021	$206,186	$206,186	$206,186
Stockholders’ equity	$1,821,459	$1,753,837	$1,672,382	$1,579,262	$1,466,614

Other data:
Net cash provided by operating activities	$131,293	$195,667	$179,075	$205,452	$165,853
Net cash used in investing activities	$(43,571)	$(74,104)	$(25,541)	$(25,818)	$(72,917)
Net cash used in financing activities	$(59,865)	$(100,883)	$(86,448)	$(178,452)	$(95,456)
Capital expenditures	$35,839	$36,380	$25,392	$25,920	$32,331
Program payments	$64,104	$62,247	$62,039	$59,870	$57,385
Dividends paid on common stock	$25,997	$22,301	$—	$—	$—
Series A Common Stock repurchases	$16,385	$10,920	$—	$—	$4,079

See accompanying notes.

Notes to Selected Financial Data

(a)          Includes (i) the results of our 24 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented (the “Managed Stations”) and (ii) the results of WMTW-TV, after its acquisition by us, from July 1, 2004 through December 31, 2005.

(b)         Includes the results of our 24 television stations which were owned for the entire period presented and the management fees earned by us from the Managed Stations for the entire period presented.

(c)          Includes (i) the results of 23 (which excludes WMUR-TV and WBOY-TV) of our television stations which were owned for the entire period presented and the management fees earned by us from the Managed Stations for the entire period presented; (ii) the Time Brokerage Agreement (“TBA”) for WMUR-TV from January 1 through March 27, 2001; (iii) the results of WMUR-TV, after its acquisition by us, from March 28 through December 31, 2001; (iv) the TBA for radio stations in Phoenix, Arizona (KTAR-AM, KMVP-AM and KKLT-FM) from January 1 through March 27, 2001; and (v) the results of WBOY-TV after its acquisition by us, from April 30 to December 13, 2001, the date of its disposition.

(d)         In December 2005, we recorded an impairment charge of $29.2 million to write down to fair value WDSU’s FCC license and goodwill. Due to Hurricane Katrina, the future cash flows of our station in New Orleans were negatively impacted resulting in the impairment.

(e)          Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust, which holds solely parent company debentures in the amounts of $134.0 million at December 31, 2005 and 2004 and $206.2 million at December 31, 2003 and 2002, and a $3.7 million premium paid to redeem the Series A Debentures in the amount of $72.2 million on December 31, 2004, offset by our equity interest in the earnings of the trust. See Note 7 of the consolidated financial statements.

(f)            In the year ended December 31, 2002, Other (income) expense, net represents a supplemental closing fee paid to us in connection with the sale of the Phoenix Stations in March 2001. In the year ended December 31, 2001, Other (income) expense, net represents the $72.6 million pre-tax gain from the sale of the Phoenix Stations, partially offset by a $23.8 million pre-tax write-down of the carrying value of some of our investments.

(g)         In 2004, ProAct Technologies Corporation sold substantially all of its operating assets to a third party as part of an overall plan of liquidation. The Company wrote-down our investment in ProAct to the net realizable value by $3.7 million during the year ended December 31, 2004. In addition we wrote down $18.8 million in March 2001. See Note 3 to the consolidated financial statements.

(h)         In the year ended December 31, 2005, we concluded our joint venture with NBC Universal and recorded a loss of $2.5 million. The investment had been accounted for using the equity method.

(i)             Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2005; (ii) IBS/HATV LLC in the three months ended December 31, 2002 (upon achievement of year-to-date profitability) through December 31, 2005; (iii) NBC/Hearst-Argyle Syndication, LLC from April 1, 2002 through December 31, 2005; and (iv) Ripe Digital Entertainment, Inc. from July 27, 2005 through December 31, 2005. See Note 3 to the consolidated financial statements.

(j)             Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.

(k)          During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2004, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. On December 3, 2003, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. We did not declare or pay any dividends on Common Stock in 2002 and 2001. See Note 10 to the consolidated financial statements.

(l)             During the year ended December 31, 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

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

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•                  Executive Summary

•                  Critical Accounting Policies and Estimates

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Impact of Inflation

•                  Forward-Looking Statements

•                  New Accounting Pronouncements

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 25 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations (the “Managed Stations”) in exchange for a management fee. See Note 14 to the consolidated financial statements.

Events and other factors that have influenced our 2005 results

•                  Total revenue decreased 9.4% primarily due to the normal, cyclical decrease of political and Olympic revenue.

•                  During 2005, the Company was directly affected by Hurricane Katrina. We own and operate WDSU-TV, the NBC affiliate serving New Orleans, Louisiana, the nation’s 43rd largest television market. We estimate that WDSU lost $4.2 million of revenue during the second half of the year and our stations incurred approximately $3.7 million in incremental expenses due to the hurricane. Also, we wrote off $2.4 million of net book value of property, plant and equipment damaged by the storm and recorded a $2.4 million receivable due from our property insurers, which offset the impact of the loss in the income statement.

•                  We perform our annual review for impairment of goodwill and other indefinite lived intangible assets in the fourth quarter in connection with the preparation of our annual financial statements. Due to the negative impact of Hurricane Katrina and the uncertainty of the future prospects of the New Orleans market, we recorded an impairment loss of $29.2 million to write down WDSU-TV’s FCC license by $26.2 million and goodwill by $3.0 million.

•                  During the year ended December 31, 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

•                  In 2005 cash increased $27.9 million over 2004, after capital expenditures, interest and taxes and the funding (with cash on-hand) of a repurchase of $15 million of our 7.5% Senior Notes due 2027, the payment of $26.0 million of dividends to our holders of Series A and B Common Stock and the repurchase of $16.4 million of Series A Common Stock.

Industry Trends

•                  Political advertising decreases in odd-numbered years, such as 2005, due to the decrease in the number of candidates running for political office.

•                  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2004, with the alternating Winter and Summer Games occurring every two years.

•                  The U.S. Congress passed, and the President signed into law, legislation that guides the transition from analog to digital television broadcasting. A component of this legislation is a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. The Company estimates that analog equipment having a net book value of approximately $18.1 million as of December 31, 2005 is affected by the digital conversion. Such equipment was being depreciated over various remaining useful lives, some of which extend to 2014. As a result of the new legislation, the equipment will now be depreciated through March 31, 2009.

•                  The FCC has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Our station, KOAT-TV in Albuquerque, New Mexico, currently leases a portion of its digital spectrum to U.S. Digital Television, LLC and eight of our NBC stations currently broadcast the NBC Weather Plus Network, a 24/7 local and national weather broadcast network, on a multicast stream with their main digital channels.

•                  The FCC is currently considering reducing the restrictions on ownership including newspaper/television cross ownership. These regulations have met opposition from both the public and within the government and may not be ratified. The lack of clarity concerning ownership rules can reduce our ability to purchase, sell and/or swap stations in certain markets.

•                  Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and may be eliminated in the future.

•                  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. We record retransmission income resulting from most of our cable and satellite relationships.

Critical Accounting Policies and Estimates

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

Impairment Testing of Intangible Assets—In performing our annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in determining the fair value based on the present value of future cash flows. To assist in this process, we utilize the services of an independent valuation consulting firm. See Note 4 to the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses included future market revenue growth, operating profit margins, cash flow multiples, market revenue share, and weighted-average cost of capital, among others. Estimates of future cash flows for our station in New Orleans declined significantly from prior year due to the negative impact of Hurricane Katrina on the New Orleans market. The aggregate book value of FCC licenses exceeded the estimated fair value by $26.2 million and the Company wrote down the book value of FCC licenses accordingly. After reducing the carrying value of the FCC license, the Company compared the carrying value of net assets to the enterprise value. As a result, the Company wrote down $3.0 million of goodwill.

Investment Carrying Values—We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect net realizable value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the net realizable value of investments, we must make assumptions and estimates regarding expected future cash flows, which involve assessing the financial results, forecasts, and strategic direction of the investee companies. In addition, we must make assumptions regarding discount rates, market growth rates, comparable company valuations and other factors, and the types of assumptions we must make differ according to the type of investment to be valued. Had we utilized different assumptions and estimates in our assessment of the net realizable value of investments, the carrying values of our investments as of December 31, 2005 may have been different. We consider the assumptions used in our determination of investment carrying values to be reasonable. During the year ended December 31, 2004, the Company recorded a $3.7 million write-down to net realizable value of the Company’s investment in ProAct Technologies Corporation (“ProAct”).

Pension Assumptions—In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. To assist in this process, we use the services of an independent consulting firm. See Note 16 to the consolidated financial statements. To compute our projected benefit obligations as of the measurement date of September 30, 2005, we used the discount rate of 5.75% and a rate of compensation increase of 4.0%. In determining the discount rate assumption of 5.75%, we used a measurement date of September 30, 2005 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute our pension expense in the year ended December 31, 2005, we assumed a discount rate of 6.0%, an expected long-term rate of return on plan assets of 7.75%, and a rate of compensation increase of 4.0%. To determine the discount rate assumption of 6.0%, we used the measurement date of September 30, 2004 and used the same methodology to construct a portfolio of bonds to match the projected benefit payment. The expected long-term rate of return on plan assets assumption of 7.75% is based on the weighted average expected long-term returns for the target allocation of plan assets as of the measurement date of September 30, 2004. See Note 16 to the consolidated financial statements for further discussion on management’s methodology for developing the expected long-term rate of return assumption. In calculating our pension expense for the year ending December 31, 2006, we anticipate using an assumed expected long-term rate of return of 7.75%. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

Pension Assumptions Sensitivity Analysis

The weighted-average assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, in the year ended and as of December 31, 2005:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long- term rate of return	Rate of compensation increase	Discount Rate	Expected long- term rate of return	Rate of compensation increase
	(In thousands)

Net pension expense	$(3,578)	$(1,263)	$872	$4,280	$1,263	$(785)
Projected benefit obligation	$(25,344)	$—	$3,450	$30,525	$—	$(3,180)

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax bases of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Income tax expense was $3.9 million or 3.76% of pre-tax income in our Consolidated Statement of Income for the year ended December 31, 2005. Deferred tax assets were approximately $4.0 million and deferred tax liabilities were approximately $845.3 million as of December 31, 2005. Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are set forth in Note 9 to the consolidated financial statements. These estimates reflect our assessment of future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from such estimates as a result of future changes in income tax law or reviews by the Internal Revenue Service or other tax authorities.

Results of Operations

Results of operations for the years ended December 31, 2005, 2004 and 2003 include (i) the results of our 24 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; and (ii) the results of operations of WMTW-TV, after our acquisition of the station, from July 1, 2004 through December 31, 2005.

Year Ended December 31, 2005

Compared to Year Ended December 31, 2004

	For the years ended December 31,
	2005	2004	$ Change	% Change
	(In Thousands)
Revenue	$706,883	$779,879	$(72,996)	(9.4)%
Station Operating Expenses:
Salaries, benefits and other operating costs	364,421	355,641	8,780	2.5%
Amortization of program rights	60,912	63,843	(2,931)	(4.6)%
Depreciation and amortization	51,728	50,376	1,352	2.7%
Impairment Loss	29,235	—	29,235	N/A
Corporate, general and administrative	23,149	25,268	(2,119)	(8.4)%
Operating income	177,438	284,751	(107,313)	(37.7)%

Interest expense, net	63,375	63,730	(355)	(0.6)%
Interest expense, net – Capital Trust	9,750	18,675	(8,925)	(47.8)%
Other expense	2,500	3,700	(1,200)	(32.4)%
Equity in (income) of affiliates, net	(2,321)	(1,648)	(673)	40.8%

Income before income taxes	104,134	200,294	(96,160)	(48.0)%
Income taxes	3,917	76,352	(72,435)	(94.9)%
Net income	$100,217	$123,942	$(23,725)	(19.1)%

Total revenue.

Total revenue includes:

(i)             cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)          network compensation; and

(iii)       other revenue (including retransmission revenue).

See “Revenue Recognition” under Note 2 to the consolidated financial statements.

Total revenue in the year ended December 31, 2005 was $706.9 million, as compared to $779.9 million in the year ended December 31, 2004, a decrease of $73.0 million or 9.4%. This decrease was primarily attributable to the following factors:

(i)             a $74.4 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2004);

(ii)          a $19 million decrease representing the absence of Olympic revenue; and

(iii)       a $10.0 million decrease in network compensation; partially offset by

(iv)      an increase in the automotive, financial services, and furniture and housewares categories; and

(v)         a $5.4 million increase in retransmission revenue.

Salaries, benefits and other operating costs.

Salaries, benefits and other operating costs were $364.4 million in the year ended December 31, 2005, as compared to $355.6 million in the year ended December 31, 2004, an increase of $8.8 million or 2.5%. This increase was primarily due to:

(i)             a $4.9 million increase in payroll expense;

(ii)          a $4.1 million increase in pension and employee benefit expense; and

(iii)       $3.7 million in incremental expenses due to Hurricane Katrina; partially offset by

(iv)      a $2.1 million decrease in Trade/Barter Expense; and

(v)         a $2.5 million decrease in property and casualty insurance expense.

Amortization of program rights.

Amortization of program rights was $60.9 million in the year ended December 31, 2005, as compared to $63.8 million in the year ended December 31, 2004, a decrease of $2.9 million or 4.6%. This decrease was primarily due to:

(i)               cost savings by replacing certain higher cost first-run programs; and

(ii)            a $2.2 million write-down of certain syndicated programs in 2004; partially offset by

(iii)         the additional programming cost for WMTW-TV, which we acquired on July 1, 2004;

Depreciation and amortization.

Depreciation and amortization was $51.7 million in the year ended December 31, 2005, as compared to $50.4 million in the year ended December 31, 2004, an increase of $1.4 million or 2.7%. Depreciation expense was $45.7 million in the year ended December 31, 2005, as compared to $44.4 million in the year ended December 31, 2004, an increase of $1.3 million or 2.9%. This increase was primarily due to additional depreciation from WMTW-TV, which we acquired on July 1, 2004.

Amortization was $6.0 million in each of the years ended December 31, 2005 and 2004.

Impairment loss.

 The Company recorded a $29.2 million write down of its indefinite lived intangible assets and goodwill for the year ended December 31, 2005. In performing its annual review for impairment the Company reduced its estimates of future cash flows for our station in New Orleans due to the negative impact of Hurricane Katrina on the New Orleans market. The aggregate book value of FCC licenses exceeded the estimated fair value by $26.2 million and the Company wrote down the book value of FCC licenses accordingly. After reducing the carrying value of the FCC license, the Company compared the carrying value of net assets to the enterprise value. As a result, the Company wrote down $3.0 million of goodwill.

Corporate, general and administrative expenses.

Corporate, general and administrative expenses were $23.1 million in the year ended December 31, 2005, as compared to $25.3 million in the year ended December 31, 2004, a decrease of $2.1 million or 8.4%. The decrease was primarily due to:

(i)                   a decrease  in salaries and incentive costs; and

(ii)                a decrease in accounting and consulting fees primarily as a result of a reduction of costs associated with Sarbanes-Oxley Section 404 compliance.

Operating income.

Operating income was $177.4 million in the year ended December 31, 2005, as compared to $284.8 million in the year ended December 31, 2004, a decrease of $107.3 million or 37.7%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.

Interest expense, net of interest income, was $63.4 million in the year ended December 31, 2005, as compared to $63.7 million in the year ended December 31, 2004, a decrease of $0.4 million or 0.6%. This decrease was primarily due to:

(i)                   an increase in interest income of $1.7 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004, due in part to higher cash balances; partially offset by

(ii)                the $0.7 million premium paid in the fourth quarter of 2005 on the repurchase of $15 million of our 7.5% Senior Notes due 2027; and

(iii)             the acceleration of $0.7 million of deferred financing costs related to the repurchase of those Senior Notes.

Interest Expense, net – Capital Trust.

Interest expense, net, to the Capital Trust, was $9.8 million in the year ended December 31, 2005, compared to $18.7 million in the year ended December 31, 2004, a decrease of $8.9 million, or 47.8%. The decrease results from $5.4 million in interest savings due to the redemption of the $72.2 million Series A Debentures in December 2004 and the absence of a $3.7 million premium we paid in 2004 for the redemption of those Debentures.

Other expense.

Other expense was $2.5 million in the year ended December 31, 2005, as compared to $3.7 million in the year ended December 31, 2004, a decrease of $1.2 million or 32.4%. In December 2005, NBC and the Company concluded the NBC/Hearst-Argyle Syndication, LLC joint venture. The Company recorded a loss of $2.5 million. During the year ended December 31, 2004, the Company recorded a $3.7 million write-down to net realizable value of the Company’s investment in ProAct Technologies Corporation (“ProAct”).

Equity in (income) of affiliates, net.

Equity in (income) of affiliates was $2.3 million in the year ended December 31, 2005, as compared to $1.6 million of income in the year ended December 31, 2004, an increase of $0.7 million or 40.8%. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and related Internet sites partially offset by a loss from our investment in Ripe Digital Entertainment, Inc. (“Ripe TV”). Our share in the financial results of Internet Broadcasting entities was $2.8 million in the year ended December 31, 2005, as compared to $1.6 million in the year ended December 31, 2004.

Income taxes.

Income tax expense was $3.9 million in the year ended December 31, 2005, as compared to $76.4 million in the year ended December 31, 2004, a decrease of $72.4 million or 94.9%. This decrease in income tax expense was primarily due to

(i)                   a decrease in income before income taxes from $200.3 million for the year ended December 31, 2004 to $104.1 million for the year ended December 31, 2005;

(ii)                $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the period ended June 30, 2005; and

(iii)             a net deferred tax benefit of $5.5 million as a result of Ohio tax law changes.

We expect our effective tax rate for the year ending December 31, 2006 to be approximately 39.5%.

The current and deferred portions of our income tax (benefit) provision were $(2.7) million and $6.6 million, respectively, in the year ended December 31, 2005, compared to $56.2 million and $20.1 million, respectively, in the year ended December 31, 2004. The decrease in current income taxes in 2005 compared to 2004 was due primarily to our agreement in June 2005 with the Internal Revenue Service (“IRS”) to settle certain examination matters for tax years 2001-2002, principally related to deductions of income tax basis associated with certain of our prior acquisitions. The settlement resulted in our recognition of $31.9 million of reduced current income tax expense in 2005. The additional decrease in current income tax expense in 2005 compared to 2004 was primarily due to lower income before income tax in 2005 than in 2004. The decrease in deferred income taxes in 2005 compared to 2004 was due primarily to the deferred tax benefits received as a result of the book impairment losses recorded to the New Orleans market’s FCC license and the Ohio tax law changes.

Net income.

Net income was $100.2 million in the year ended December 31, 2005, as compared to $123.9 million in the year ended December 31, 2004, a decrease of $23.7 million or 19.1%. This decrease was due to the items discussed above, primarily:

(i)                   a decrease of $107.3 million in Operating income; and

(ii)                a decrease of $8.9 million in Interest expense, net – Capital Trust; partially offset by

(iii)             a decrease of $72.4 million in Income taxes, in the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Year Ended December 31, 2004

Compared to Year Ended December 31, 2003

	For the years ended December 31,
	2004	2003	$ Change	% Change
	(In Thousands)
Revenue	$779,879	$686,775	$93,104	13.6%
Station Operating Expenses:
Salaries, benefits and other operating costs	355,641	330,519	25,122	7.6%
Amortization of program rights	63,843	62,845	998	1.6%
Depreciation and amortization	50,376	55,467	(5,091)	(9.2)%
Corporate, general and administrative	25,268	19,122	6,146	32.1%
Operating income	284,751	218,822	65,929	30.1%

Interest expense, net	63,730	68,215	(4,485)	(6.6)%
Interest expense, net – Capital Trust	18,675	15,000	3,675	24.5%
Other expense	3,700	—	3,700	N/A
Equity in (income) loss of affiliates, net	(1,648)	(923)	(725)	78.5%

Income before income taxes	200,294	136,530	63,764	46.7%
Income taxes	76,352	42,309	34,043	80.5%
Net income	$123,942	$94,221	$29,721	31.5%

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

Depreciation and amortization was $50.4 million in the year ended December 31, 2004, as compared to $55.5 million in the year ended December 31, 2003, a decrease of $5.1 million or 9.2%. Depreciation expense was $44.4 million in the year ended December 31, 2004, as compared to $45.9 million in the year ended December 31, 2003, a decrease of $1.5 million or 3.4%. This decrease was primarily due to:

(i)                   the Company’s recording of approximately $4.6 million of accelerated depreciation in the year ended December 31, 2003 on certain broadcasting equipment for which management re-evaluated the useful life; partially offset by

(ii)                increased depreciation expense from recent investments in broadcast assets and the additional depreciation from WMTW-TV, which we acquired on July 1, 2004.

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

Interest Expense, net – Capital Trust.

Interest expense, net, to the Capital Trust, was $18.7 million in the year ended December 31, 2004, compared to $15.0 million in the year ended December 31, 2003. The increase results from a $3.7 million premium paid for the redemption of the $72.2 million Series A Debentures.

Other  expense.

Other expense was $3.7 million in the year ended December 31, 2004, as compared to zero in the year ended December 31, 2003. The $3.7 million represents a write-down to net realizable value of the Company’s investment in ProAct. In December 2004, ProAct sold its assets to a third party as part of an overall plan of liquidation.

Equity in (income) of affiliates, net.

Equity in (income) of affiliates was $1.6 million in the year ended December 31, 2004, as compared to $0.9 million of income in the year ended December 31, 2003, an increase of $0.7 million. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of Internet Broadcasting and related Internet sites. Our share in the financial results of Internet Broadcasting entities was $1.6 million in the year ended December 31, 2004, as compared to $1.0 million in the year ended December 31, 2003. Our recorded share of the loss in the financial results of NBC/Hearst-Argyle Syndication, LLC was zero in the year ended December 31, 2004, as the Company has no book basis remaining in the initial investment in the entity, and a net loss of approximately $0.1 million in 2003.

Income taxes.

Income tax expense was $76.4 million in the year ended December 31, 2004, as compared to $42.3 million in the year ended December 31, 2003, an increase of $34.0 million or 80.5%. This increase in income tax expense was primarily due to

(i)             an increase in income before income taxes from $136.5 million in the year ended December 31, 2003 to $200.3 million in the year ended December 31, 2004; and

(ii)          an increase in our effective tax rate from 31.0% in the year ended December 31, 2003 to 38.1% in the year ended December 31, 2004, as our  2003 effective tax rate included

(a)          a tax benefit of approximately $4.0 million, reflecting the  conclusion  of  a  federal tax examination covering our 1998 through 2000 tax years in the third quarter of 2003; and

(b)         a tax benefit of  approximately  $5.4 million,  relating to  the  closure  of certain state matters in the fourth quarter of 2003.

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

Net income was $123.9 million in the year ended December 31, 2004, as compared to $94.2 million in the year ended December 31, 2003, an increase of $29.7 million or 31.5%. This increase was due to the items discussed above, primarily:

(i)                   an increase of $65.9 million in Operating income; and

(ii)                a decrease of $4.5 million in Interest expense, net; partially offset by

(iii)             an increase of $3.7 million in Interest expense, net – Capital Trust;

(iv)            an increase of $3.7 million in Other (income) expense, net; and

(v)               an increase of $34.0 million in Income taxes, in the year ended December 31, 2004, as compared to the year ended December 31, 2003.

Liquidity and Capital Resources

	For the years ended December 31,			2005 vs 2004	2004 vs 2003
(Dollars in Thousands)	2005	2004	2003	$ Change	$ Change
Net cash provided by operating activities	$131,293	$195,667	$179,075	$(64,374)	$16,592
Net cash used in investing activities	$(43,571)	$(74,104)	$(25,541)	$30,533	$(48,563)
Net cash used in financing activities	$(59,865)	$(100,883)	$(86,448)	$41,018	$(14,435)

Cash and cash equivalents	$120,065	$92,208	$71,528	$27,857	$20,680
Cash paid during the year for:
Interest	$64,320	$63,502	$65,829	$818	$(2,327)
Interest on Note payable to Capital Trust	$9,750	$18,675	$15,000	$(8,925)	$3,675
Taxes, net of refunds	$39,892	$59,318	$5,082	$(19,426)	$54,236
Dividends paid on common stock	$25,997	$22,301	$—	$3,696	$22,301
Series A Common Stock repurchases	$16,385	$10,920	$—	$5,465	$10,920

As of December 31, 2005, the Company’s cash and cash equivalents balance was $120.1 million, as compared to $92.2 million as of December 31, 2004 and $71.5 million of December 31, 2003. The net increases in cash and cash equivalents of $27.9 million during 2005 and $20.7 million during 2004 were due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities

Net cash provided by operating activities was approximately $131.3 million, $195.7 million and $179.1 million in the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in net cash provided by operating activities of $64.4 million in the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to

(i)                   the decrease in our revenue and net income, consistent with cyclical changes in revenue, as discussed above under “Total revenue,” and “Net income”; and

(ii)              changes in working capital, primarily changes in other assets, accounts payable and accrued liabilities, and other liabilities.

The increase in net cash provided by operating activities of $16.6 million in the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to

(i)                   the increase in our revenue and net income, consistent with cyclical changes in revenue; and

(ii)              changes in working capital and other assets and liabilities, primarily due to an increase in accounts receivable resulting from the timing of collections and the fact that 2004 fourth quarter revenue was largely comprised of political advertising which is paid prior to airing; a decrease in accounts payable and accrued liabilities resulting from the timing of payments; and an increase in the pension contribution of approximately $6 million reflected in the changes in other assets and other liabilities.

Investing Activities

Net cash used in investing activities was approximately $43.6 million, $74.1 million and $25.5 million in the years ended December 31, 2005, 2004 and 2003, respectively. Investing activities included investments in digital media companies in 2005, the acquisition of WMTW-TV in 2004 and investments in property, plant and equipment in all periods.

In 2005, we invested an aggregate of $8.5 million in Ripe TV, USDTV and to conclude our joint venture with NBC Universal. In 2004, we acquired assets of WMTW-TV, channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38.1 million in cash including acquisition costs. See Note 3 to the consolidated financial statements.

During the years ended December 31, 2005, 2004, and 2003, our primary investing activities are equipment purchases related to digital, maintenance and special projects were as follows (in millions):

	For the years ended December 31,
	2005	2004	2003
Digital	$6.5	$1.9	$3.8
Maintenance	17.0	20.8	14.5
Special	12.3	13.7	7.1
Total	$35.8	$36.4	$25.4

For the year ending December 31, 2006, we have approved projects totaling approximately $77 million in property, plant and equipment, although we anticipate that actual expenditures in 2006 will be less. While the maintenance expenditures included in this total remain consistent with the historical levels, the high level of capital investment relates to several special projects as follows:

(i)                                     $31 million on building projects in Kansas City, Baltimore, Omaha and New York

(ii)                                  $15 million on news acquisition and editing equipment

(iii)                               $5 million on information technology projects

(iv)                              $3 million on repairs related to damage caused by Hurricane Katrina

Since 1997 through December 31, 2005, we have invested approximately $68 million in capital expenditures related to digital conversions, as mandated by the FCC.

Financing Activities

Net cash used in financing activities was approximately $59.9 million, $100.9 million, and $86.4 million in the years ended December 31, 2005, 2004 and 2003, respectively. In the year ended December 31, 2005, we used cash provided by operating activities primarily to repurchase $15 million of our 7.5% senior notes due 2027,  fund $26.0 million of dividends to our holders of Series A and B Common Stock and repurchase $16.4 million of Series A Common Stock. In the year ended December 31, 2004 we used cash provided by operating activities to redeem the $70 million Series A Debentures issued by the Capital Trust (net of the redemption of common stock by the Capital Trust), fund $22.3 million of dividends to our holders of Series A and B Common Stock, repurchase $10.9 million of Series A Common Stock and redeem $7.1 million of preferred stock. In the year ended December 31, 2003, we used cash provided by operating activities to pay off the entire remaining balance on our Credit Facility of $91.0 million.

Long-term debt outstanding as of December 31, 2005 and 2004, and the net decreases to long-term debt in the year ended December 31, 2005 were as follows (in thousands):

Long Term Debt	Senior Notes	Private Placement Debt	Capital Lease Obligations	Total
Balance 12/31/04	$432,110	$450,000	$111	$882,221
Decreases:
Repurchase of Senior Notes due 2027	(15,000)			(15,000)
Reclassification to current portion	—	(90,000)	(51)	(90,051)
Balance 12/31/05	$417,110	$360,000	$60	$777,170

Our private placement debt has sinking fund payments of $90 million per year beginning in December 2006.

Certain of our debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of December 31, 2005. All of our long-term debt obligations as of December 31, 2005, exclusive of capital lease obligations, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings, and Baa3 by Moody’s Investors Service, as of December 31, 2005. Such credit ratings are considered to be investment grade.

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt. The new credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. On the same day, we capitalized $1.1 million of costs related to the credit facility. Outstanding principal balances under the credit facility will bear interest at our option at either LIBOR or the alternate base rate (“ABR”), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the Credit Facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have not borrowed under this credit facility as of December 31, 2005.

On December 31, 2004, we redeemed a portion of the Series A Debentures. We originally issued $206.2 million of Series A and Series B Debentures on December 20, 2001 to our wholly-owned unconsolidated subsidiary Capital Trust in exchange for the proceeds of a $200.0 million private placement of Redeemable Convertible Preferred Securities which the Capital Trust issued to institutional investors. We redeemed the Series A Debentures in their entirety in the aggregate principal amount of $72.2 million, at a price of $52.625 per $50.00 principal amount in accordance with the terms of the indenture. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Securities, as well as the redemption of 43,299 shares of the Capital Trust’s common stock, which were held by us. The Series A Securities were effectively convertible, at the option of the holder, into shares of our Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50 principal amount of Series A Debentures (an effective conversion price of $24.9360). The redemption of the Series A Debentures will remove the potential dilution of 2.8 million shares and reduce Interest expense, net – Capital Trust by $5.3 million per year starting in 2005. We recognized a pre-tax loss of $3.7 million related to the redemption premium, which is included in Interest expense, net – Capital Trust in the Consolidated Statement of Income for the year ended December 31, 2004. See Note 7 to the consolidated financial statements.

We redeemed 1,600 shares of Series A Preferred Stock on January 1, 2004 and 5,468 shares of Series B Preferred Stock on December 10, 2004 for an aggregate amount of $7.1 million. We redeemed 5,781 shares outstanding of Series A Preferred Stock and 5,470 shares outstanding of Series B Preferred Stock for $11.3 million on January 1, 2005. On February 27, 2003, a holder of our Series A Preferred Stock exercised the right to convert 1,900 shares of Series A Preferred Stock into 89,445 shares of Series A Common Stock.

During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2004, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. See Note 14 to the consolidated financial statements.

Between May 1998 and December 31, 2005, we have spent $108.0 million to repurchase 4.3 million shares of Series A Common Stock at an average price of $24.97. During the year ended December 31, 2005, we spent $16.4 million to repurchase 669,227 shares of Series A Common Stock at an average price of $24.48 per share. In May 1998, our Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. We cannot assure you that we will make such repurchases in the future or, if we do occur, what the terms of such repurchases will be.

Contractual Obligations

The following table summarizes our future cash obligations as of December 31, 2005 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts and Note payable to Capital Trust:

	2006	2007	2008	2009	2010	Thereafter	Total

Long-term debt(1)(2)	$90,047	$215,052	$90,008	$90,000	$90,000	$292,110	$867,217
Net non-cancelable operating lease obligations	4,911	3,904	3,089	2,538	2,073	14,636	31,151
Program rights	66,641	55,875	55,494	52,555	44,369	17,438	292,372
Employee, talent and other contracts	71,660	40,976	13,022	2,373	1,311	411	129,753
Note payable to Capital Trust(2)	—	—	—	—	—	134,021	134,021
Common Stock Dividend	6,486	—	—	—	—	—	6,486
	$239,745	$315,807	$161,613	$147,466	$137,753	$458,616	$1,461,000

(1)          Includes capital lease obligations.

(2)          Excludes interest.

The above table does not include cash requirements for the payment of any dividends that our Board of Directors may decide to declare in the future on our Series A and Series B Common Stock. See Note 10 to the consolidated financial statements.

We anticipate that our primary sources of cash, which include current cash balances, net cash provided by operating activities and our unused $250 million revolver, will be sufficient to finance the operating and working capital requirements of our stations, our debt service requirements, sinking fund payment, anticipated capital expenditures, dividend payments, and our other obligations for both the next 12 months and the foreseeable future thereafter.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•                  Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

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

•                  Changes in advertising trends and our advertisers’ financial condition; and

•                  Volatility in programming costs, industry consolidation, technological developments, and major world events.

For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. “Risk Factors” beginning on page 14. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

New Accounting Pronouncements

In June 2005, the EITF reached a consensus on EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”), which was modified in September 2005. EITF 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination or when leasehold improvements are purchased after lease inception. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,  (“EITF No. 04-10”). EITF 04-10 provides guidance on FAS 131, Disclosures about Segments of an Enterprise and Related Information and how to determine whether operating segments which do not meet certain quantitative thresholds may be aggregated and reported as a single operating segment. The EITF is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company has adopted the guidance as of the year ending December 31, 2005 and the adoption did not have a material impact on our financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principle to be applied retroactively to prior periods as if the principle had always been used. Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 with early adoption encouraged. The Company did not make any accounting changes or error corrections during the year ended December 31, 2005 and therefore, the adoption of SFAS 154 did not have any material impact on our financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Therefore, FIN 47 is effective for the year ending December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company will adopt SFAS 123(R) on January 1, 2006 using the modified prospective approach. The Company expects the impact to the 2006 results to be approximately $8.1 million.

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

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”), which provides guidance on the meaning of the phrase other-than-temporary impairment and its applications to several types of investments including debt securities classified as held-to-maturity and available-for-sale as well as cost-method investments. Additional guidance on the evaluation of whether the impairment on investments not accounted for using the equity method is other then temporary and how to measure the investment was provided in FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” we adopted EITF 03-1 for the year ended December 31, 2004. HATV has adopted FSP FAS 115-1 and FAS 124-1 as of the year ended December 31, 2005 and evaluated all cost method investments for any impairment loss that is other than temporary in accordance with this guidance.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supersedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. The Company determined that the Act is not a “significant event” as defined by SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The effect of this Act did not have a material effect on our consolidated financial statements.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt obligations as of December 31, 2005 are at fixed interest rates and therefore are not sensitive to fluctuations in interest rates. See Note 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2005 and 2004 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2004. See Note 17 to the consolidated financial statements.

	December 31, 2005								December 31, 2004
	Expected Maturity							Fair	Carrying	Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value	Value	Value
Long-term debt:	(In thousands)
Fixed rate:
Senior Notes	—	$125,000	—	—	—	$292,110	$417,110	$434,830	$432,110	$479,548
Private Placement Debt	$90,000	$90,000	$90,000	$90,000	$90,000	—	$450,000	$484,676	$450,000	$496,937
Note payable to Capital Trust	—	—	—	—	—	$134,021	$134,021	$144,546	$134,021	$155,334

The annualized weighted average interest rate for long-term debt outstanding is 7.2% for the years ended December 31, 2005 and 2004. See Note 6 to the consolidated financial statements. The Note payable to Capital Trust carries a fixed interest rate of 7.5%. See Note 7 to the consolidated financial statements.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2005, we were in compliance with all such covenants and restrictions.

Our Credit Facility provides that all outstanding balances will become due and payable at such time as Hearst’s (and certain of its affiliates’) equity ownership in us becomes less than 35% of the total equity, and Hearst and such affiliates no longer have the right to elect a majority of the members of our Board of Directors.

As of December 31, 2005, we are not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
February 23, 2006

HEARST-ARGYLE TELEVISION, INC.

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$120,065	$92,208
Accounts receivable, net of allowance for doubtful accounts of $2,943 and $3,284 in 2005 and 2004, respectively	157,672	147,536
Program and barter rights	46,807	55,242
Deferred income tax asset	4,029	4,979
Other	9,153	6,541
Total current assets	337,726	306,506
Property, plant and equipment:
Land, building and improvements	152,480	149,720
Broadcasting equipment	373,571	355,075
Office furniture, equipment and other	42,024	36,880
Construction in progress	5,580	9,646
	573,655	551,321
Less accumulated depreciation	(294,416)	(259,481)
Property, plant and equipment, net	279,239	291,840
Intangible assets, net	2,396,086	2,428,265
Goodwill	731,687	734,746
Total intangible assets and goodwill, net	3,127,773	3,163,011
Other assets:
Deferred financing costs, net of accumulated amortization of $16,568 and $14,144 in 2005 and 2004, respectively	11,276	12,452
Investments	31,321	26,362
Program and barter rights, noncurrent	1,312	1,884
Pension and other assets	43,712	40,085
Total other assets	87,621	80,783
Total assets	$3,832,359	$3,842,140

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,047	$180
Accounts payable	15,256	8,901
Accrued liabilities	51,133	63,640
Program and barter rights payable	47,285	57,056
Payable to The Hearst Corporation	6,981	4,846
Other liabilities	6,868	3,285
Total current liabilities	217,570	137,908
Program and barter rights payable, noncurrent	1,818	3,107
Long-term debt	777,170	882,221
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	845,272	839,746
Pension and other liabilities	35,049	80,049
Total noncurrent liabilities	1,793,330	1,939,144

Series A and B preferred stock to be redeemed	—	11,251
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock, par value $0.01 per share, 200,000,000 shares authorized at December 31, 2005 and 2004, and 55,677,979 and 55,212,326 shares issued and outstanding at December 31, 2005 and 2004, respectively	557	552
Series B common stock, par value $0.01 per share, 100,000,000 shares authorized at December 31, 2005 and 2004, and 41,298,648 shares issued and outstanding at December 31, 2005 and 2004	413	413
Additional paid-in capital	1,291,388	1,281,474
Retained earnings	643,414	569,178
Accumulated other comprehensive loss, net of tax benefit of $4,171 and $4,073 in 2005 and 2004, respectively	(6,309)	(6,161)
Treasury stock, at cost, 4,324,879 and 3,655,652 shares of Series A common stock at December 31, 2005 and 2004, respectively	(108,004)	(91,619)
Total stockholders’ equity	1,821,459	1,753,837
Total liabilities and stockholders’ equity	$3,832,359	$3,842,140

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Total revenue	$706,883	$779,879	$686,775

Station operating expenses:
Salaries, benefits and other operating costs	364,421	355,641	330,519
Amortization of program rights	60,912	63,843	62,845
Depreciation and amortization	51,728	50,376	55,467
Impairment loss	29,235	—	—
Corporate, general and administrative expenses	23,149	25,268	19,122
Operating income	177,438	284,751	218,822

Interest expense, net	63,375	63,730	68,215
Interest expense, net – Capital Trust	9,750	18,675	15,000
Other expense	2,500	3,700	—
Equity in (income) of affiliates, net	(2,321)	(1,648)	(923)

Income before income taxes	104,134	200,294	136,530

Income taxes	3,917	76,352	42,309
Net income	100,217	123,942	94,221

Less preferred stock dividends	(2)	(1,067)	(1,211)
Income applicable to common stockholders	$100,215	$122,875	$93,010

Income per common share—basic:	$1.08	$1.32	$1.00
Number of common shares used in the calculation	92,826	92,928	92,575

Income per common share—diluted:	$1.08	$1.30	$1.00
Number of common shares used in the calculation	93,214	101,406	92,990

Dividends per common share—declared	$0.28	$0.25	$0.06

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(In thousands, except per share data)	Series A	Series B	Preferred Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total	Total Comprehensive Income

Balances—January 1, 2003	$543	$413	$2	$1,281,288	$382,093	$(4,378)	$(80,699)	$1,579,262
Net income	—	—	—	—	94,221	—	—	94,221	$94,221
Additional minimum pension liability, net of tax benefit of $552	—	—	—	—	—	(871)	—	(871)	(871)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,211)	—	—	(1,211)	$93,350
Dividends on common stock ($0.06 per share)	—	—	—	—	(5,566)	—	—	(5,566)
Redemption of Series A Preferred Stock	1	—	—	(1)	—	—	—	—
Employee stock purchase plan proceeds	1	—	—	1,876	—	—	—	1,877
Stock options exercised	2	—	—	4,148	—	—	—	4,150
Tax benefit from stock plans	—	—	—	520	—	—	—	520
Exercise of option to redeem Series A and Series B Preferred Stock	—	—	(2)	(18,317)	—	—	—	(18,319)
Balances—December 31, 2003	547	413	—	1,269,514	469,537	(5,249)	(80,699)	1,654,063

Net income	—	—	—	—	123,942	—	—	123,942	$123,942
Additional minimum pension liability, net of tax benefit of $602	—	—	—	—	—	(912)	—	(912)	(912)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,067)	—	—	(1,067)	$123,030
Dividends on common stock ($0.25 per share)	—	—	—	—	(23,234)	—	—	(23,234)
Employee stock purchase plan proceeds	1	—	—	2,027	—	—	—	2,028
Stock options exercised	4	—	—	8,629	—	—	—	8,633
Tax benefit from stock plans	—	—	—	1,304	—	—	—	1,304
Treasury stock purchased – Series A Common Stock (458,500 shares)	—	—	—	—	—	—	(10,920)	(10,920)
Balances—December 31, 2004	552	413	—	1,281,474	569,178	(6,161)	$(91,619)	$1,753,837

Net income	—	—	—	—	100,217	—	—	100,217	$100,217
Additional minimum pension liability, net of tax benefit of $98	—	—	—	—	—	(148)	—	(148)	(148)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(2)	—	—	(2)	$100,069
Dividends on common stock ($0.28 per share)	—	—	—	—	(25,979)	—	—	(25,979)
Employee stock purchase plan proceeds	1	—	—	2,192	—	—	—	2,193
Stock options exercised	4	—	—	6,757	—	—	—	6,761
Tax benefit from stock plans	—	—	—	965	—	—	—	965
Treasury stock purchased – Series A Common Stock (669,227 shares)	—	—	—	—	—	—	(16,385)	(16,385)
Balances—December 31, 2005	$557	$413	—	$1,291,388	$643,414	$(6,309)	$(108,004)	$1,821,459

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Operating Activities
Net income	$100,217	$123,942	$94,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,724	44,376	45,937
Amortization of intangible assets	6,003	6,000	9,530
Amortization of deferred financing costs	2,424	1,943	2,910
Amortization of program rights	60,912	63,843	62,845
Impairment loss	29,235	—	—
Program payments	(64,104)	(62,247)	(62,039)
Deferred income taxes	6,574	20,116	43,172
Equity in (income) of affiliates, net	(2,321)	(1,648)	(923)
Provision for doubtful accounts	888	125	298
(Gain)/loss on disposal of fixed assets	(1,210)	977	86
Distributions from affiliates	2,030	3,376	—
Other expense, net	—	3,700	—
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	(7,392)	(146)	(2,074)
Decrease (increase) in Other assets	(4,130)	(9,179)	3,044
(Decrease) increase in Accounts payable and accrued liabilities	(5,054)	13,853	(7,873)
(Decrease) increase in Other liabilities	(38,503)	(13,364)	(10,059)
Net cash provided by operating activities	131,293	195,667	179,075

Investing Activities
Purchases of property, plant and equipment:
Digital	(6,534)	(1,860)	(3,776)
Maintenance	(16,969)	(20,777)	(14,490)
Special projects/towers	(12,336)	(13,743)	(7,126)
Acquisitions and investments	(8,052)	(37,967)	(25)
Other	320	243	(124)
Net cash used in investing activities	(43,571)	(74,104)	(25,541)

Financing Activities
Credit Facility:
Proceeds from issuance of long-term debt	—	—	224,150
Repayment of long-term debt	—	—	(315,150)
Dividends paid on preferred stock	(2)	(1,067)	(1,211)
Dividends paid on common stock	(25,997)	(22,301)	—
Redemption of Series A Note from Capital Trust, net	—	(70,000)	—
Series A Common Stock repurchases	(16,385)	(10,920)	—
Redemption of preferred stock	(11,251)	(7,068)	—
Repurchase of senior notes due 2027	(15,000)	—	—
Principal payments on capital lease obligations	(184)	(188)	(154)
Proceeds from employee stock purchase plan and stock option exercises	8,954	10,661	5,917
Net cash used in financing activities	(59,865)	(100,883)	(86,448)

Increase in cash and cash equivalents	27,857	20,680	67,086
Cash and cash equivalents at beginning of period	92,208	71,528	4,442
Cash and cash equivalents at end of period	$120,065	$92,208	$71,528

Supplemental Cash Flow Information:

Business acquired in purchase transaction:

WMTW-TV:
Fair market value of assets acquired, net	$—	$38,716	$—
Fair market value of liabilities assumed, net	—	(642)	—
Net cash paid, including acquisition costs	$—	$38,074	$—

Cash paid during the year for:
Interest	$64,320	$63,502	$65,829
Interest on Note payable to Capital Trust	$9,750	$18,675	$15,000
Taxes, net of refunds	$39,892	$59,318	$5,082

Non-cash investing and financing activities:
Capital lease obligations entered into during the period	$—	$—	$229

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements

1.   Nature of Operations

Hearst-Argyle Television, Inc. and its subsidiaries (“we” or the “Company”) own and operate 25 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (“NBC”), 12 of the stations are affiliates of the American Broadcasting Companies (“ABC”), two of the stations are affiliates of Columbia Broadcasting Systems (“CBS”) and one station is affiliated with Warner Brothers Television Network (“WB”). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations (the “Managed Stations”). The Company has determined that its single reportable segment is commercial television broadcasting. The economic characteristics, services, production process, customer type and distribution methods for the Company’s operations are substantially similar and have therefore been aggregated as one reportable segment.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets; carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments and stock options. Actual results could differ from those estimates.

Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other then stockholder investments and distributions. Included in accumulated other comprehensive income are changes in equity that are excluded from the Company’s net income, specifically, additional minimum pension liabilities, net of tax.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

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

Program Rights

Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying Consolidated Statements of Income. Such reductions in unamortized costs were $2.2 million in the year ended December 31, 2004, and were negligible in the years ended December 31, 2005 and 2003. Programming rights are amortized over the license period. The majority of the Company’s programming rights are for first-run programming which is generally amortized over one year. Rights for off-network syndicated products, feature films and cartoons are amortized based on the projected number of airings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms.

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at the fair market value of the merchandise or services received. Barter program rights and payables are recorded for barter transactions based upon the availability of the broadcast property. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the programming airs or when the merchandise or service is utilized. Barter and trade revenue are included in total revenue on the Consolidated Statements of Income and were approximately $25.0 million, $27.0 million and $27.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, trade revenue represented less than 20% in each of the years. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the Consolidated Statements of Income and were approximately $25.1 million, $27.2 million and $27.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, trade expense represented less than 15% in each of the years.

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

Intangible Assets

Intangible assets are recorded at cost and include Federal Communications Commission (“FCC”) licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. The Company performs a review for impairment of its recorded goodwill and FCC license, which are its only intangible assets with indefinite useful lives, annually in the fourth quarter or earlier if indicators of potential impairment exist.  The impairment test for FCC license consists of a comparison of its carrying value with its fair value, determined using a discounted cash flow analysis. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing carrying value of  the reporting unit to its fair value, estimated using a discounted cash flow analysis. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

Various judgmental assumptions about cash flows, growth rates and discount rates are used in developing a discounted cash flow analysis. Discount rate assumptions are based on the weighted average cost of capital of industry participants. The Company considers the assumptions used in its estimates to be reasonable, however, had the Company used different assumptions, the Company’s reported results may have varied.

The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives as follows: network affiliation intangible assets - 28.5 years, advertiser client base -19 years, other intangible assets - 5-10 years. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

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

Revenue Recognition

The Company’s primary source of revenue is television advertising. Other sources include network compensation and other revenue. Advertising revenue and network compensation together represented approximately 98% of the Company’s total revenue in each of the years ended December 31, 2005, 2004 and 2003.

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

Off-Balance Sheet Financings and Liabilities

Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2005, and employment contracts for key employees, which are disclosed in Note 15, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

When allocating the purchase price to the acquired assets (tangible and intangible) and assumed liabilities, it is necessary to develop estimates of fair value. The Company utilizes the services of an independent valuation consulting firm for the purpose of estimating fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the future economic benefits that the FCC license brings to its holder and discounts them to the present. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.

Stock-Based Compensation

The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”) and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, the stock options have no intrinsic value and therefore no compensation expense is recognized. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting For Stock-Based Compensation (“SFAS 123”). Under SFAS 123, options are valued at their date of grant and then expensed over their vesting period. See Note 12 and the “New Accounting Pronouncements” disclosure regarding SFAS 123(R).

The following table details the effect on net income and earnings per share had compensation expense been recorded based on the fair value method under SFAS 123, as amended, utilizing the Black-Scholes option valuation model:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)
Reported net income	$100,217	$123,942	$94,221
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(4,823)	(4,875)	(6,706)
Pro forma net income	95,394	199,067	87,515
Less: Preferred stock dividends	(2)	(1,067)	(1,211)
Pro forma net income applicable to common stockholders (Basic)	$95,392	$118,000	$86,304

Add: Interest Expense, Net – Capital Trust, net of tax	—	9,285	—

Pro forma net income applicable to common stockholders (Diluted)	$95,392	$127,285	$86,304

Earnings per share:
Basic – as reported	$1.08	$1.32	$1.00
Basic – pro forma	$1.03	$1.27	$0.93

Diluted – as reported	$1.08	$1.30	$1.00
Diluted – pro forma	$1.02	$1.26	$0.93

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

Reclassifications

For comparability, certain immaterial prior year amounts have been reclassified in the consolidated statements of cash flows to conform to the 2005 presentation. Such amounts were within the investing section and are immaterial.

New Accounting Pronouncements

In June 2005, the EITF reached a consensus on EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”), which was modified in September 2005. EITF 05-6 provides guidance on whether a lease term should be reevaluated at the time of a purchase business combination or when leasehold improvements are purchased after lease inception. EITF 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,(“EITF No. 04-10”). EITF 04-10 provides guidance on FAS 131, Disclosures about Segments of an Enterprise and Related Information and how to determine whether operating segments which do not meet certain quantitative thresholds may be aggregated and reported as a single operating segment. The EITF is effective for fiscal years ending after September 15, 2005, and corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The Company has adopted the guidance as of the year ending December 31, 2005 and the adoption did not have a material impact on our financial position or results of operations.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It requires changes in accounting principle to be applied retroactively to prior periods as if the principle had always been used. Previously, voluntary changes in accounting principle were required to be recognized cumulatively in net income in the period of change. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 with early adoption encouraged. The Company did not make any accounting changes or error corrections during the year ended December 31, 2005 and therefore, the adoption of SFAS 154 did not have any material impact on our financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Therefore, FIN 47 is effective for the year ending December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. The Company will adopt SFAS 123(R) on January 1, 2006 using the modified prospective approach. The Company expects to record approximately $8.1 million of stock-based compensation during the year ending December 31, 2006 as a result of this adoption.

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

In March 2004, the EITF reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF No. 03-1”), which provides guidance on the meaning of the phrase other-than-temporary impairment and its applications to several types of investments including debt securities classified as held-to-maturity and available-for-sale as well as cost-method investments. Additional guidance on the evaluation of whether the impairment on investments not accounted for using the equity method is other then temporary and how to measure the investment was provided in FSP FAS 115-1 / FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Company adopted EITF 03-1 for the year ended December 31, 2004. The Company has adopted FSP FAS 115-1 / FAS 124-1 for the year ended December 31, 2005 and evaluated all cost method investments for any impairment loss that is other than temporary in accordance with this guidance. The adoption of FSP FAS 115-1 / FAS 124-1 did not have any impact on our financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act provides a federal subsidy to sponsors of retiree healthcare benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB staff issued FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which supersedes FASB Staff Position No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and is effective for interim or annual periods beginning after June 15, 2004. The Company determined that the Act is not a “significant event” as defined by SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Act did not have a material effect on our consolidated financial statements.

3.    Acquisitions, Dispositions and Investments

Investments as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)
Internet Broadcasting Companies	$11,308	$13,856
Ripe TV	4,479	—
USDTV	1,529	—
Arizona Diamondbacks	5,982	5,982
Capital Trust	4,021	4,021
ProAct	60	534
Other	3,942	1,969
Total investments	$31,321	$26,362

Investment in Internet Broadcasting Systems, Inc.   During the periods presented the Company had investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and, during the periods presented through December 22, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies. Internet Broadcasting operates a national network of station Internet sites and designs, develops and operates station Internet sites under operating agreements. IBS/HATV LLC owned the Internet sites for each of the Company’s television stations. The initial $20 million investment in exchange for shares of preferred stock representing an approximately 24% equity interest in Internet Broadcasting was made in December 1999, followed by an additional $6 million investment in bridge loans issued by Internet Broadcasting in May 2001.

On December 22, 2005, the investment in Internet Broadcasting and the IBS/HATV LLC relationship were strategically restructured to provide for new content initiatives, new sales opportunities and enhanced capital resources for Internet Broadcasting. Under the new arrangement, Internet Broadcasting will continue to manage a national network of station Internet sites and design, develop and operate the Internet sites under an operating agreement. However, IBS/HATV LLC and its subsidiaries will be dissolved resulting in the recognition of local website operating results directly on the books of the Company’s television stations commencing in January 2006.

•                  Investment in Internet Broadcasting.    As a result of the restructuring on December 22, 2005, the Company’s investment in preferred stock and bridge loans was converted into shares of Internet Broadcasting common stock, increasing the Company’s ownership percentage from 24% to 31.1%. Subsequently, in January 2006, the Company purchased Internet Broadcasting common stock from an existing Internet Broadcasting investor for $5.5 million, increasing its ownership percentage to 38%. We will continue to account for our investment in Internet Broadcasting using the equity method.

•                  IBS/HATV LLC (Limited Liability Company). As described above, a component of the restructuring was the dissolution of IBS/HATV LLC, effective December 31, 2005. The Company expects to receive its share of the LLC’s assets within the next several months and as such, the investment balance of $3.4 million has been reclassified to Other Current Assets as of December 31, 2005. IBS/HATV LLC was owned 49.9% by HTV and 50.1% by Internet Broadcasting. Controlled and managed by Internet Broadcasting, IBS/HATV LLC was the parent company of 26 wholly-owned subsidiary limited liability companies established to own and operate the Internet sites for each of the Company’s television stations.  As a result of the restructuring, those 26 subsidiaries were also dissolved and their assets are being transferred to the Company. Prior to the restructuring, we accounted for our investment in IBS/HATV LLC using the equity method.

Investment in Ripe Digital Entertainment, Inc. On July 27, 2005, the Company invested approximately $5 million in Ripe Digital Entertainment, Inc. (“Ripe TV”) representing a 31.25% interest. Ripe TV was formed in 2003 to start an advertising-supported free digital video-on-demand program service. Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via multiple platforms, including digital cable, broadband and cell phones. We account for this investment using the equity method.

Investment in USDTV. On September 23, 2005, the Company and Hearst each invested approximately $1.5 million in USDTV, representing a combined 10% interest. In addition, on January 27, 2006, the Company and Hearst each invested approximately $1 million in USDTV representing a total combined 12.35% interest. USDTV was formed to provide a national digital subscription-based television programming distribution service using portions of the digital television spectrum. Currently, the program service which consists of local television signals combined with the most popular cable networks, is available in Albuquerque, New Mexico, Las Vegas, Nevada, Salt Lake City, Utah and Dallas, Texas. We account for this investment using the cost method.

Investment in NBC/Hearst-Argyle Syndication, LLC.    Effective December 31, 2005, NBC and the Company concluded the NBC/Hearst-Argyle syndication venture and the Company recorded a loss of $2.5 million within Other expense. The Company’s 20% share in the results of NBC/Hearst-Argyle Syndication, LLC is included in Equity in (income) loss of affiliates, net in the accompanying Consolidated Statements of Income for the years ended December 31, 2004 and 2003. We accounted for this investment using the equity method.

Investment in ProAct Technologies Corporation.    During the year ended December 31, 2004, the Company recorded a $3.7 million write-down to net realizable value of the Company’s investment in ProAct Technologies Corporation (“ProAct”). In December 2004, ProAct sold its assets to a third party as part of an overall plan of liquidation. The Company received $0.5 million in distributions from ProAct during the year ended December 31, 2005.

Investment in Capital Trust.  On December 20, 2001, the Company purchased all of the Capital Trust’s common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. The Subordinated Debentures are presented as Note payable to Capital Trust in the Company’s Consolidated Balance Sheets. The Capital Trust does not hold any other significant assets other than note receivable from the Company for the Subordinated Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, we account for this investment using the equity method. The only earnings attributable to this investment are the Company’s interest payments made on $6.2 million portion of the Subordinated Debentures. The Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures (see Note 7). On December 31, 2004, the Company redeemed a portion of the subordinated debentures (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock and $70.0 million of preferred securities.

Acquisition of WMTW.    On July 1, 2004, the Company acquired the television broadcast assets of WMTW-TV, Channel 8, the ABC affiliate serving the Portland-Auburn, Maine television market, for approximately $38.1 million in cash, inclusive of acquisition costs.  This acquisition has been accounted for as a purchase business combination and the pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

Investment in NBC Weather Plus.  In November 2004, NBC Weather Plus Network (“Weather Plus”) was formed to launch the first digital local and national weather network using a portion of the digital spectrum of NBC-affiliated television stations.  Weather Plus is a 50/50 joint venture between two member limited liability companies:  NBC News Bureaus, Inc. and Weather Network Affiliates Company, LLC.  NBC-affiliated stations may participate in the venture by investing in Weather Network Affiliates Company, LLC.  We have a minority interest in Weather Network Affiliates Company, LLC, and have launched NBC Weather Plus in eight of our markets – Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster and New Orleans – and expect to launch Weather Plus in our two remaining NBC markets in 2006.  We account for this investment using the cost method.

Other Investments.  The majority of the other investments are broadcast tower partnerships.

4.              Goodwill and Intangible Assets

The carrying value of goodwill and intangible assets as of December 31, 2005 and 2004 consisted of the following:

	December 31, 2005	December 31, 2004
	(In thousands)
Total intangible assets subject to amortization	$111,983	$117,986
Intangible assets not subject to amortization – FCC licenses	2,284,103	2,310,279
Total intangible assets, net	$2,396,086	$2,428,265

Goodwill	$731,687	$734,746

In accordance with SFAS 142, Goodwill and Intangible Assets, (“SFAS 142”) the Company assesses its goodwill and intangible assets with indefinite useful lives at least annually by applying a fair value-based test.  The Company’s intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the FCC.  SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In performing the annual impairment test, the estimated fair value of each station’s FCC license and enterprise value is determined based on the present value of future cash flows.  When performing the annual impairment test in 2005, we determined that at our station, WDSU-TV in New Orleans, Lousiana, the aggregate book value of FCC licenses exceeded the estimated fair value by $26.2 million and the Company wrote down the book value of FCC licenses accordingly.  After reducing the carrying value of the FCC license, the Company compared the carrying value of WDSU-TV’s net assets to its enterprise value.  As a result, the Company wrote down $3.0 million of goodwill.  Estimates of future cash flows reflected the negative impact of Hurricane Katrina on the New Orleans market.

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

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142, as well as the carrying value of those intangible assets that are no longer amortized and goodwill as of December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$122,891	$70,050	$52,841	$122,891	$66,493	$56,398
Network affiliations	95,493	36,489	59,004	95,493	34,098	61,395
Other	743	605	138	743	550	193
Total intangible assets subject to amortization	$219,127	$107,144	$111,983	$219,127	$101,141	$117,986

	As of December 31, 2004	Impairment Charge	As of December 31, 2005
Intangible assets not subject to amortization:
FCC licenses	$2,310,279	$26,176	$2,284,103

Goodwill	$734,746	$3,059	$731,687

The Company’s amortization expense for definite-lived intangible assets was approximately $6.0 million in the year ended December 31, 2005.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be approximately $6.0 million for the next five years.

5.              Accrued Liabilities

Accrued liabilities as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)
Payroll, benefits and related costs	$17,075	$20,801
Accrued income taxes	10,307	14,639
Accrued interest	9,462	9,492
Accrued vacation	5,438	5,279
Accrued payables	3,111	4,019
Other taxes payable	1,777	1,335
Other accrued liabilities	3,963	8,075
Total accrued liabilities	$51,133	$63,640

6.              Long-Term Debt

Long-term debt as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)
Senior Notes	$417,110	$432,110
Private Placement Debt	450,000	450,000
Capital Lease Obligations	107	291
	$867,217	$882,401
Less: Current maturities	(90,047)	(180)
Total long-term debt	$777,170	$882,221

Credit Facility

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt.  The new credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  On the same day, we capitalized $1.1 million of costs related to the credit facility.  Outstanding principal balances under the credit facility will bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the Credit Facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have not borrowed under this credit facility as of December 31, 2005.

During 2003, we repaid, in full, $91 million outstanding under our then $750 million senior credit facility which had an effective interest rate of 3.8%.

Senior Notes

At December 31, 2005, the Senior Notes, which are unsecured obligations, consisted of $125 million principal amount of 7.0% senior notes due 2007; $176 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. At December 31, 2004, the Senior Notes, which are unsecured obligations, consisted of $125 million principal amount of 7.0% senior notes due 2007; $176 million principal amount of 7.0% senior notes due 2018 and $131.1 million principal amount of 7.5% senior notes due 2027. Initially issued in November 1997 and January 1998, proceeds from the senior notes were used to repay then existing debt.  On December 13, 2005, we repurchased at a premium $15 million of our 7.5% senior notes due 2027.

Private Placement Debt

The Private Placement Debt consists of $450 million in senior, unsecured notes, which bear interest at 7.18% per year.  The notes are repayable in five mandatory $90 million annual installments beginning on December 1, 2006.  The Notes were initially issued in connection with the January 1, 1999 acquisition of KCRA-TV in Sacramento, California.

Capital Lease Obligations

We have capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. We had capital lease obligations of approximately $0.1 million and $0.3 million as of December 31, 2005 and 2004, respectively.  The capital leases have terms which expire in various years through 2008.

Aggregate Maturities of Total Debt

Approximate aggregate annual maturities of total debt (including capital lease obligations) are as follows (in thousands):

2006	90,047
2007	215,052
2008	90,008
2009	90,000
2010	90,000
Thereafter	292,110
Total	$867,217

Debt Covenants and Restrictions

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price.  The Company is in compliance with all such covenants and restrictions as of December 31, 2005.

Interest Rate Risk Management

The Company is not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future. We may also consider in the future certain interest rate swap arrangements or debt-for-debt exchanges.

Interest Expense, net

Interest expense, net for the years ended December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
	(In thousands)
Interest on borrowings:
Credit Facility	$465	$289	$2,572
Senior Notes	31,578	30,903	30,934
Private Placement Debt	32,310	32,310	32,310
Amortization of deferred financings costs and other	2,424	1,943	2,910
Total interest expense	66,777	65,445	68,726
Interest income	(3,402)	(1,715)	(511)
Total interest expense, net	$63,375	$63,730	$68,215

7.              Note Payable to Capital Trust

On December 20, 2001, our wholly-owned unconsolidated subsidiary trust, the Capital Trust, completed a $200.0 million private placement of Redeemable Convertible Preferred Securities with institutional investors.  We then issued subordinated debentures of $206.2 million (the “Subordinated Debentures”) to the Capital Trust in exchange for $200.0 million in net proceeds from the private placement and 100% of the Capital Trust’s common stock, valued at $6.2 million. The Subordinated Debentures are presented as Note payable to Capital Trust in our Consolidated Balance Sheets. We paid the Capital Trust’s issuance costs of $5.2 million, resulting in net proceeds to us of $194.8 million. We utilized the net proceeds to reduce outstanding borrowings under the Credit Facility.

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

Interest Expense, net – Capital Trust

During the year ended December 31, 2005, Interest expense, net – Capital Trust represents interest expense incurred by the Company on $134.0 million of Debentures issued by its wholly owned unconsolidated subsidiary trust (the “Capital Trust”).  For the years ended December 31, 2004 and 2003, the Company incurred interest expense on $206.2 million of Debentures issued by the Capital Trust. Interest expense, net in 2004 includes a $3.7 million premium paid for the redemption of the Series A Debentures.  Interest paid by the Company to the Capital Trust was then utilized by the Capital Trust to make dividend payments to the holders of the $200.0 million of Redeemable Convertible Preferred Securities issued by the Capital Trust in December 2001. In accordance with FIN 46(R), the Company does not consolidate the accounts of the Capital Trust in its consolidated financial statements. The Company uses the equity method of accounting to record the parent company’s equity interest in the earnings of the Capital Trust and accordingly has included such earnings of $0.3 million, $0.5 million, and $0.5 million in Interest Expense, net – Capital Trust in the accompanying Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003, respectively.

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Interest on Subordinated Debentures:
Series A Subordinated Debentures	$—	$5,412	$5,412
Series B Subordinated Debentures	10,052	10,052	10,052
Premium paid on redemption of Series A Subordinated Debentures	—	3,789	—
Gain on redemption of Capital Trust common stock	—	(114)	—
Total interest expense	10,052	19,139	15,464
Equity in earnings of Capital Trust	(302)	(464)	(464)
Total interest expense, net – Capital Trust	$9,750	$18,675	$15,000

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

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Reported net income	$100,217	$123,942	$94,221
Less: Preferred stock dividends	(2)	(1,067)	(1,211)
Income applicable to common stockholders (Basic)	$100,215	$122,875	$93,010

Add: Interest Expense, Net – Capital Trust, net of tax	—	9,285	—
Income applicable to common stockholders (Diluted)	$100,215	$132,160	$93,010

Basic shares	92,826	92,928	92,575
Basic EPS	$1.08	$1.32	$1.00

Diluted shares	93,214	101,406	92,990
Diluted EPS	$1.08	$1.30	$1.00

Basic shares	92,826	92,928	92,575
Add: Shares issued upon assumed exercise of stock options	388	543	415
Add: Shares issued upon conversion of Series A Redeemable Convertible Preferred Securities	—	2,807	—
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	—	5,128	—
Diluted shares	93,214	101,406	92,990

The following shares were not included in the computation of diluted EPS, because to do so would have been anti-dilutive for the periods presented: (i) 5,781 shares of Series A Preferred Stock, outstanding as of December 31, 2004, and 7,381 shares of Series A Preferred Stock, outstanding as of December 31, 2003, which are convertible into Series A Common Stock (see Note 11); and (ii) 5,470 shares of Series B Preferred Stock, outstanding as of December 31, 2004, and 10,938 shares of Series B Preferred Stock, outstanding as of December 31, 2003, which are convertible into Series A Common Stock (see Note 11). The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS. These shares were redeemed in full as of January 1, 2005.

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the year ended December 31, 2005, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. The Series A Convertible Preferred Securities were redeemed on December 31, 2004 and therefore had no impact on the 2005 periods. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. For the year ended December 31, 2004, 7,935,068 shares of Series A Common Stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are included in the number of common shares used in the calculation of diluted EPS. For the year ended December 31, 2003, these shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive.

Common stock options for 3,657,174, 2,916,270 and 2,902,456 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2005, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

9.              Income Taxes

The (benefit) provision for income taxes relating to income for the years ended December 31, 2005, 2004 and 2003, consisted of the following:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Current:
State and local	$5,671	$6,761	$2,414
Federal	(8,328)	49,475	(3,277)
	(2,657)	56,236	(863)
Deferred:
State and local	(7,096)	1,976	1,712
Federal	13,670	18,140	41,460
	6,574	20,116	43,172
Provision for income taxes	$3,917	$76,352	$42,309

The Company’s effective income tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax examinations, amount of deductions or changes in the deferred tax valuation allowance. The effective income tax rate for the years ended December 31, 2005, 2004 and 2003 varied from the statutory U.S. Federal income tax rate due to the following:

	2005	2004	2003
Statutory U. S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	(0.9)	2.9	2.0
Other non-deductible business expenses	1.3	0.3	(0.1)
Change in valuation allowances and other estimates	(31.6)	—	(5.8)
Other	—	(0.1)	(0.1)
Effective income tax rate	3.8%	38.1%	31.0%

The decrease in our Federal current tax expense and effective tax rate for the year ended December 31, 2005, primarily relates to our agreement in June 2005 with the Internal Revenue Service (IRS) to settle certain examination matters for tax years 2001-2002, principally related to deductions of income tax basis associated with certain of our prior acquisitions. The settlement resulted in our recognition of $31.9 million of reduced current income tax expense in 2005.  The decrease in our State deferred tax expense and effective tax rate for the year ended December 31, 2005, primarily relates to the change in Ohio tax law in June 2005, which among numerous other provisions calls for the phase-out of the corporate income tax in Ohio, resulting in the Company’s reversal of $8.4 million (net $5.5 million) in previously recorded State deferred tax liabilities.  The increase in other non-deductible business expenses is primarily related to the goodwill write-down associated with the New Orleans market impairment charge, which provided no tax benefit.

Deferred income tax liabilities and assets at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(In thousands)
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$26,994	$40,114
Accelerated funding of pension benefit obligation	13,352	10,421
Difference between book and tax basis of intangible assets	804,926	789,211
Total deferred income tax liabilities	$845,272	$839,746
Deferred income tax assets:
Accrued expenses and other	4,029	4,979
Operating and Capital loss carryforwards	33,265	20,689
	37,394	25,668
Less: Valuation allowance	(33,265)	(20,689)
Total deferred income tax assets	4,029	4,979
Net deferred income tax liabilities	$841,243	$834,767

The net deferred income tax liabilities are presented under the following captions on the Company’s consolidated balance sheets:

	2005	2004
	(In thousands)
Deferred income tax liability	$845,272	$839,746
Deferred income tax asset (current)	4,029	4,979
Net deferred income tax liability	$841,243	$834,767

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

The valuation allowance represents the uncertainty associated with the realization of the tax benefits of certain state net operating loss carryforwards totaling approximately $319 million, which expire between 2006 and 2025, and other capital loss carryforwards totaling approximately $22 million, which expire in 2009.  The 2005 change in the valuation allowance is primarily the result of the valuation allowance associated with the capital loss carryforwards.

10.       Common Stock

General

The Company has authorized 300 million common shares, par value $0.01 per share, which includes 200 million of Series A Common Stock and 100 million Series B Common Stock.  Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company’s Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company’s Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company’s Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company’s Board of Directors.

All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst.  No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated; (iii) any entity to which all or substantially all of Hearst’s assets are transferred; or (iv) any entity controlled by Hearst (each a “Permitted Transferee”).  Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company’s Certificate of Incorporation and to applicable securities laws limitations.

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During 2005, the Company repurchased 669,227 shares of Series A Common Stock at a cost of $16.4 million and an average per share price of $24.48.  Between May 1998 and December 31, 2005, the Company repurchased approximately 4.3 million shares of Series A Common Stock at a cost of approximately $108.0 million and an average price of $24.97.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and its indirect wholly-owned subsidiary Hearst Broadcasting, Inc. (“Hearst Broadcasting”) is authorized to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2005, under this plan Hearst had purchased approximately 20.4 million shares of the Company’s outstanding Series A Common Stock. Hearst’s ownership in the Company was 70.5% and 67.6% as of December 31, 2005 and 2004, respectively.

Common Stock Dividends

During the year ended December 31, 2005, the Company’s Board of Directors declared and/or paid cash dividends as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
				(In thousands)
$0.07	December 1, 2004	January 5, 2005	January 15, 2005	$6,500	$4,394
$0.07	March 31, 2005	April 5, 2005	April 15, 2005	$6,496	$4,432
$0.07	May 4, 2005	July 5, 2005	July 15, 2005	$6,497	$4,478
$0.07	September 21, 2005	October 5, 2005	October 15, 2005	$6,504	$4,515
$0.07	December 6, 2005	January 5, 2006	January 15, 2006	$6,486	$4,575

11.       Preferred Stock

The Company has one million shares of authorized preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two authorized series of preferred stock, Series A Preferred Stock and Series B

Preferred Stock (collectively, the “Preferred Stock”).  At December 31, 2005, there is no Preferred Stock outstanding. There were 5,470 shares of Series B Preferred Stock and 5,781 shares of Series A Preferred Stock issued and outstanding as of December 31, 2004. The Preferred Stock had a cash dividend feature whereby each share accrued $65 per share annually, to be paid quarterly.

On January 1, 2004, the Company redeemed 1,600 shares of Series A Preferred Stock and on December 10, 2004, the Company redeemed 5,468 shares of Series B Preferred Stock.  On January 1, 2005, 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock were redeemed.

12.       Employee Stock Plans

On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan (“Incentive Compensation Plan”).  The Incentive Compensation Plan is intended to replace the Amended and Restated 1997 Stock Option Plan (the “Stock Option Plan”) and all grants made after May 5, 2004 are made under the new Incentive Compensation Plan.  Under the Incentive Compensation Plan the Company may award various forms of incentive compensation to officers, other key employees and non-employee directors of the Company and its subsidiaries.  The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock.  Generally, under the Incentive Compensation Plan stock options are granted with exercise prices equal to the market price of the underlying stock on the date of grant.  Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant.  Generally, options we have granted to employees under the Incentive Compensation Plan cliff-vest after three years commencing on the effective date of the grant.

Under the Stock Option Plan, 8.7 million shares of Series A Common Stock were reserved for issuance.  Under the Stock Option Plan, stock options were granted with exercise prices equal to the market price of the underlying stock on the date of grant.  Generally, options granted prior to December 2000 either (i) cliff-vest after three years commencing on the effective date of the grant or (ii) vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company’s stock. Options granted in December 2000 vest in one-third increments per year commencing one year from the date of the grant.  Generally, options granted after December 2000 cliff-vest after three years commencing on the effective date of the grant.   All options granted pursuant to the Stock Option Plan will expire no later than ten years from the date of grant.

A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the years ended December 31, 2005, 2004 and 2003 is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	6,610,498	$22.16
Granted	1,179,450	25.22
Exercised	(218,755)	18.97
Forfeited	(146,721)	22.49
Outstanding at December 31, 2003	7,424,472	22.71
Granted	1,272,900	25.63
Exercised	(455,056)	18.97
Forfeited	(181,887)	24.06
Outstanding at December 31, 2004	8,060,429	23.36
Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02
Outstanding at December 31, 2005	8,520,847	$23.53

Exercisable at December 31, 2003	3,804,590	$21.54
Exercisable at December 31, 2004	4,392,112	$21.84
Exercisable at December 31, 2005	4,720,837	$22.25

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/05	Weighted Average Exercise Price
$18.56-$21.59	2,539,162	5.3 years	$19.50	2,539,162	$19.50
$22.08-$24.89	2,371,511	8.5 years	$24.09	1,074,111	$24.07
$25.13-$26.81	3,446,560	6.2 years	$25.82	960,450	$26.36
$27.75-$29.00	149,614	2.2 years	$28.87	133,114	$28.92
$36.44	14,000	2.6 years	$36.44	14,000	$36.44
	8,520,847	6.5 years	$23.53	4,720,837	$22.25

As of December 31, 2005, the Company has reserved 1,138,450 shares of Series A Common Stock for future grants under the Incentive Compensation Plan.

The Company accounts for employee stock-based compensation under APB 25 and related interpretations. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding Net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had recognized compensation expense for its employee stock options.  Under SFAS No. 123, options are valued at their date of grant and then expensed over their vesting period.  The value of the Company’s options was calculated at the date of grant using the Black-Scholes option-pricing model for options granted in 2005, 2004 and 2003. The weighted average value of options granted was $7.63, $7.81 and $8.71 for 2005, 2004 and 2003, respectively. The following assumptions were used for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	4.43%	3.72%	3.25%
Dividend yield	1.12%	0.94%	0.25%
Volatility factor	27.71%	30.14%	33.90%
Expected life	5.9 years	5.0 years	5.0 years

See Note 2 under “Stock-Based Compensation” for the pro forma effect on Net income and earnings per share had compensation expense been recorded under SFAS No. 123, as amended.

13.       Stock Purchase Plan

In April 1999, we implemented a non-compensatory employee stock purchase plan (“ESPP”) in accordance with Internal Revenue Code Section 423.  The ESPP allows employees to purchase shares of our Series A Common Stock, at 85% of its market price, through after-tax payroll deductions.  We reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock.  Employees purchased 102,934 and 92,259 shares for aggregate proceeds of approximately $2.2 million and $2.0 million in the years ended December 31, 2005 and 2004, respectively.

14.       Related Party Transactions

The Hearst Corporation.    As of December 31, 2005, Hearst beneficially owned approximately 46.8% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 70.5% of the outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s beneficial ownership of our Series B Common Stock entitles Hearst to elect as a class 11 of the 13 directors of our Board of Directors. During the years ended December 31, 2005, 2004 and 2003, we entered into the following transactions with Hearst or parties related to Hearst:

•                  Management Agreement.    We recorded revenue of approximately $4.6 million, $4.2 million, and $3.6 million in the years ended December 31, 2005, 2004 and 2003, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, and financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Services Agreement.    We incurred expenses of approximately $4.8 million, $3.8 million and $3.7 million in the years ended December 31, 2005, 2004 and 2003, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. We believe that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net – Capital Trust.  We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $9.8 million, $18.7 million and $15.0 million in the years ended December 31, 2005, 2004 and 2003, respectively.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $1.9 million, $3.7 million and $3.0 million in the years ended December 31, 2005, 2004 and 2003, respectively, was paid to Hearst.

•                  Dividend on Common Stock.    Our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock, respectively, for a total amount of $26.0 million.  Included in this amount was $18.0 million payable to Hearst.  On December 6, 2005, our Board declared a cash dividend of $0.07 per share on our Series A and Series B Common Stock for a total of $6.5 million.  Included in this amount was $4.6 million payable to Hearst.  In the year ended December 31, 2004, the Company paid cash dividends of $22.3 million. Included in this amount was $14.7 million payable to Hearst. See Note 10.

•                  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.9 million in the year ended December 31, 2005 and $0.7 million per year in the years ended December 31, 2004 and 2003, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Hearst Tower Lease.  In October 2005, the Audit Committee of the Board of Directors approved the Company’s entry into a lease with Hearst of office space in the Hearst Tower in New York City, which is currently under construction and scheduled to be completed in mid-2006.  We expect to enter into that lease agreement in the first quarter of 2006.  We expect to incur capital expenditures of approximately $6 million in 2006 in connection with our relocation to the Hearst Tower and expect to incur approximately $0.8 million in rent expense in 2006.

•                  Lifetime Entertainment Services.     We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  Based on the terms of completed agreements, we are entitled to receive a minimum aggregate amount of $2.5 million during the period from January 1, 2006 to June 20, 2009.  We have recorded revenue from the agreements of $6.7 million, $1.8 million and $1.9 million in the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Wide Orbit, Inc.    In November 2004, we entered into an agreement with Wide Orbit, Inc. (“Wide Orbit”) for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit, Inc.  In the years ended December 31, 2005 and 2004, we paid Wide Orbit approximately $1.7 million and $0.9 million, respectively, under the agreement.

•                  Other Transactions with Hearst.    In the year ended December 31, 2005, we recorded net revenue of approximately $0.1 million relating to advertising sales to Hearst on behalf of Good Housekeeping, which is owned by Hearst. In the years ended December 31, 2005 and 2004, we did not receive advertising revenue from Hearst.

Internet Broadcasting.    As of December 31, 2005, we owned 31.1% of Internet Broadcasting.  Our share of the loss of Internet Broadcasting included in Equity in (income) loss of affiliates, net was $0.3 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively.  Our share of income for IBS/HATV LLC included in Equity in (income) loss of affiliates, net was $3.1 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.  We also have an agreement with Internet Broadcasting pursuant to which they provide hosting services for our corporate Internet site for a nominal amount.  Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, since October 2002, Terry Mackin, our Executive Vice President, and since December 2005, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, have served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services.

Small Business Television.   The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs.  In the year ended December 31, 2005 these sales generated revenue of approximately $1.4 million, of which approximately $0.8 million was distributed to the Company.  In the year ended December 31, 2004 these sales generated revenue of approximately $1.2 million, of which approximately $0.7 million was distributed to the Company.  In the year ended December 31, 2003 these sales generated revenue of approximately $1.2 million, of which approximately $0.7 million was distributed to the Company.  Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.  In 2004, we invested in Weather Network Affiliates Company, LLC, the company which owns the NBC Weather Plus Network.  Since November 2004 we have launched NBC Weather Plus in eight of our markets – Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster and New Orleans – and expect to launch Weather Plus in our two remaining NBC markets in 2006.  Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC.  Mr. Mackin does not receive compensation for his Board service.

USDTV.  Currently, we and Hearst each own approximately 6.175% of USDTV.  Our station, KOAT-TV in Albuquerque, New Mexico, currently leases a portion of its digital spectrum to USDTV.  Since September 23, 2005, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, has served on the Board of Directors of USDTV, from which he does not receive compensation for his services.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the years ended December 31, 2005, 2004 and 2003.

15.       Other Commitments and Contingencies

We have obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2005, scheduled under contracts for programs which are currently available are as follows (in thousands):

	Program Rights	Barter Rights
2006	$34,421	$12,864
2007	1,224	271
2008	193	4
2009	122	2
2010	—	1
Thereafter	—	1
	$35,960	$13,143

The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2005, and employment contracts for key employees. Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2005 are as follows:

	Operating Leases	Deduct Operating Sublease	Net Operating Lease Commitments	Program Rights	Barter Rights	Employment and Talent Contracts

2006	$4,971	$(60)	$4,911	$32,220	$7,324	$71,660
2007	3,904	—	3,904	54,651	13,229	40,976
2008	3,089	—	3,089	55,301	12,012	13,022
2009	2,538	—	2,538	52,433	10,965	2,373
2010	2,073	—	2,073	44,369	9,934	1,311
Thereafter	14,636	—	14,636	17,439	3,614	411
	$31,211	$(60)	$31,151	$256,413	$57,078	$129,753

Rent expense, net, for operating leases was approximately $10.4 million, $9.4 million and $8.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Pension Plan Assets

The Pension Plans’ weighted average asset allocations as of the measurement dates September 30, 2005 and 2004, by asset category, are as follows:

	Percentage of Plan Assets as of September 30,
Asset Category	2005	2004
Equity	69.3%	69.5%
Fixed income	25.2%	27.4%
Real estate	2.3%	1.8%
Other	3.2%	1.3%
Total	100%	100.0%

The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs while controlling pension expense volatility.  Plan assets are invested with a number of investment managers and are diversified among equities, fixed income, real estate and other investments, as shown in the table above. Approximately 80% of the assets of the Pension Plans are invested in a master trust, which has a target allocation of approximately 70% equities and 30% fixed income.  When adding the remaining 20% of the assets of the Pension Plans which are outside of the master trust, the aggregate allocation is comparable to that of the master trust, but with a slightly higher allocation percentage for fixed income investments.  Each of the Pension Plans employs active investment management programs, and each has an Investment Committee which reviews the respective plan’s asset allocation on a periodic basis and determines when and how to re-balance the portfolio when appropriate. None of the Pension Plans has any dedicated target allocation to the Company’s Common Stock.

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2005, 2004 and 2003:

	Pension Benefits
	2005	2004	2003
	(In thousands)
Service cost	$9,031	$7,376	$6,085
Interest cost	8,660	7,663	6,893
Expected return on plan assets	(9,789)	(8,940)	(9,346)
Amortization of prior service cost	432	493	497
Amortization of transitional asset	5	(95)	(113)
Recognized actuarial (gain) loss	2,955	1,435	(40)
Net periodic pension cost	$11,294	$7,932	$3,976

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the years ended December 31, 2005, 2004 and 2003:

	Post-Retirement Benefits
	2005	2004	2003
	(In thousands)
Service cost	$94	$55	$58
Interest cost	374	307	315
Amortization of prior service cost	18	17	17
Amortization of transitional obligation	18	18	18
Amortization of net loss	120	15	—
Net periodic pension cost	$624	$412	$408

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law.  For the year ended December 31, 2005, the Company has included the impact of the subsidy.  As a result, the Net periodic pension cost was reduced by $0.1 million and Accumulated benefit obligation was reduced by $0.8 million.  For the years ended December 31, 2004 and 2003, the Company determined that the Act is not a “significant event” as defined by SFAS 106.

Summary Disclosure Schedule

The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the Consolidated Balance Sheet, and additional year-end information for the Company’s Pension Plans. The measurement dates for the determination of the benefit obligation, plan assets, and assumptions were September 30, 2005 and 2004.

	Pension Benefits
	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$146,398	$124,477
Service cost	9,031	7,376
Interest cost	8,660	7,663
Participant contributions	8	6
Benefits and administrative expenses paid	(4,334)	(4,182)
Actuarial loss	6,284	11,058
Benefit obligation at end of year	$166,047	$146,398
Change in plan assets:
Fair value of plan assets at beginning of year	$117,633	$97,210
Actual gain on plan assets, net	15,589	10,607
Employer contributions	19,562	13,992
Participant contributions	8	6
Benefits and administrative expenses paid	(4,334)	(4,182)
Fair value of plan assets at end of year	$148,458	$117,633
Reconciliation of funded status:
Funded status	$(17,589)	$(28,765)
Contributions paid during the fourth quarter	787	435
Unrecognized actuarial loss	53,014	55,486
Unrecognized prior service cost	2,033	2,464
Unrecognized transition asset	1	6
Net amount recognized at end of year	$38,246	$29,626
Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$42,204	$38,107
Other liabilities	(14,438)	(18,716)
Accumulated other comprehensive loss	10,480	10,235
Net amount recognized at end of year	$38,246	$29,626

Increase in minimum liability included in other comprehensive income	$245	$1,515

Additional year-end information for all defined benefit plans
Accumulated benefit obligation	$147,662	$127,349

Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$62,349	$58,981
Accumulated benefit obligation	$54,758	$49,033
Fair value of plan assets	$40,958	$30,737

The following schedule presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, and amounts recognized in the Consolidated Balance Sheet for the Company’s post-retirement benefit plan. The measurement dates for the determination of the benefit obligation and assumptions were September 30, 2005 and 2004.

	Post-Retirement Benefits
	2005	2004
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$5,137	$5,063
Service cost	94	55
Interest cost	373	307
Plan Amendments	8	4
Benefits and administrative expenses paid	(502)	(493)
Actuarial loss	1,467	201
Benefit obligation at end of year	$6,577	$5,137
Change in plan assets:
Fair value of plan assets at beginning of year	—	$—
Employer contributions	502	493
Benefits and administrative expenses paid	(502)	(493)
Fair value of plan assets at end of year	—	$—

Reconciliation of funded status:
Funded status	$(6,577)	$(5,137)
Contributions paid during the fourth quarter	110	139
Unrecognized actuarial loss	2,262	915
Unrecognized prior service cost	106	116
Unrecognized transition obligation	111	129
Net amount recognized at end of year	$(3,988)	$(3,838)
Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$—	$—
Other liabilities	(3,988)	(3,838)
Net amount recognized at end of year	$(3,988)	$(3,838)

Contributions

During the year 2006, the Company expects to contribute approximately $0.5 million to the Pension Plans and approximately $0.6 million to the post-retirement benefit plan.

Expected Benefit Payments

Benefit payments for the pension plans for the next 10 years are expected to be as follows (in thousands):

Year ending December 31,
2006	4,424
2007	4,900
2008	5,311
2009	5,961
2010	6,820
Next 5 years	46,935

Benefit payments for the post-retirement benefit plan for the next 10 years are expected to be as follows (in thousands):

Year ending December 31,
2006	552
2007	536
2008	476
2009	451
2010	452
Next 5 years	2,095

Assumptions

The weighted-average assumptions used for computing the projected benefit obligation for the Company’s Pension Plans as of the measurement dates of September 30, 2005 and 2004 were as follows:

	Pension Benefits
	2005	2004
Discount rate	5.75%	6.00%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used for computing the net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2005, 2004 and 2003 were as follows:

	Pension Benefits
	2005	2004	2003
Discount rate	6.00%	6.25%	6.88%
Expected long-term rate of return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	4.00%	4.00%	4.00%

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

The weighted-average assumptions used for computing the projected benefit obligation for the Company’s post-retirement benefit plan as of the measurement dates of September 30, 2005 and 2004 are as follows:

	Post-Retirement Benefits
	2005	2004
Discount rate	5.75%	6.00%

The weighted-average assumptions used for computing the net periodic benefit cost for the Company’s post-retirement benefit plan in the years ended December 31, 2005, 2004 and 2003 are as follows:

	Post-Retirement Benefits
	2005	2004	2003
Discount rate	6.00%	6.25%	6.88%

For measurement purposes, the Company assumed a per capita health care benefit cost trend rate of 10.3% and 11.0% for persons retiring before and after age 65, respectively.  These rates are assumed to decrease gradually to 5% in 2013 and remain level thereafter.  A Part D Subsidy trend rate of 12% was assumed for the Company.  These rates are assumed to decrease gradually to 5% in 2013 and remain level thereafter.  Previously, a trend rate of 12.0% in per capita cost of covered health care benefits was assumed for 2004.  These rates are assumed to decrease gradually to 5% by 2013 and remain at that level thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage-Point Increase	One- Percentage-Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$50	$(41)
Effect on postretirement benefit obligation	$636	$(537)

Savings Plans

The Company’s qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain of the Company’s (but not all) 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% (i.e. the Company matches up to 3%) of the employee’s compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2005, 2004 and 2003 were approximately $2.7 million, $2.5 million and $2.4 million, respectively.

Multi-Employer Pension Plan

The Company participates in a multi-employer pension plan for providing retirement benefits to certain union employees.  The Company’s contributions to the multiemployer union pension plan in the year ended December 31, 2005, was $0.8 million, $0.8 million and $0.7 million in the years ended December 31, 2004 and 2003.  No information is available for each of the other contributing employers for this plan.

17.       Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company’s financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$417,110	$434,830	$432,110	$479,548
Private Placement Debt	$450,000	$484,676	$450,000	$496,937
Note Payable to Capital Trust	$134,021	$144,546	$134,021	$155,334

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

18.       Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2005	2004	2005 (c)	2004	2005	2004	2005 (d)	2004
	(In thousands, except per share data)
Total revenue	$162,279	$166,864	$188,453	$197,958	$164,173	$194,011	$191,978	$221,046
Operating income	$39,268	$48,875	$63,700	$77,461	$36,538	$70,736	$37,935	$87,679
Net income	$13,075	$17,894	$65,614	$36,007	$11,678	$30,428	$9,850	$39,613
Income applicable to common stockholders (a)	$13,073	$17,622	$65,614	$35,735	$11,678	$30,156	$9,850	$39,362
Income per common share basic: (b)
Net income	$0.14	$0.19	$0.71	$0.38	$0.13	$0.32	$0.11	$0.42
Number of common shares used in the calculation	92,849	92,902	92,810	93,087	92,867	92,938	92,777	92,788
Income per common share diluted: (b)
Net income	$0.14	$0.19	$0.68	$0.37	$0.13	$0.32	$0.11	$0.41
Number of common shares used in the calculation	93,319	93,615	98,334	101,601	93,254	101,263	93,076	101,210

Dividends declared per share	$0.07	$0.06	$0.07	$0.06	$0.07	$0.06	$0.07	$0.07

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

(c)                During the second quarter of 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

(d)               In December 2005, we recorded an impairment charge of $29.2 million to write down to fair value WDSU’s FCC license and goodwill.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.    Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of  December 31, 2005.   Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

(b)  Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule
13a-15(f)).   To evaluate the effectiveness of our internal control over financial reporting, the Company uses the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Using the COSO Framework our management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2005.  Deloitte & Touche LLP, the independent registered public accounting firm that audits our consolidated financial statements included in this annual report, has issued an attestation report on our management’s assessment of internal control over financial reporting, which is included below.

(c)    Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Hearst-Argyle Television, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 23, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 23, 2006

(d) Changes in Internal Control Over Financial Reporting.   Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended December 31, 2005.  That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Item 10 is set forth under the headings “Executive Officers of the Company,” “Election of Directors Proposal” and “Board of Directors—General Information” in our Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), which information we incorporate by reference into this report.

ITEM 11.        EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading “Executive Compensation and Other Matters” in the 2006 Proxy Statement, which information we incorporate by reference into this report.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 is set forth under the headings “Equity Compensation Plans” and “Principal Stockholders” in our 2006 Proxy Statement, which information we incorporate by reference into this report.

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the heading “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, which information we incorporate by reference into this report.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the heading “Independent Auditors Fees” in the 2006 Proxy Statement, which information we incorporate by reference into this report.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

HEARST-ARGYLE TELEVISION, INC.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Year
Year Ended December 31, 2003:
Allowance for uncollectible accounts	$4,702,000	$298,000	$(891,000)	$4,109,000
Year Ended December 31, 2004:
Allowance for uncollectible accounts	$4,109,000	$125,000	$(950,000)	$3,284,000
Year Ended December 31, 2005:
Allowance for uncollectible accounts	$3,284,000	$888,000	$(1,229,000)	$2,943,000

(1)    Net write-off of accounts receivable.

(3)          The following exhibits are filed as a part of this report:

Exhibit No.	Description

10.2	Affiliation Agreement, dated as of December 4, 2005, between the ABC Television Network and the Company.*

10.5	Amendment No. 8 to Services Agreement, dated as January 1, 2006, between the Company and The Hearst Corporation,

10.6	Third Extension of the Amended and Renewed Option Agreement, dated as of January 1, 2006, between the Company and The Hearst Corporation,

10.7	Third Extension of the Amended Studio Lease Agreement, dated as of January 1, 2006, between the Company and The Hearst Corporation,

10.8	Amended and Restated Retransmission Rights Agency Agreement, dated as of January 31, 2006, between Lifetime Entertainment Services and the Company.*

*                 Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC February 27, 2006.  We have filed the redacted material separately with the SEC.

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

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).

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

4.10

Terms of 7.5% Series B Convertible Preferred Securities and 7.5% Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K dated December 20, 2001).

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

10.1	Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 of our Quarterly Report for the fiscal quarter ended September 30, 2000).

10.2	Affiliation Agreement, dated as of December 4, 2005, between the ABC Television Network and the Company.*

10.3

Affiliation Agreement, dated as of November 28, 2005, between Hearst-Argyle Properties, Inc. and CBS Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed November 29, 2005).

10.4

Affiliation Agreement, dated as of November 28, 2005, between the Company and CBS Broadcasting, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed November 29, 2005).

10.5	Amendment No. 8 to Services Agreement, dated as of January 1, 2006, between the Company and The Hearst Corporation,

10.6	Third Extension of the Amended and Renewed Option Agreement, dated as of January 1, 2006, between the Company and The Hearst Corporation,

10.7	Third Extension of the Amended Studio Lease Agreement, dated as of January 1, 2006, between the Company and The Hearst Corporation,

10.8	Amended and Restated Retransmission Rights Agency Agreement, dated as of January 31, 2006, between Lifetime Entertainment Services and the Company.*

10.9

Five-Year Credit Agreement dated April 15, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., and Wachovia Bank, National Association as Co-Syndication Agents, and Harris Nesbitt and BNP Paribas as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 21, 2005).

10.10	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.11	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.12	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 28, 2004).

10.13	Employment Agreement, dated as of December 22, 2005, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 22, 2005).

10.14	Employment Agreement, dated as of January 1, 2005, between the Company and Harry T. Hawks (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 6, 2005).

10.15	Employment Agreement, dated as of January 1, 2006, between the Company and Steven A. Hobbs (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 10, 2006).

10.16	Employment Agreement, dated as of January 1, 2006, between the Company and Terry Mackin (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 10, 2006).

10.17	Employment Agreement, dated as of January 1, 2005, between the Company and Philip M. Stolz (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed April 1, 2005).

21.1	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney (contained on signature page).

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1

Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*                 Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC February 27, 2006.  We have filed the redacted material separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, Secretary and General Counsel

Dated:	February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

/S/ DAVID J. BARRETT	President, Chief Executive	February 24, 2006
David J. Barrett	Officer and Director
(Principal Executive Officer)

/S/ HARRY T. HAWKS	Executive Vice President and	February 24, 2006
Harry T. Hawks	Chief Financial Officer
(Principal Financial Officer)

/S/ LYDIA G. BROWN	Corporate Controller	February 24, 2006
Lydia G. Brown	(Principal Accounting Officer)

/S/ VICTOR F. GANZI	Chairman of the Board	February 24, 2006
Victor F. Ganzi

	Director	February 24, 2006
Frank A. Bennack, Jr.

/S/ JOHN G. CONOMIKES	Director	February 24, 2006
John G. Conomikes

/S/ KEN J. ELKINS	Director	February 24, 2006
Ken J. Elkins

/S/ GEORGE R. HEARST, JR.	Director	February 24, 2006
George R. Hearst, Jr.

/S / WILLIAM R. HEARST III	Director	February 24, 2006
William R. Hearst III

/S/ BOB MARBUT	Director	February 24, 2006
Bob Marbut

/S/ GILBERT C. MAURER	Director	February 24, 2006
Gilbert C. Maurer

/S/ MICHAEL E. PULITZER	Director	February 24, 2006
Michael E. Pulitzer

/S/ DAVID PULVER	Director	February 24, 2006
David Pulver

/S/ CAROLINE L. WILLIAMS	Director	February 24, 2006
Caroline L. Williams