Form 10-Q
period 2006-03-31
HEARST ARGYLE TELEVISION INC
filed 2006-05-03
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                       Accelerated filer ☒                              Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Shares of the registrant’s common stock outstanding as of April 24, 2006: 92,707,351 shares (consisting of 51,408,703 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$128,468	$120,065
Accounts receivable, net	147,986	157,672
Program and barter rights	27,900	46,807
Deferred income tax asset	4,029	4,029
Other	7,725	9,153
Total current assets	316,108	337,726
Property, plant and equipment, net	273,388	279,239
Intangible assets, net	2,394,593	2,396,086
Goodwill	731,687	731,687
Other assets:
Deferred financing costs, net	10,707	11,276
Investments	37,658	31,321
Program and barter rights, noncurrent	2,610	1,312
Pension and other assets	41,567	43,712
Total other assets	92,542	87,621
Total assets	$3,808,318	$3,832,359

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,047	$90,047
Accounts payable	11,168	15,256
Accrued liabilities	48,199	51,133
Program and barter rights payable	27,517	47,285
Payable to Hearst Corporation, net	4,767	6,981
Other	8,046	6,868
Total current liabilities	189,744	217,570
Program and barter rights payable, noncurrent	3,500	1,818
Long-term debt	767,158	777,170
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	847,688	845,272
Other liabilities	36,497	35,049
Total noncurrent liabilities	1,788,864	1,793,330
Commitments and contingencies
Stockholders’ equity:
Preferred Stock	—	—
Series A common stock	557	557
Series B common stock	413	413
Additional paid-in capital	1,293,906	1,291,388
Retained earnings	649,945	643,414
Accumulated other comprehensive loss, net	(6,309)	(6,309)
Treasury stock, at cost	(108,802)	(108,004)
Total stockholders’ equity	1,829,710	1,821,459
Total liabilities and stockholders’ equity	$3,808,318	$3,832,359

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$174,017	$162,279
Station operating expenses:
Salaries, benefits and other operating costs	96,787	88,624
Amortization of program rights	15,332	15,333
Depreciation and amortization	15,388	13,138
Corporate, general and administrative expenses	7,273	5,916
Operating income	39,237	39,268

Interest expense, net	15,160	15,701
Interest expense, net – Capital Trust	2,438	2,438
Income before income taxes and equity earnings	21,639	21,129

Income tax expense	8,499	8,361
Equity in loss (income) of affiliates, net	123	(307)
Net income	13,017	13,075

Less preferred stock dividends	—	2
Income applicable to common stockholders	$13,017	$13,073

Income per common share – basic	$0.14	$0.14
Number of common shares used in the calculation	92,655	92,849

Income per common share – diluted	$0.14	$0.14
Number of common shares used in the calculation	93,191	93,319

Dividends per common share declared	$0.07	$0.07

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$13,017	$13,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,895	11,634
Amortization of intangible assets	1,493	1,504
Amortization of deferred financing costs	569	390
Amortization of program rights	15,332	15,333
Deferred income taxes	2,416	2,731
Equity in loss (income) of affiliates, net	123	(307)
Provision for doubtful accounts	136	131
Stock–based compensation expense	1,918	—
(Gain) or loss on disposition of assets	(609)	—
Program payments	(15,807)	(16,053)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	8,768	7,641
Decrease (increase) in Other assets	3,573	1,557
(Decrease) increase in Accounts payable and accrued liabilities	(7,022)	(7,570)
(Decrease) increase in Other liabilities	422	4,687
Net cash provided by operating activities	38,224	34,753

Investing Activities
Purchases of property, plant and equipment	(7,764)	(8,073)
Cash proceeds from insurance recoveries	1,391	—
Investment in affiliates and other, net	(6,752)	12
Net cash used in investing activities	(13,125)	(8,061)

Financing Activities
Dividends paid on preferred stock	—	(2)
Dividends paid on common stock	(6,486)	(6,500)
Series A Common Stock repurchases	(798)	(3,973)
Redemption of preferred stock	—	(11,251)
Principal payments & repurchase of long term debt	(10,012)	(16)
Proceeds from employee stock purchase plan & stock option exercises	600	1,886
Net cash used in financing activities	(16,696)	(19,856)

Increase in cash and cash equivalents	8,403	6,836
Cash and cash equivalents at beginning of period	120,065	92,208
Cash and cash equivalents at end of period	$128,468	$99,044

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$6,790	$6,160
Interest on Note payable to Capital Trust	$2,438	$2,438
Taxes, net of refunds	$12,572	$16,662

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on reported net income.

2.    Recent Developments

Investment in Internet Broadcasting Systems, Inc. During the periods presented the Company had an investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and, during the three months ended March 31, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies. Internet Broadcasting operates a national network of station Internet sites and designs, develops and operates station Internet sites under operating agreements. IBS/HATV LLC owned the Internet sites for each of the Company’s television stations. On December 22, 2005, the Company restructured its investment in Internet Broadcasting and the IBS/HATV LLC relationship. As part of the restructuring, IBS/HATV LLC and its subsidiaries were dissolved resulting in the recognition of local website operating results directly on the books of the Company’s television stations commencing in January 2006. The Company has received a portion of its share of the dissolved LLC’s assets during the three months ended March 31, 2006 and expects to receive the remainder of the assets within the next 12 months.  In addition, the Company purchased Internet Broadcasting common stock from an existing Internet Broadcasting investor for $5.5 million in January 2006, increasing its ownership percentage to 38%. The Company continues to account for our investment in Internet Broadcasting using the equity method.

Investment in USDTV. On January 27, 2006, the Company invested approximately $1 million in USDTV, bringing its total ownership interest to 6.175%. The Company originally invested approximately $1.5 million in USDTV in September 2005. USDTV was formed to provide a national digital subscription-based television programming distribution service using portions of the digital television spectrum. Currently the program service, which consists of local television signals combined with certain of the most popular cable networks, is available in Albuquerque, New Mexico, Las Vegas, Nevada, Salt Lake City, Utah and Dallas, Texas. We account for this investment using the cost method.

Digital Television Transition. The U.S. Congress passed, and the President signed into law, legislation that guides the transition from analog to digital television broadcasting. A component of this legislation is a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, the Company accelerated the depreciation of certain equipment that is affected by the digital conversion.

3.    Stock-Based Compensation

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. In the first quarter of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $1.9 million. The incremental stock-based compensation expense caused income before income taxes to decrease by $1.9 million, net income to decrease by $1.1 million and basic and diluted earnings per share to decrease by $0.01 per share.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”), to account for its stock-based awards, and the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the three months ended March 31, 2005 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

Three Months Ended
March 31, 2005
Net income	$13,075
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,214)
Pro forma net income	$11,861
Less: Preferred stock dividends	(2)
Pro forma net income applicable to common stockholders	$11,859

Earnings per share:
Basic – as reported	$0.14
Basic – pro forma	$0.13

Diluted – as reported	$0.14
Diluted – pro forma	$0.13

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

Under the Stock Option Plan, 8.7 million shares of Series A Common Stock were reserved for issuance. Under the Stock Option Plan, stock options were granted with exercise prices equal to the market price of the underlying stock on the date of grant. Generally, options granted prior to December 2000 either (i) cliff-vest after three years commencing on the effective date of the grant or (ii) vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company’s Series A Common Stock. Options granted in December 2000 vest in one-third increments per year commencing one year from the date of the grant. Generally, options granted after December 2000 cliff-vest after three years commencing on the effective date of the grant. All options granted pursuant to the Stock Option Plan will expire no later than ten years from the date of grant.

A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the three months ended March 31, 2006 and for the year ended December 31, 2005 is presented below (not in thousands):

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	8,060,429	$23.36
Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02
Outstanding at December 31, 2005	8,520,847	$23.53
Granted	80,000	25.08
Exercised	(4,600)	19.76
Forfeited	(5,500)	25.00
Outstanding at March 31, 2006	8,590,747	$23.54

Exercisable at December 31, 2004	4,392,112	$21.84
Exercisable at December 31, 2005	4,720,837	$22.25
Exercisable at March 31, 2006	4,763,931	$22.30

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at March 31, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,534,562	5.03 years	$9,773,358	$19.50
$22.08-$24.89	2,409,511	8.28 years	$23,800	$24.08
$25.13-$26.81	3,483,060	6.02 years	—	$25.83
$27.75-$29.00	149,614	1.95 years	—	$28.87
$36.44	14,000	2.36 years	—	$36.44
	8,590,747	6.29 years	$9,797,158	$23.54

	Options Exercisable
Range of Exercise Prices	Number Exercisable At March 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at March 31, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,534,562	5.03 years	$9,773,358	$19.50
$22.08-$24.89	1,074,111	6.61 years	$23,800	$24.07
$25.13-$26.81	1,008,144	2.34 years	—	$26.36
$27.75-$29.00	133,114	1.84 years	—	$28.92
$36.44	14,000	2.36 years	—	$36.44
	4,763,931	4.72 years	$9,797,158	$22.30

Under SFAS No. 123, options are valued at their date of grant and then expensed over their vesting period. The value of the Company’s options was calculated at the date of grant using the Black-Scholes option-pricing model for options granted in 2006 and 2005. The weighted average grant date fair value of options granted was $7.46 and $7.83 for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value (the difference between market price and exercise price) of options exercised during the three months ended March 31, 2006 and 2005 was $0.02 million and $0.6 million, respectively. The total fair value of shares vested during the three month period ended March 31, 2006 and 2005 was $0.3 million and $0.06 million, respectively.

The following assumptions were used in the Black Scholes option-pricing model to value options granted during the three months ended March 31, 2006 and 2005:

	2006	2005
Expected life	5.9 years	5.0 years
Volatility factor	27.71%	30.14%
Risk-free interest rate	4.43%	3.72%
Dividend yield	1.12%	0.94%

The expected life of options granted was estimated based on the historical exercise behavior of employees. The expected volatility factor was based on historical volatility for a period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

The total compensation cost recognized in income for the three months ended March 31, 2006 was $1.9 million. The total tax benefit related thereto was $0.7 million. As of March 31, 2006, there was $12.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans. Of the total $12.9 million, we expect to recognize approximately 40% in the remainder of 2006, 40% in 2007, and 20% in 2008, assuming average forfeitures. We received $0.09 million and $1.3 million due to the exercise of stock options during the three month period ended March 31, 2006 and 2005, respectively.

4.    Long-Term Debt

Long-term debt as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Senior notes	$407,110	$417,110
Private placement debt	450,000	450,000
Capital lease obligations	95	107
	857,205	867,217
Less current portion	(90,047)	(90,047)
Total long-term debt	$767,158	$777,170

During the quarter ended March 31, 2006, the Company purchased $10 million of senior notes due 2018.

5.    Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, from the exercise of stock options and conversion of preferred securities. The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended March 31,
	(Unaudited)
	2006	2005
Reported net income	$13,017	$13,075
Less: Preferred stock dividends	—	(2)
Income applicable to common stockholders (Basic and diluted)	$13,017	$13,073

Basic shares	92,655	92,849
Basic EPS	$0.14	$0.14

Diluted shares	93,191	93,319
Diluted EPS	$0.14	$0.14

Basic shares	92,655	92,849
Add: Shares issued upon assumed exercise of stock options	536	470
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	—	—
Diluted shares	93,191	93,319

There were no shares of Series A or B Preferred Stock outstanding as of March 31, 2006 and 2005 and therefore no shares were included in the computation of diluted EPS. The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS. These shares were redeemed in full as of January 1, 2005.

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended March 31, 2006 and 2005, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Common stock options for 5,993,385 and 2,911,712 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of March 31, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

6.    Goodwill and Intangible Assets

Summarized below are the carrying value of intangible assets and goodwill as of March 31, 2006 and December 31, 2005:

	March 31, 2006			December 31, 2005
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$122,891	$70,941	$51,950	$122,891	$70,050	$52,841
Network affiliations	95,493	37,078	58,415	95,493	36,489	59,004
Other	743	618	125	743	605	138
Total intangible assets subject to amortization	$219,127	$108,637	$110,490	$219,127	$107,144	$111,983
Intangible assets not subject to amortization –
FCC licenses			2,284,103			2,284,103
Total intangible assets, net			$2,394,593			$2,396,086
Goodwill			$731,687			$731,687

The Company’s amortization expense for intangible assets was approximately $1.5 million for the three months ended March 31, 2006 and 2005. Estimated annual intangible asset amortization expense for each of the next five years is approximately $6.0 million.

7.    Income Taxes

The income tax expense for the three months ended March 31, 2006 and 2005 consisted of the following:

	2006	2005
	(Unaudited)
Current	$6,083	$5,630
Deferred	2,416	2,731
Income tax expense	$8,499	$8,361

The effective tax rate for the three months ended March 31, 2006 was 39.3% as compared to 39.6% for the three months ended March 31, 2005. The Company expects its effective tax rate for the year ending December 31, 2006 to be approximately 39.5%. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance. The Company records reserves for estimates of probable settlements of federal and state audits. The Company records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized.

The Company’s net deferred income tax liability is as follows:

	March 31, 2006	December 31, 2005
	(Unaudited)
Deferred income tax liability	$847,688	$845,272
Deferred income tax asset	4,029	4,029
Net deferred income tax liability	$843,659	$841,243

The deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of FASB No. 142, Goodwill and Intangible Assets, on January 1, 2002, the Company no longer amortizes its FCC licenses, but instead tests them for impairment annually. As the tax basis in the Company’s FCC licenses continues to amortize, the deferred tax liabilities will increase over time.

8.    Common Stock

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended March 31, 2006, the Company repurchased 33,450 shares of Series A Common Stock at a cost of $0.8 million and an average per share price of $23.86. Between May 1998 and March 31, 2006, the Company repurchased approximately 4.4 million shares of Series A Common Stock at a cost of approximately $108.8 million and an average price of $24.96. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst Corporation (“Hearst”) and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are authorized to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of March 31, 2006, under this plan Hearst purchased approximately 21.2 million shares of the Company’s outstanding Series A Common Stock. As of March 31, 2006 and December 31, 2005, Hearst’s ownership of the Company’s outstanding common stock was 71.5% and 70.5%, respectively.

Common Stock Dividends

During the three months ended March 31, 2006, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 31, 2006	April 5, 2006	April 15, 2006	$6,485	$4,636

9.    Preferred Stock

The Company has one million authorized shares of preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two authorized series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). At December 31, 2005, there was no Preferred Stock outstanding. On January 1, 2005, 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock were redeemed. The Preferred Stock had a cash dividend feature whereby each share accrued $65 per share annually, to be paid quarterly.

 10.    Related Party Transactions

The Hearst Corporation.    As of March 31, 2006, Hearst owned approximately 48.6% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 71.5% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors.

During the three months ended March 31, 2006 and 2005, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                  Management Agreement.   We recorded revenue of approximately $1.4 million and $1.1 million in the three months ended March 31, 2006 and 2005, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Services Agreement.    We incurred expenses of approximately $1.3 million in the three months ended March 31, 2006 and 2005 relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net – Capital Trust. We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million in the three months March 31, 2006 and 2005. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million in the three months ended March 31, 2006.

•                  Dividends on Common Stock.    During the three months ended March 31, 2006 and 2005, our Board of Directors declared quarterly cash dividends of $0.07 per share, or $6.5 million in the aggregate, on our Series A and Series B Common Stock. Included in this amount was $4.6 million and $4.4 million respectively, payable to Hearst.

•                  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million for the three months ended March 31, 2006 and 2005. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable. Based on the terms of completed agreements, we are entitled to receive a minimum aggregate amount of $2.5 million during the period from January 1, 2006 to June 20, 2009. We recorded revenue from the agreements of $4.6 million and $1.0 million in the three months ended March 31, 2006 and 2005, respectively.

•                  Wide Orbit, Inc. In November 2004, we entered into an agreement to license Wide Orbit Inc.’s (“Wide Orbit”) Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit. For each of the three months ended March 31, 2006 and 2005, we paid Wide Orbit approximately $0.3 million under the agreement.

•                  New England Cable News. Two of our executive officers, David J. Barrett and Steven A. Hobbs, serve as Hearst’s representatives on the management board of New England Cable News, a regional cable channel jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. Hearst pays $4,000 per month to the Company as compensation for their service.

•                  Other Transactions with Hearst.    In the three months ended March 31, 2006 and 2005, we recorded immaterial net revenue relating to advertising sales to Hearst.

Internet Broadcasting.    As of March 31, 2006, we owned 38% of Internet Broadcasting. Our share of the (income) or loss of Internet Broadcasting included in Equity in loss (income) of affiliates, net was $0.4 million of income and $0.1 million of loss for the three months ended March 31, 2006 and 2005, respectively. Our share of income for IBS/HATV LLC included in Equity in loss (income) of affiliates, net was $0.5 million of income for the three months ended March 31, 2005. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, since October 2002, Terry Mackin, our Executive Vice President, and since December 2005, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, have served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services. In the three months ended March 31, 2006, the Company paid $1.9 million to Internet Broadcasting under an operating agreement pursuant to which Internet Broadcasting provides hosting services for our stations’ Web sites. We also have an agreement with Internet Broadcasting pursuant to which they provide hosting services for our corporate Internet site for a nominal amount.

Small Business Television. The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three month period ended March 31, 2006 and 2005, these sales generated revenue of approximately $0.3 million, of which approximately $0.2 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus. In 2004, we invested in Weather Network Affiliates Company, LLC, which owns the NBC Weather Plus Network (“Weather Plus”). Since November 2004 we have launched Weather Plus in eight of our markets – Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster and New Orleans – and expect to launch Weather Plus in our two remaining NBC markets in 2006. Terry Mackin, our Executive Vice President, is the Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC. Mr. Mackin does not receive compensation for his Board service.

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

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the three months ended March 31, 2006 and 2005.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three months ended March 31, 2006 and 2005:

	Pension Benefits
	2006	2005
	(Unaudited)
Service cost	$2,446	$2,258
Interest cost	2,355	2,165
Expected return on plan assets	(2,779)	(2,447)
Amortization of prior service cost	108	108
Amortization of transitional (asset) obligation	—	1
Recognized actuarial loss	967	739
Net periodic pension cost	$3,097	$2,824

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three months ended March 31, 2006 and 2005:

	Post-Retirement Benefits
	2006	2005
	(Unaudited)
Service cost	$29	$20
Interest cost	122	84
Amortization of prior service cost	7	5
Amortization of transitional (asset) obligation	7	5
Recognized actuarial loss	6	4
Net periodic pension cost	$171	$118

Contributions

During the three months ended March 31, 2006, we did not make any contributions to our defined benefit plans and we contributed approximately $0.2 million to our post-retirement benefit plans. During the year ending December 31, 2006, the Company is not required to contribute to the Pension Plans, but may choose to do so voluntarily, and expects to contribute approximately $0.7 million to the post-retirement benefit plan.

12.    Other Commitments and Contingencies

The Company has guaranteed the payments by its Capital Trust on the Redeemable Convertible Preferred Securities in the amount of $134 million. The guarantee is irrevocable and unconditional, and guarantees the payment in full of all (i) distributions on the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; (ii) amounts payable upon redemption of the Redeemable Convertible Preferred Securities to the extent of available funds of the Capital Trust; and (iii) amounts payable upon dissolution of the Capital Trust. The guarantee is unsecured and ranks (i) subordinate to all other liabilities of the Company, except liabilities that are expressly made pari passu; (ii) pari passu with the most senior preferred stock issued by the Company, and pari passu with any guarantee of the Company in respect of any preferred stock of the Company or any preferred security of any of the Company’s controlled affiliates; and (iii) senior to the Company’s Common Stock.

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

First Quarter Highlights

•                  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method. Under that method, we are required to record compensation expense for all stock options granted, but not yet vested, for the three months ended March 31, 2006. We determine compensation expense based on the options’ fair value at their grant date using the Black Scholes option-pricing model. Because we have adopted a prospective transition method, results for prior periods have not been restated. Total compensation cost recognized in the three months ended March 31, 2006 was approximately $1.9 million.

•                  Effective January 1, 2006, the Company has recorded local Internet advertising revenue and associated expenses, including those pursuant to an operating agreement with Internet Broadcasting, as digital media revenue and expenses in our income statement. Prior to the restructuring of our relationship with Internet Broadcasting on December 22, 2005 and the resulting dissolution of the IBS/HATV LLC, we reflected our share of the IBS/HATV LLC income as equity in earnings of affiliates.

•                  In 2006, the Company’s cash balance increased $8.4 million from December 31, 2005, after capital expenditures, interest and taxes, the funding (with cash on-hand) of a repurchase of $10 million of our 7% Senior Notes due 2018, the payment of $6.5 million of dividends to our holders of Series A and B Common Stock and the repurchase of $0.8 million of Series A Common Stock.

Industry Trends

•                  Political advertising increases in even-numbered years, such as 2006, due to the increase in the number of candidates running for political office.

•                  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years. Our 10 NBC stations aired the 2006 Winter Olympics in February 2006.

•                  The FCC has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Our station, KOAT-TV in Albuquerque, New Mexico, currently leases a portion of its digital spectrum to USDTV and eight of our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream with their main digital channels.

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

•                  The U.S. Congress passed, and the President signed into law, legislation that guides the transition from analog to digital television broadcasting. A component of this legislation is a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, the Company accelerated the depreciation of certain equipment that may have a shorter useful life as a result of the digital conversion.

Results of Operations

Results of operations for the three months ended March 31, 2006 and 2005 include the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Three Months Ended March 31, 2006

Compared to Three Months Ended March 31, 2005

Total revenue.    Total revenue includes:

(i)             cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)          network compensation;

(iii)       retransmission revenue;

(iv)      digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from multicasting, such as Weather Plus; and

(v)         other revenue.

Total revenue in the three months ended March 31, 2006 was $174.0 million as compared to $162.3 million in the three months ended March 31, 2005, an increase of $11.7 million or 7.2%. This increase was primarily attributable to the following factors:

(i)             a $1.4 million increase in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)          a $3.2 million increase in net digital revenue;

(iii)       a $3.6 million increase in retransmission revenue;

(iv)      an increase in the retail, financial, fast foods and telecommunication categories; partially offset by

(v)         a 3% decrease in our largest advertising category, automotive; and

(vi)      a $2.9 million decrease in network compensation.

Salaries, benefits and other operating costs.    During the three months ended March 31, 2006, salaries, benefits and other operating costs were $96.8 million, as compared to $88.6 million in the three months ended March 31, 2005, an increase of $8.2 million or 9.3%. This increase was primarily due to:

(i)             a $3.0 million increase in payroll and employee benefits expense;

(ii)          a $2.2 million increase digital media expenses; and

(iii)       a $1.0 million increase related to stock-based compensation expense.

Amortization of program rights.  Amortization of program rights was $15.3 million in the three months ended March 31, 2006, as compared to $15.3 million in the three months ended March 31, 2005, substantially unchanged reflecting a stable line-up of syndicated programs.

Depreciation and amortization.   Depreciation and amortization expense was $15.4 million in the three months ended March 31, 2006, as compared to $13.1 million in the three months ended March 31, 2005, an increase of $2.3 million or 18%. Depreciation expense was $13.9 million in the three months ended March 31, 2006, as compared to $11.6 million in the three months ended March 31, 2005, an increase of $2.3 million or 20%. Increase in depreciation expense is due to the accelerated depreciation of analog equipment and leasehold improvements at our corporate headquarters in anticipation of the move to the Hearst Tower in New York City in August, and capital expenditures. Amortization expense was $1.5 million in the three months ended March 31, 2006 and 2005, and principally results from amortization related to advertiser client base and network affiliations.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $7.3 million in the three months ended March 31, 2006, as compared to $5.9 million in the three months ended March 31, 2005, an increase of $1.4 million or 24%. This increase was primarily due to:

(i)                                     $0.9 million increase related to stock-based compensation expense; and

(ii)                                  $0.5 million increase due to the timing of professional services expenses.

Operating income.    Operating income was $39.2 million in the three months ended March 31, 2006, as compared to $39.3 million in the three months ended March 31, 2005, a decrease of $0.1 million or .25%. This net decrease in operating income was due to the items discussed above.

Interest expense, net.    Interest expense, net of interest income, was $15.2 million in the three months ended March 31, 2006, as compared to $15.7 million in the three months ended March 31, 2005, a decrease of $0.5 million or 3% due to the repurchase of $10.0 million senior notes due 2018 and an increase in interest income due to increased cash balances.

Interest expense, net – Capital Trust.    Interest expense, net, to our wholly-owned, unconsolidated subsidiary trust (the Hearst-Argyle Capital Trust or “Capital Trust”) was $2.4 million for each of the three months ended March 31, 2006 and 2005.

Income taxes.    We recorded income tax expense of $8.5 million in the three months ended March 31, 2006, compared to $8.4 million in the three months ended March 31, 2005, an increase of $0.1 million, or 1%.

The effective tax rate for the three months ended March 31, 2006 was 39.3% as compared to 39.6% for the three months ended March 31, 2005. The Company expects its effective tax rate for the remaining interim periods for the year ending December 31, 2006 to be approximately 39.5%.

Equity in loss ( income) of affiliates, net. Equity in loss (income) of affiliates, net was a loss of $0.1 million in the three months ended March 31, 2006 as compared to income of $0.3 million in the three months ended March 31, 2005, a decrease of $0.4 million or 1.3%. For the three months ended March 31, 2006, our share of losses in Ripe Digital Entertainment was offset by our share of income in Internet Broadcasting. For the three months ended March 31, 2005, our equity represented our share of income in IBS/HATV LLC.

Net income.    Net income was $13.0 million in the three months ended March 31, 2006, as compared to $13.1 million in the three months ended March 31, 2005, a decrease of $0.1 million or .76%. This decrease was due to the items discussed above.

Liquidity and Capital Resources

As of March 31, 2006, our cash and cash equivalents balance was $128.5 million, as compared to $120.1 million as of December 31, 2005, an increase of $8.4 million as compared to an increase of $6.8 million in the comparable period in the prior year. The change in cash and cash equivalents for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended March 31,		2006 v. 2005 $	2006 v. 2005%
	2006	2005	Change	Change
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$38,224	$34,753	$3,471	10.0%
Net cash used for investing activities	$(13,125)	$(8,061)	$5,064	62.8%
Net cash used for financing activities	$(16,696)	$(19,856)	$(3,160)	-15.9%

Cash and cash equivalents	$128,468	$99,044	$29,424	29.7%
Cash paid for:
Interest	6,790	6,160	630	10.2%
Interest on Note payable to Capital Trust	2,438	2,438	0	0.0%
Taxes, net of refunds	12,572	16,662	(4,090)	-24.5%
Dividends paid on common stock	(6,486)	(6,500)	(14)	-0.2%
Series A Common Stock repurchases	(798)	(3,973)	(3,175)	-79.9%

Operating Activities

Net cash provided by operating activities was $38.2 million in the three months ended March 31, 2006, as compared to $34.8 million in the three months ended March 31, 2005, an increase of 3.5 million or 10.0%. This increase was primarily due to an increase in our net revenue compared to the same period in 2005 and the timing of tax payments.

Investing Activities

Net cash used in investing activities was $13.1 million in the three months ended March 31, 2006, as compared to $8.1 million in the three months ended March 31, 2005, an increase of $5.1 million or approximately 62.8%. This increase is primarily due to additional investments in Internet Broadcasting and USDTV in the three months ended March 31, 2006 equal to $6.5 million in the aggregate.

For the year ending December 31, 2006, we have approved capital expenditures totaling approximately $77 million in property, plant and equipment, although we anticipate that actual expenditures in 2006 may be less. While the maintenance expenditures included in this total remain consistent with the historical levels, the high level of capital investment relates to several special projects as follows:

(i)                                     $31 million on building projects in Kansas City, Missouri; Baltimore, Maryland; Omaha, Nebraska; and New York City, New York;

(ii)                                  $15 million on news acquisition and editing equipment;

(iii)                               $5 million on information technology projects; and

(iv)                              $3 million for capital expenditures related to damage caused by Hurricane Katrina at our New Orleans, Louisiana station.

From 1997 to March 31, 2006, we have invested approximately $68 million in capital expenditures related to digital conversions, as mandated by the FCC.

Financing Activities

Net cash used in financing activities was $16.7 million in the three months ended March 31, 2006, as compared to $19.9 million in the three months ended March 31, 2005, a decrease of $3.2 million. This decrease was primarily due to:

(i)             the redemption of $11.3 million of our preferred stock in January 2005; and

(ii)          the repurchase of $0.8 million of Series A common stock during the three months ended March 31, 2006 compared to $4.0 million in the three months ended March 31, 2005; offset by

(iii)       proceeds from stock option exercises and employee stock purchases of $0.6 million in the three months ended March 31, 2006 compared to $1.9 million in the three months ended March 31, 2005; and

(iv)      the repurchase of $10.0 million of our senior notes due 2018 in the three months ended March 31, 2006.

Credit Facility and Other Long Term Debt

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt (the “Credit Facility”). The Credit Facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. The Credit Facility is a general unsecured obligation of the Company. We have not borrowed under the Credit Facility as of March 31, 2006.

As of March 31, 2006, our long-term debt obligations, exclusive of capital lease obligations, were $767.1 million and our current maturities totaled $90 million. Our long-term debt obligations bear interest at a fixed rate. The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of March 31, 2006. Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage, interest coverage and consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of March 31, 2006.

We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under our Credit Facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for the next 12 months and the foreseeable future thereafter.

Forward-Looking Statements

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward looking statements generally can be identified by the use of words or phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•                  Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

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

For a discussion of additional risk factors that are particular to our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

As of March 31, 2006, we do not have any outstanding floating rate debt.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended March 31, 2006. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2006. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

 Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers. The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended March 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	413,100	$23.88	413,100	4,222,026
February 1 – February 28	98,600	$26.50	98,600	4,123,426
March 1 – March 31	366,850	$22.88	366,850	3,756,576
Total	878,550	$23.75	878,550

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares. Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of March 31, 2006, Hearst owned approximately 48.6% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock representing in the aggregate approximately 71.5% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended March 31, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	—	—
February 1 – February 28	10,500	$23.91	10,500	$198,714,775
March 1 – March 31	22,950	$23.83	22,950	$198,691,825
Total	33,450	$23.86	33,450

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of March 31, 2006, the Company has spent approximately $108.8 million to repurchase approximately 4.4 million shares of Series A Common Stock at an average price of $24.96. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, General Counsel and Secretary

Dated:	May 3, 2006

Name

Title

Date

/s/ HARRY T. HAWKS	Executive Vice President	May 3, 2006
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)

/s/ LYDIA G. BROWN	Corporate Controller	May 3, 2006
Lydia G. Brown	(Principal Accounting Officer)