Form 10-Q
period 2006-06-30
HEARST ARGYLE TELEVISION INC
filed 2006-07-28
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Shares of the registrant’s common stock outstanding as of July 21, 2006: 92,770,236 shares (consisting of 51,471,588 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$161,918	$120,065
Accounts receivable, net	153,273	157,672
Program and barter rights	19,035	46,807
Deferred income tax asset	4,029	4,029
Other	8,698	9,153
Total current assets	346,953	337,726
Property, plant and equipment, net	278,084	279,239
Intangible assets, net	2,393,101	2,396,086
Goodwill	731,687	731,687
Other assets:
Deferred financing costs, net	10,393	11,276
Investments	35,379	31,321
Program and barter rights, noncurrent	5,668	1,312
Pension and other assets	39,682	43,712
Total other assets	91,122	87,621
Total assets	$3,840,947	$3,832,359

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,047	$90,047
Accounts payable	12,655	15,256
Accrued liabilities	55,122	51,133
Program and barter rights payable	17,587	47,285
Payable to Hearst Corporation, net	10,643	6,981
Other	5,440	6,868
Total current liabilities	191,494	217,570
Program and barter rights payable, noncurrent	8,151	1,818
Long-term debt	767,147	777,170
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	850,439	845,272
Other liabilities	37,345	35,049
Total noncurrent liabilities	1,797,103	1,793,330
Commitments and contingencies
Stockholders’ equity:
Preferred Stock	—	—
Series A common stock	558	557
Series B common stock	413	413
Additional paid-in capital	1,298,020	1,291,388
Retained earnings	668,470	643,414
Accumulated other comprehensive loss, net	(6,309)	(6,309)
Treasury stock, at cost	(108,802)	(108,004)
Total stockholders’ equity	1,852,350	1,821,459
Total liabilities and stockholders’ equity	$3,840,947	$3,832,359

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)

Total revenue	$193,964	$188,453	$367,981	$350,732
Station operating expenses:
Salaries, benefits and other operating costs	97,654	90,659	194,441	179,283
Amortization of program rights	15,951	15,160	31,283	30,493
Depreciation and amortization	16,080	13,294	31,468	26,432
Corporate, general and administrative expenses	7,626	5,640	14,899	11,556
Operating income	56,653	63,700	95,890	102,968

Interest expense, net	14,107	15,762	29,268	31,463
Interest expense, net – Capital Trust	2,438	2,438	4,875	4,875
Other expense	2,501	—	2,501	—
Income before income taxes and equity earnings	37,607	45,500	59,246	66,630

Income tax (benefit) expense	12,729	(19,681)	21,277	(11,441)
Equity in (income) of affiliates, net of tax	(139)	(433)	(65)	(620)
Net income	25,017	65,614	38,034	78,691

Less preferred stock dividends	—	—	—	2
Income applicable to common stockholders	$25,017	$65,614	$38,034	$78,689

Income per common share – basic	$0.27	$0.71	$0.41	$0.85
Number of common shares used in the calculation	92,733	92,810	92,694	92,830

Income per common share – diluted	$0.27	$0.68	$0.41	$0.83
Number of common shares used in the calculation	93,197	98,334	93,185	98,391

Dividends per common share declared	$0.07	$0.07	0.14	$0.14

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$38,034	$78,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,483	23,424
Amortization of intangible assets	2,985	3,008
Amortization of deferred financing costs	884	828
Amortization of program rights	31,283	30,493
Deferred income taxes	5,125	2,381
Equity in (income) of affiliates, net	(65)	(620)
Provision for doubtful accounts	(37)	59
Stock-based compensation expense	3,905	—
Investment write down	2,501	—
(Gain) on disposition of assets	(609)	—
Dividends received from affiliates	—	2,303
Program payments	(31,230)	(31,746)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	3,654	(9,669)
Decrease (increase) in Other assets	4,485	1,657
(Decrease) increase in Accounts payable and accrued liabilities	(608)	(10,429)
(Decrease) increase in Other liabilities	39	(35,737)
Net cash provided by operating activities	88,829	54,643
Investing Activities
Purchases of property, plant and equipment	(20,599)	(16,567)
Cash proceeds from insurance recoveries	1,391	—
Investment in affiliates and other, net	(6,705)	(4)
Net cash used in investing activities	(25,913)	(16,571)
Financing Activities
Dividends paid on preferred stock	—	(2)
Dividends paid on common stock	(12,971)	(13,003)
Series A Common Stock repurchases	(798)	(8,433)
Redemption of preferred stock	—	(11,251)
Principal payments & repurchase of long term debt	(10,023)	(27)
Proceeds from employee stock purchase plan & stock option exercises	2,729	5,683
Net cash used in financing activities	(21,063)	(27,033)
Increase in cash and cash equivalents	41,853	11,039
Cash and cash equivalents at beginning of period	120,065	92,208
Cash and cash equivalents at end of period	$161,918	$103,247

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$31,935	$31,756
Interest on Note payable to Capital Trust	$4,875	$4,875
Taxes, net of refunds	$12,896	$27,887
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$6,496	$227

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year.

For comparability, certain immaterial prior year amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the 2006 presentation. Additionally, on the condensed consolidated statements of income, we have reclassified Equity in income of affiliates, net of tax from Income before income taxes to below Income tax (benefit) expense. As a result, we have reclassified amounts from 2005 to conform to this presentation. These reclassifications had no impact on reported net income.

2.    Recent Developments and Accounting Pronouncements

WKCF-TV Clermont, Florida (“WKCF-TV”)   On May 5, 2006, the Company entered into an Asset Purchase Agreement with Emmis Television Broadcasting, L.P., Emmis Television License, LLC and Emmis Operating Company to purchase the assets related to broadcast television station WKCF-TV for $217.5 million in cash funded with the combination of cash on hand and an advance under the Company’s $250 million Senior Credit Facility. The Company anticipates that the closing of the transaction will occur in the third quarter of 2006.

USDTV Impairment  On January 27, 2006, the Company invested approximately $1 million in USDTV, bringing its total ownership interest to $2.5 million or 6.175%. USDTV was formed to provide a national digital subscription-based television programming distribution service using portions of the digital television spectrum. In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million and included the write off in Other Expense in the accompanying condensed consolidated statements of income.

Hearst Lease  On May 5, 2006, the Company entered into a Lease Agreement with Hearst Corporation (“Hearst”). Under the Lease Agreement, the Company will lease a floor of the newly constructed Hearst Tower in Manhattan located at 300 W. 57th Street, New York, NY for its corporate offices. The term of the lease is 11 years commencing on August 1, 2006. The Company expects to record approximately $1.6 million in rent expense annually under the terms of the Lease Agreement with Hearst.

Investment in Internet Broadcasting Systems, Inc.   During all periods presented the Company had an investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and, during the six months ended June 30, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies each associated with local television websites. Internet Broadcasting operates a national network of station Internet sites and designs, develops and operates station Internet sites under operating agreements. IBS/HATV LLC owned the Internet sites for each of the Company’s television stations. On December 22, 2005, the Company restructured its investment in Internet Broadcasting and the IBS/HATV LLC relationship. As part of the restructuring, IBS/HATV LLC and its subsidiaries were dissolved resulting in the recognition of local website operating results directly on the books of the Company’s television stations while the operating results of the network component of these websites is recognized on the books of Internet Broadcasting commencing in January 2006. The Company has received a portion of its share of the dissolved LLC’s assets during the three months ended March 31, 2006 and expects to receive the remainder of the assets within the next 12 months.  In addition, the Company purchased Internet Broadcasting common stock from an existing Internet Broadcasting investor for $5.5 million in January 2006, increasing its ownership percentage to 38%. The Company continues to account for its investment in Internet Broadcasting using the equity method.

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

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”)      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are currently evaluating the impact FIN 48 will have on our financial position or results of operations.

3.    Stock-Based Compensation

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. For the three and six months of 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2.0 million and $3.9 million, respectively. The incremental stock-based compensation expense caused income before income taxes to decrease by $2.0 million and $3.9 million, net income to decrease by $1.2 million and $2.4 million and basic and diluted earnings per share to decrease by $0.01 for the three months ended June 30, 2006, and by $0.03 and $0.02 for the six months ended June 30, 2006.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”), to account for its stock-based awards, and the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income	$65,614	$78,691
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,214)	(2,428)
Pro forma net income	$64,400	$76,263
Less: Preferred stock dividends	—	(2)
Pro forma net income applicable to common stockholders	$64,400	$76,261

Earnings per share:
Basic – as reported	$0.71	$0.85
Basic – pro forma	$0.69	$0.82

Diluted – as reported	$0.68	$0.83
Diluted – pro forma	$0.65	$0.78

On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan, which the Board further amended in July 2006 (as amended, the “Incentive Compensation Plan”). The Incentive Compensation Plan is intended to replace the Amended and Restated 1997 Stock Option Plan (the “Stock Option Plan”) and all grants made after May 5, 2004 are made under the new Incentive Compensation Plan. Under the Incentive Compensation Plan the Company may award various forms of incentive compensation, including stock options and restricted stock, to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock. As of June 30, 2006, under the Incentive Compensation Plan stock options were granted with exercise prices equal to the market price of the underlying stock as of the date of grant. Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant. Options we have granted to employees under the Incentive Compensation Plan cliff-vest after three years commencing on the effective date of the grant.

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

A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the three and six months ended June 30, 2006 and for the year ended December 31, 2005 is presented below (not in thousands):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2004	8,060,429	$23.36
Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02
Outstanding at December 31, 2005	8,520,847	$23.53
Granted	80,000	25.08
Exercised	(4,600)	19.76
Forfeited	(5,500)	25.00
Outstanding at March 31, 2006	8,590,747	$23.54
Granted	8,800	22.92
Exercised	(78,400)	18.58
Forfeited	(2,400)	24.89
Outstanding at June 30, 2006	8,518,747	$23.59

Exercisable at December 31, 2004	4,392,112	$21.84
Exercisable at December 31, 2005	4,720,837	$22.25
Exercisable at June 30, 2006	4,685,531	$22.36

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at June 30, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,456,162	4.80	$6,205,722	$19.53
$22.08-$24.89	2,417,111	8.04	—	$24.08
$25.13-$26.81	3,481,860	5.77	—	$25.83
$27.75-$29.00	149,614	1.70	—	$28.87
$36.44	14,000	2.11	—	$36.44
	8,518,747	6.06	$6,205,722	$23.59

	Options Exercisable
Range of Exercise Prices	Number Exercisable At June 30, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at June 30, 2006	Weighted Average Exercise Price

$18.56-$21.59	2,456,162	4.80	$6,205,722	$19.53
$22.08-$24.89	1,074,111	6.36	—	$24.07
$25.13-$26.81	1,008,144	2.09	—	$26.36
$27.75-$29.00	133,114	1.59	—	$28.92
$36.44	14,000	2.11	—	$36.44
	4,685,531	4.47	$6,205,722	$22.36

Under SFAS No. 123, options are valued at their date of grant and then expensed over their vesting period. The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model for options granted in 2006 and 2005. The weighted average grant date fair value of options granted was $7.46 and $7.83 for each of the three and six months ended June 30, 2006 and 2005, respectively. The total intrinsic value (the difference between market price and exercise price) of options exercised during the three and six months ended June 30, 2006 was $0.3 million and $0.4 million, respectively. The total intrinsic value (the difference between market price and exercise price) of options exercised during the three and six months ended June 30, 2005 was $1.1 million and $1.7 million, respectively. The total fair value of shares vested during the three and six month period ended June 30, 2006 was $0.1 million and $0.4 million, respectively. The total fair value of shares vested during the three and six month period ended June 30, 2005 was $0 and $0.06 million, respectively.

The following assumptions were used in the Black Scholes option-pricing model to value options granted during the three and six months ended June 30, 2006 and 2005:

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

The total compensation cost recognized for the three and six months ended June 30, 2006 was $2.0 million and $3.9 million, respectively. The total tax benefit related thereto was $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $11.3 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans which does not include the effect of future grants of equity compensation, if any. Of the total $11.3 million, we expect to recognize approximately 31% in the remainder of 2006, 45% in 2007, and 24% in 2008, assuming average forfeitures. We received $1.5 million due to the exercise of stock options during the six month period ended June 30, 2006, and we received $3.2 million and $4.4 million due to the exercise of stock options during the three and six month period ending June 30, 2005, respectively.

4.    Long-Term Debt

Long-term debt as of June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Senior notes	$407,110	$417,110
Private placement debt	450,000	450,000
Capital lease obligations	84	107
	857,194	867,217
Less current portion	(90,047)	(90,047)

Total long-term debt	$767,147	$777,170

During the six months ended June 30, 2006, the Company purchased $10 million of 7.00% senior notes due 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(Unaudited)
	2006	2005	2006	2005
Reported net income	$25,017	$65,614	$38,034	$78,691
Less: Preferred stock dividends	—	—	—	(2)
Income applicable to common stockholders (Basic)	$25,017	$65,614	$38,034	$78,689

Add: Interest Expense, Net- Capital Trust, net of tax	$—	1,487	$—	$2,974
Income applicable to common stockholders (Diluted)	$25,017	$67,101	$38,034	$81,663

Basic shares	92,733	92,810	92,694	92,830
Basic EPS	$0.27	$0.71	$0.41	$0.85

Diluted shares	93,197	98,334	93,185	98,391
Diluted EPS	$0.27	$0.68	$0.41	$0.83

Basic shares	92,733	92,810	92,694	92,830
Add: Shares issued upon assumed exercise of stock options	464	396	491	433
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	—	5,128	—	5,128
Diluted shares	93,197	98,334	93,185	98,391

There were no shares of Series A or B Preferred Stock outstanding as of June 30, 2006 and 2005 and therefore no shares were included in the computation of diluted EPS. The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS. These shares were redeemed in full as of January 1, 2005 and therefore, one day of dividends was recorded for the three and six months ended June 30, 2005.

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three and six months ended June 30, 2006, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. For the three and six months ended June 30, 2005, diluted shares include 5,128,205 common shares underlying the Series B Redeemable Convertible Preferred Securities. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Common stock options for 6,029,785 and 3,932,079 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of June 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

6.    Goodwill and Intangible Assets

Summarized below are the carrying value of intangible assets and goodwill as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$122,891	$71,832	$51,059	$122,891	$70,050	$52,841
Network affiliations	95,493	37,666	57,827	95,493	36,489	59,004
Other	743	631	112	743	605	138
Total intangible assets subject to amortization	$219,127	$110,129	$108,998	$219,127	$107,144	$111,983
Intangible assets not subject to amortization:
FCC licenses			2,284,103			2,284,103
Total intangible assets, net			$2,393,101			$2,396,086
Goodwill			$731,687			$731,687

The Company’s amortization expense for intangible assets was approximately $1.5 million and $3.0 million for each of the three and six months, respectively, ended June 30, 2006 and 2005. Estimated annual intangible asset amortization expense for each of the next five years is approximately $6.0 million.

7.    Income Taxes

The income tax expense for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Current .	$10,069	$(19,451)	$16,152	$(13,822)
Deferred	2,660	(230)	5,125	2,381
Income tax expense	$12,729	$(19,681)	$21,277	$(11,441)

The effective tax rate for the three and six months ended June 30, 2006 was 33.8% and 35.9%, as compared to (43.3)% and (17.2)%, for the three and six months ended June 30, 2005, respectively. The Company expects its effective tax rate for the remaining periods of 2006 to be approximately 39.5%. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdictions, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance. The Company records reserves for estimates of probable settlements of federal and state audits. The Company records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized.

The Company’s net deferred income tax liability is as follows:

	June 30, 2006	December 31, 2005
	(Unaudited)
Deferred income tax liability	$850,439	$845,272
Deferred income tax asset	4,029	4,029
Net deferred income tax liability	$846,410	$841,243

The deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of FASB No. 142, Goodwill and Intangible Assets, on January 1, 2002, the Company no longer amortizes its FCC licenses for book purposes, but instead tests them for impairment annually. For tax purposes, the FCC licenses continue to be amortized and as a result, the deferred tax liabilities will increase over time.

8.    Common Stock

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended June 30, 2006, the Company did not repurchase any shares of Series A Common Stock. During the six months ended June 30, 2006, the Company repurchased 33,450 shares of Series A Common Stock at a cost of $0.8 million and an average per share price of $23.86. Between May 1998 and June 30, 2006, the Company repurchased approximately 4.4 million shares of Series A Common Stock at a cost of approximately $108.8 million and an average price of $24.96. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are authorized to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of June 30, 2006, under this plan Hearst purchased approximately 23.1 million shares of the Company’s outstanding Series A Common Stock.

As of June 30, 2006 and December 31, 2005, Hearst’s ownership of the Company’s outstanding common stock was 73.4% and 70.5%, respectively.

Common Stock Dividends

During the six months ended June 30, 2006, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 31, 2006	April 5, 2006	April 15, 2006	$6,485	$4,636
$0.07	May 4, 2006	July 5, 2006	July 15, 2006	$6,493	$4,768

9.    Preferred Stock

The Company has one million authorized shares of preferred stock, par value $.01 per share. Under the Company’s Certificate of Incorporation, the Company has two authorized series of preferred stock, Series A Preferred Stock and Series B Preferred Stock (collectively, the “Preferred Stock”). At June 30, 2006, there was no Preferred Stock outstanding. On January 1, 2005, 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock were redeemed. The Preferred Stock had a cash dividend feature whereby each share accrued $65 per share annually, to be paid quarterly.

10.    Related Party Transactions

The Hearst Corporation.    As of June 30, 2006, Hearst owned approximately 52.1% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.4% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the six months ended June 30, 2006 and 2005, we were engaged in the following transactions with Hearst or parties related to Hearst:

•      Hearst Lease   On May 5, 2006, we entered into a Lease Agreement with Hearst, pursuant to which we will lease a floor of the newly constructed Hearst Tower in Manhattan for our corporate offices. We expect to record approximately $1.6 million in rent expense annually under the terms of the Lease Agreement with Hearst.

•      Management Agreement.   We recorded revenue of approximately $1.7 million and $3.1 million in the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.4 million in the three and six months ended June 2005, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, financial and accounting management services, with respect to certain Hearst owned or operated television and radio stations. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Services Agreement.    We incurred expenses of approximately $1.3 million and $2.6 million in the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.6 million in the three and six months ended June 30, 2005, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Interest Expense, Net – Capital Trust.    We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $4.9 million for each of the three and six months ended June 30, 2006 and 2005, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $0.9 million for each of the three and six months ended June 30, 2006, respectively.

•      Dividends on Common Stock.    On each of May 4, 2006 and March 31, 2006, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock for $6.5 million. Included in these amounts were $4.6 million and $4.8 million payable to Hearst. On each of May 4, 2005 and March 31, 2005, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock for $6.5 million. Included in these amounts were $4.5 million and $4.4 million payable to Hearst.

•      Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 and $0.4 million for each of the three and six months ended June 30, 2006 and 2005, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•      Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist

Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable. We recorded revenue from the agreements of $4.0 million and $8.6 million in the three and six months ended June 30, 2006 and $1.2 million and $2.2 million in the three and six months ended June 30 2005, respectively.

•      Wide Orbit, Inc. In November 2004, we entered into an agreement to license Wide Orbit Inc.’s (“Wide Orbit”) Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit. For the each of the three and six months ended June 30, 2006 and 2005, we paid Wide Orbit approximately $0.4 and $0.7 million under the agreement.

•      New England Cable News.    Two of our executive officers, David J. Barrett and Steven A. Hobbs serve as Hearst’s representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. Hearst pays $4,000 per month to the Company as compensation for their service.

•      Other Transactions with Hearst.    In the three and six months ended June 30, 2006 and 2005, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting.    As of June 30, 2006, we owned 38% of Internet Broadcasting. Our share of the (income) or loss of Internet Broadcasting included in Equity in loss (income) of affiliates, net of tax was $0.2 million of income and $0.03 million of loss for the three months ended June 30, 2006 and 2005, respectively. Our share of the (income) or loss of Internet Broadcasting was $0.5 million of income and $0.1 million of loss for the six months ended June 30, 2006 and 2005, respectively. Our share of income for IBS/HATV LLC included in Equity in loss (income) of affiliates, net of tax was $0.5 million and $0.7 million of income for the three and six months ended June 30, 2005, respectively. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, since October 2002, Terry Mackin, our Executive Vice President, and since December 2005, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, have served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services. In the three and six months ended June 30, 2006, the Company paid $1.9 million and $3.8 million, respectively, to Internet Broadcasting under an operating agreement pursuant to which Internet Broadcasting manages a national network of station Internet sites and designs, develops and operates the Internet sites under an operating agreement. We also have an agreement with Internet Broadcasting pursuant to which they provide hosting services for our corporate Internet site for a nominal amount.

Small Business Television.    The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and six month period ended June 30, 2006, these sales generated revenue of approximately $0.4 and $0.6 million, respectively, of which approximately $0.2 million and $0.3 million was distributed to SBTV, respectively. In the three and six month period ended June 30, 2005, these sales generated revenue of approximately $0.3 and $0.7 million, respectively, of which approximately $0.1 and $0.3 million was distributed to SBTV, respectively. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.    In 2004, we invested in Weather Network Affiliates Company, LLC (“WNAC”), which owns the NBC Weather Plus Network (“Weather Plus”). Since November 2004 we have launched Weather Plus in nine of our 10 markets – Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster, New Orleans and Plattsburgh – and cable carriage is presently available in eight of those markets. We expect to launch Weather Plus in our remaining NBC market in 2006. Terry Mackin, our Executive Vice President, currently serves as the Past Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in WNAC. Mr. Mackin served as the Chairman of the NBC Television Affiliates Association Board from May 2004 to May 2006. Additionally, since May 2006, Mr.

Mackin has served as a member of the Board of Directors of NBC Weather Plus Network LLC and as Chairman of the Futures Committee of NBC. Mr. Mackin does not receive compensation for his Board service.

USDTV.    Currently, we and Hearst each own approximately 6.175% of USDTV. In addition, our station KOAT-TV in Albuquerque, New Mexico, has an agreement to lease a portion of its digital spectrum to USDTV. In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote-off its investment. From September 23, 2005 to June 20, 2006, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, served on the Board of Directors of USDTV, from which he did not receive compensation for his services.

Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the six months ended June 30, 2006 and 2005.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and six months ended June 30, 2006 and 2005:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$2,496	$2,258	$4,993	$4,516
Interest cost	2,355	2,165	4,709	4,330
Expected return on plan assets	(2,779)	(2,447)	(5,558)	(4,894)
Amortization of prior service cost	108	108	216	216
Amortization of transitional obligation	—	1	1	2
Recognized actuarial loss	967	739	1,934	1,478
Net periodic pension cost	$3,147	$2,824	$6,295	$5,648

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three and six months ended June 30, 2006 and 2005:

	Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$29	$20	$59	$40
Interest cost	122	84	244	168
Amortization of prior service cost	7	5	14	10
Amortization of transitional (asset) obligation	7	5	14	10
Recognized actuarial loss	6	4	12	8
Net periodic pension cost	$171	$118	$343	$236

Contributions

During the three and six months ended June 30, 2006, we did not make any contributions to our defined benefit plans and we contributed approximately $0.2 million and $0.4 million, respectively, to our post-retirement benefit plans. During the year ending December 31, 2006, the Company is not required to contribute to the Pension Plans, but may choose to do so voluntarily, and expects to contribute approximately $0.7 million to the post-retirement benefit plan.

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

Quarter Highlights

•      Results for the quarter ended June 30, 2006 reflect the positive impact of strategic developments including the successful completion of certain retransmission consent negotiations and continued focus on digital media. In addition, results reflect political revenue in an election year and the dampening impact of weak automotive advertising.

•      In 2006, the Company’s cash balance increased $41.8 million from December 31, 2005 to $161.9 million at June 30, 2006, after capital expenditures, interest and taxes, the funding (with cash on-hand) of a repurchase of $10 million of our 7.00% Senior Notes due 2018, the payment of $13.0 million of dividends to our holders of Series A and B Common Stock, the repurchase of $0.8 million of Series A Common Stock, and an additional $6.4 million investment in Internet Broadcasting and USDTV in January.

•      For the three months ended June 30, 2006, the Company recorded Internet advertising revenue and associated expenses, as digital media revenue and expenses of $3.4 million and $2.2 million, respectively, in our income statement. The Company has recognized these local website operating results since January 1, 2006 due to the restructuring of our relationship with Internet Broadcasting on December 22, 2005.

•      As a result of the adoption of the fair value recognition provisions of SFAS 123(R), the Company recognized new stock-based compensation expense of $2.0 million in the three months ended June 30, 2006.

•      In the three months ended June 30, 2006, the Company recorded a $2.1 million tax benefit associated with the utilization of capital loss carryforwards.

•      In June 2006, the Company wrote off its investment $2.5 million in USDTV and included the write off in Other Expense in the accompanying condensed consolidated statements of income.

Industry Trends

•      Political advertising increases in even-numbered years, such as 2006, consistent with the increase in the number of candidates running for political office in the interim national election cycle, as well as select state and local elections.

•      Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years. Our 10 NBC stations aired the 2006 Winter Olympics in February 2006.

•      The Federal Communications Commission has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Eight of our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream with their main digital channels. In addition, our stations in Omaha, Nebraska and Des Moines, Iowa have launched digital weather channels.

•      Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and may be eliminated in the future.

•      Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent. We opted to negotiate retransmission consent with most of the cable systems with which we do business and we record income from most of these relationships.

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

Results of Operations

Results of operations for the three and six months ended June 30, 2006 and 2005 include the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Three Months Ended June 30, 2006

Compared to Three Months Ended June 30, 2005

Total revenue.    Total revenue includes:

(i)    cash and barter advertising revenue, net of agency and national representatives’ commissions;

(ii)   network compensation;

(iii)  retransmission revenue;

(iv)  digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from multicasting, such as Weather Plus; and

(v)   other revenue.

Total revenue in the three months ended June 30, 2006 was $194.0 million as compared to $188.5 million in the three months ended June 30, 2005, an increase of $5.5 million or 2.9%. This increase was primarily attributable to the following factors:

(i)    a $10.6 million increase to $12.9 million of net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)   a $3.3 million increase in net digital revenue;

(iii)  a $2.5 million increase in retransmission revenue;

(iv)  an increase in the retail, telecommunications, financial, attractions and furniture categories; partially offset by

(v)   a 10.6% decrease in our largest advertising category, automotive; and

(vi)  a $2.6 million decrease in network compensation.

Salaries, benefits and other operating costs.    During the three months ended June 30, 2006, salaries, benefits and other operating costs were $97.7 million, as compared to $90.7 million in the three months ended June 30, 2005, an increase of $7.0 million or 7.7%. This increase was primarily due to:

(i)    a $2.3 million increase in compensation, pension and employee benefits expense;

(ii)   a $2.2 million increase related to digital media expenses;

(iii)       a $1.1 million increase in news, transmitter power, utility and closed-captioning expense; and

(iv)  a $1.0 million increase related to stock-based compensation expense.

Amortization of program rights.  Amortization of program rights was $16.0 million in the three months ended June 30, 2006, as compared to $15.2 million in the three months ended June 30, 2005, an increase of $0.8 million or 5.3%. This increase was related to the higher cost of programming.

Depreciation and amortization.   Depreciation and amortization expense was $16.1 million in the three months ended June 30, 2006, as compared to $13.3 million in the three months ended June 30, 2005, an increase of $2.8 million or 21.1%. Depreciation expense was $14.6 million in the three months ended June 30, 2006, as compared to $11.8 million in the three months ended June 30, 2005, an increase of $2.8 million or 23.7%. The increase in depreciation expense is primarily due to the accelerated depreciation of analog equipment and leasehold improvements at our corporate headquarters in anticipation of the move to the Hearst Tower in New York City in August, and higher capital expenditures.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $7.6 million in the three months ended June 30, 2006, as compared to $5.6 million in the three months ended June 30, 2005, an increase of $2.0 million or 35.7%. This increase was primarily due to:

(i)             $1.0 million increase related to stock-based compensation expense; and

(ii)          $0.5 million increase due to the timing of professional services expenses.

Interest expense, net.    Interest expense, net of interest income, was $14.1 million in the three months ended June 30, 2006, as compared to $15.8 million in the three months ended June 30, 2005, a decrease of $1.7 million or 10.8% due to an increase in interest income resulting from increased cash balances and higher interest rates in the second quarter of 2006 as compared to the same period in 2005, and the repayment of $10.0 million senior notes due 2018.

Other Expense.     Other expense increased $2.5 million in the three months ended June 30, 2006 from zero in the three months ended June 30, 2005. The expense is associated with the write off of our investment in USDTV.

Income taxes.    We recorded income tax expense of $12.7 million in the three months ended June 30, 2006, compared to a tax benefit of $19.7 million in the three months ended June 30, 2005, an increase in income tax expense of $32.4 million. The change is a result of:

(i)    $37.4 million in tax benefits recorded in the three months ended June 30, 2005;  and

(ii)   a decrease in income before income taxes from $45.5 million in the three months ended June 30, 2005 to $37.6 million in the three months ended June 30, 2006; partially offset by

(iii)  a $2.1 million tax benefit associated with the utilization of capital loss carryforwards in the three months ended June 30, 2006.

The effective tax rate for the three months ended June 30, 2006 was 33.8% as compared to (43.3)% for the three months ended June 30, 2005. The Company expects its effective tax rate for the remaining interim periods for the year ending December 31, 2006 to be approximately 39.5%.

Equity in income of affiliates, net of tax. Equity in income of affiliates, net of tax was $0.1 million in the three months ended June 30, 2006 as compared to $0.4 million in the three months ended June 30, 2005, a decrease of $0.3 million. For the three months ended June 30, 2006, our share of income in Internet Broadcasting was offset by our share of losses in Ripe Digital Entertainment. For the three months ended June 30, 2005, our equity represented our share of income in IBS/HATV LLC.

Net income.    Net income was $25.0 million in the three months ended June 30, 2006, as compared to $65.6 million in the three months ended June 30, 2005, a decrease of $40.6 million or 61.9%. This decrease was primarily due to a $32.4 million increase in tax expense.

Six Months Ended June 30, 2006

Compared to Six Months Ended June 30, 2005

Total revenue in the six months ended June 30, 2006 was $368.0 million as compared to $350.7 million in the six months ended June 30, 2005, an increase of $17.3 million or 4.9%. This increase was primarily attributable to the following factors:

(i)     a $12.0 million increase to $15.1 million of net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)    a $6.5 million increase in net digital revenue;

(iii)   a $6.0 million increase in retransmission revenue;

(iv)   an increase in the retail, financial, and telecommunication categories; partially offset by

(v)    a 7.1% decrease in our largest advertising category, automotive; and

(vi)   a $5.6 million decrease in network compensation.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $194.4 million in the six months ended June 30, 2006, as compared to $179.3 million in the six months ended June 30, 2005, an increase of $15.1 million or 8.4%. This increase was primarily due to:

(i)    a $6.2 million increase in compensation, pension, and employee benefits expense;

(ii)   a $4.4 million increase related to digital media expenses;

(iii)  a $2.9 million increase in news, transmitter power, utility and closed-captioning expense; and

(iv)  a $2.0 million increase related to stock-based compensation expense.

Amortization of program rights.  Amortization of program rights was $31.3 million in the six months ended June 30, 2006, as compared to $30.5 million in the six months ended June 30, 2005, an increase of $0.8 million or 2.6%. The increase was due to higher cost of programming.

Depreciation and amortization.   Depreciation and amortization was $31.5 million in the six months ended June 30, 2006, as compared to $26.4 million in the six months ended June 30, 2005, an increase of $5.1 million or 19.3%. Depreciation expense was $28.5 million in the six months ended June 30, 2006, as compared to $23.4 million in the six months ended June 30, 2005, an increase of $5.1 million or 21.8%. Increase in depreciation expense is primarily due to the accelerated depreciation of analog equipment and leasehold improvements at our corporate headquarters in anticipation of the move to the Hearst Tower in New York City in August, and higher capital expenditures.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $14.9 million in the six months ended June 30, 2006, as compared to $11.6 million in the six months ended June 30, 2005, an increase of $3.3 million or 28.5%. This increase was primarily due to:

(i)    a $1.9 million increase related to stock-based compensation expense; and

(ii)   a $1.0 million increase due to the timing of professional services expenses.

Interest expense, net.    Interest expense, net of interest income, was $29.3 million in the six months ended June 30, 2006, as compared to $31.5 million in the six months ended June 30, 2005, a decrease of $2.2 million or 7.0% due to an increase in interest income resulting from increased cash balances and higher interest rates in the six months of 2006 as compared to the same period in 2005, and the repayment of $10.0 million senior notes due 2018.

Other expense. Other expense increased $2.5 million in the six months ended June 30, 2006 from zero in the six months ended June 30, 2005. The expense is associated with the write off of our investment in USDTV.

Income taxes.    We recorded income tax expense of $21.3 million in the six months ended June 30, 2006, as compared to an income tax benefit of $11.4 million in the six months ended June 30, 2005, an increase of income tax expense of $32.7 million. This change was due to:

(i)    $37.4 million in tax benefits recorded in the six months ended June 30, 2005;  and

(ii)   a decrease in income before income taxes from $66.6 million in the six months ended June 30, 2005 to $59.2 million in the six months ended June 30, 2006; partially offset by

(iii)  a $2.1 million tax benefit associated with the utilization of capital loss carryforwards in the six months ended June 30, 2006.

The effective tax rate for the six months ended June 30, 2006 was 35.9% as compared to (17.2)% for the six months ended June 30, 2005.

Equity in income of affiliates, net of tax. Equity in income of affiliates, net of tax was $0.1 million in the six months ended June 30, 2006, as compared to $0.6 million in the six months ended June 30, 2005, a decrease of $0.5 million. For the six months ended June 30, 2006, our share of income in Internet Broadcasting was offset by our share of losses in Ripe Digital Entertainment. For the six months ended June 30, 2005, our equity represented our share of income in IBS/HATV LLC.

Net income.    Net income was $38.0 million in the six months ended June 30, 2006, as compared to $78.7 million in the six months ended June 30, 2005, a decrease of $40.7 million or 51.7%. This decrease was primarily due to a $32.7 million increase in tax expense.

Liquidity and Capital Resources

As of June 30, 2006, our cash and cash equivalents balance was $161.9 million, as compared to $120.1 million as of December 31, 2005, an increase of $41.8 million as compared to an increase of $11.0 million in the comparable period in the prior year. The change in cash and cash equivalents for the six months ended June 30, 2006 and 2005 were as follows:

	Six months ended June,		2006 v. 2005 $	2006 v. 2005%
	2006	2005	Change	Change
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$88,829	$54,643	$34,186	62.6%
Net cash used for investing activities	$(25,913)	$(16,571)	$(9,342)	-56.4%
Net cash used for financing activities	$(21,063)	$(27,033)	$5,970	22.1%

Cash paid for:
Interest	31,935	31,756	179	0.6%
Interest on Note payable to Capital Trust	4,875	4,875	0	0.0%
Taxes, net of refunds	12,896	27,887	(14,991)	-53.8%
Dividends paid on common stock	12,971	13,003	(32)	-0.2%
Series A Common Stock repurchases	798	8,433	(7,635)	-90.5%

Operating Activities

Net cash provided by operating activities was $88.8 million in the six months ended June 30, 2006, as compared to $54.6 million in the six months ended June 30, 2005, an increase of 34.2 million or 62.6%. This increase was primarily due to an increase in our net revenue compared to the same period in 2005 and the timing of tax payments.

Investing Activities

Net cash used in investing activities was $25.9 million in the six months ended June 30, 2006, as compared to $16.6 million in the three months ended June 30, 2005, an increase of $9.3 million or approximately 56.4%. This increase is primarily due to an additional $6.4 million investment in Internet Broadcasting and USDTV as well as an increase of $4.0 million in capital expenditures.

For the year ending December 31, 2006, we have approved capital expenditures totaling approximately $77 million in property, plant and equipment, although we expect actual expenditures in 2006 to be less. While the maintenance expenditures included in this total remain consistent with the historical levels, the high level of capital investment relates to several special projects as follows:

(i)    $31 million on building projects in Kansas City, Missouri; Baltimore, Maryland; Omaha, Nebraska; and New York City, New York;

(ii)   $15 million on news acquisition and editing equipment;

(iii)  $4 million on information technology projects; and

(iv)  $3 million for capital expenditures related to damage caused by Hurricane Katrina at our New Orleans, Louisiana station.

Financing Activities

Net cash used in financing activities was $21.1 million in the six months ended June 30, 2006, as compared to $27.0 million in the six months ended June 30, 2005, a decrease of $5.9 million. This decrease was primarily due to:

(i)    the redemption of $11.3 million of our preferred stock in January 2005; and

(ii)   the repurchase of $0.8 million of Series A common stock during the six months ended June 30, 2006 compared to $8.4 million in the three months ended June 30, 2005; offset by

(iii)  proceeds from stock option exercises and employee stock purchases of $2.7 million in the six months ended June 30, 2006 compared to $5.7 million in the six months ended June 30, 2005; and

(iv)  the repurchase of $10.0 million of our senior notes due 2018 in the six months ended June 30, 2006.

Credit Facility and Other Long Term Debt

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Harris Nesbitt (the “Credit Facility”). The Credit Facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. The Credit Facility is a general unsecured obligation of the Company. We have not borrowed under the Credit Facility as of June 30, 2006.

As of June 30, 2006, our long-term debt obligations, exclusive of capital lease obligations, were $767.1 million and our current maturities totaled $90 million. Our long-term debt obligations bear interest at a fixed rate. The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2006. Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Certain of the financial covenants include credit ratios such as leverage and interest coverage and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of June 30, 2006.

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

Forward-Looking Statements

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward-looking statements generally can be identified by the use of words or phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•                  Changes in Federal regulation of broadcasting, including changes in Federal communications laws or regulations;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2006, the Company was not involved in any derivative financial instruments. However, the Company may consider certain interest-rate risk strategies in the future.

As of June 30, 2006, we do not have any outstanding floating rate debt.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended June 30, 2006. Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective. Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2006. That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

 Other Information

 Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers. The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended June 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1- April 30	423,200	$23.24	423,200	3,333,376
May 1- May 31	31,700	$22.42	31,700	3,301,676
June 1-June 30	1,432,170	$21.52	1,432,170	1,869,506
Total	1,887,070	$21.92	1,887,070

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares. Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of June 30, 2006, Hearst owned approximately 52.1% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock representing in the aggregate approximately 73.4% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended June 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1- April 30	—	—	—
Mary 1- May 31	—	—	—
June 1- June 30	—	—	—
Total	—	—	—	$198,691,825

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of June 30, 2006, the Company has spent approximately $108.8 million to repurchase approximately 4.4 million shares of Series A Common Stock at an average price of $24.96. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 4.    Submission of Matters to a Vote of Security Holders

All nominees standing for election as directors were elected at our annual shareholders’ meeting, which was held on May 4, 2006. The following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Proposal One (1)

Nominee	For	Withheld	Broker Non-Votes

Caroline L. Williams (2)	48,603,811	837,631	0

Frank A. Bennack, Jr. (3)	41,298,648	0	0

John G. Conomikes(3)	41,298,648	0	0

George R. Hearst, Jr.(3)	41,298,648	0	0

Bob Marbut (3)	41,298,648	0	0

Gilbert C. Maurer (3)	41,298,648	0	0

(1)   Abstentions were not counted in the election of the directors.

(2)   Series A Director. Elected by the holders of Series A Common Stock.

(3)   Series B Director. Elected by the holders of Series B Common Stock.

The term of office of the following other directors continued after the annual shareholders’ meeting: David Pulver, David J. Barrett, Ken J. Elkins, Victor F. Ganzi, William Randolph Hearst III, and Michael E. Pulitzer.

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

Proposal Two

For	90,576,753

Against (1)	124,467

Withheld	38,870

Broker Non-Votes	0

(1)   Abstentions were counted as a vote against the Independent Auditors Ratification Proposal.

Item 6.    Exhibits

(a) Exhibits:

10.1	Asset Purchase Agreement dated May 5, 2006, between the Company, Emmis Television Broadcasting, L.P., Emmis Television License, LLC and Emmis Operating Company.

10.2	Lease Agreement dated May 5, 2006, between the Company and Hearst Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	July 28, 2006

Name	Title	Date

/s/ HARRY T. HAWKS	Executive Vice President	July 28, 2006
Harry T. Hawks	and Chief Financial Officer
(Principal Financial Officer)

/s/ LYDIA G. BROWN	Corporate Controller	July 28, 2006
Lydia G. Brown	(Principal Accounting Officer)