Form 10-Q
period 2006-09-30
HEARST ARGYLE TELEVISION INC
filed 2006-10-27
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:    Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	74-2717523
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 West 57th St
New York, NY 10019	(212) 887-6800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value	New York Stock Exchange
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

Shares of the registrant’s common stock outstanding as of October 23, 2006: 92,720,765 shares (consisting of 51,422,117 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

Hearst-Argyle Television, Inc.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.
Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$80,804	$120,065
Accounts receivable, net	144,275	157,672
Program and barter rights	90,838	46,807
Deferred income tax asset	4,029	4,029
Other	7,368	9,153
Total current assets	327,314	337,726
Property, plant and equipment, net	291,173	279,239
Intangible assets, net	2,476,533	2,396,086
Goodwill	859,850	731,687
Other assets:
Deferred financing costs, net	9,823	11,276
Investments	39,734	31,321
Program and barter rights, noncurrent	17,852	1,312
Pension and other assets	37,649	43,712
Total other assets	105,058	87,621
Total assets	$4,059,928	$3,832,359

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,047	$90,047
Accounts payable	14,024	15,256
Accrued liabilities	57,472	51,133
Program and barter rights payable	90,803	47,285
Payable to Hearst Corporation, net	10,298	6,981
Other	14,110	6,868
Total current liabilities	276,754	217,570
Program and barter rights payable, noncurrent	22,025	1,818
Long-term debt	867,135	777,170
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	856,142	845,272
Other liabilities	40,804	35,049
Total noncurrent liabilities	1,920,127	1,793,330
Commitments and contingencies
Stockholders’ equity:
Preferred Stock	—	—
Series A common stock	559	557
Series B common stock	413	413
Additional paid-in capital	1,300,645	1,291,388
Retained earnings	678,523	643,414
Accumulated other comprehensive loss, net	(6,309)	(6,309)
Treasury stock, at cost	(110,784)	(108,004)
Total stockholders’ equity	1,863,047	1,821,459
Total liabilities and stockholders’ equity	$4,059,928	$3,832,359

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except per share data)

Total revenue	$182,993	$164,173	$550,974	$514,905
Station operating expenses:
Salaries, benefits and other operating costs	99,574	94,050	294,016	273,333
Amortization of program rights	17,751	15,155	49,034	45,648
Depreciation and amortization	14,634	12,427	46,103	38,861
Corporate, general and administrative expenses	7,868	6,003	22,766	17,559
Operating income	43,166	36,538	139,055	139,504

Interest expense	16,427	16,385	48,942	49,050
Interest income	(1,736)	(972)	(4,983)	(2,174)
Interest expense, net—Capital Trust	2,438	2,438	7,313	7,313
Other expense	—	—	2,501	—
Income before income taxes and equity earnings	26,037	18,687	85,282	85,315

Income tax expense (benefit)	9,531	7,288	30,807	(4,154)
Equity in income of affiliates, net of tax	(37)	(279)	(102)	(899)
Net income	16,543	11,678	54,577	90,368

Less preferred stock dividends	—	—	—	2
Income applicable to common stockholders	$16,543	$11,678	$54,577	$90,366

Income per common share—basic	$0.18	$0.13	$0.59	$0.97
Number of common shares used in the calculation	92,721	92,867	92,703	92,842

Income per common share—diluted	$0.18	$0.13	$0.59	$0.96
Number of common shares used in the calculation	93,154	93,254	93,177	98,388

Dividends per common share declared	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
	2006	2005
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$54,577	$90,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,505	34,355
Amortization of intangible assets	4,598	4,506
Amortization of deferred financing costs	1,453	1,286
Amortization of program rights	49,034	45,648
Deferred income taxes	10,587	13,165
Equity in income of affiliates, net	(102)	(899)
(Benefit from) provision for doubtful accounts	(593)	1,167
Stock-based compensation expense	5,764	—
Investment write down	2,501	—
Gain on disposition of assets	(812)	—
Dividends received from affiliates	—	2,504
Program payments	(48,816)	(47,467)
Changes in operating assets and liabilities
Decrease in Accounts receivable	13,208	6,552
Decrease (increase) in Other assets	7,925	(9,608)
Increase (decrease) in Accounts payable and accrued liabilities	4,090	(8,280)
Increase (decrease) in Other liabilities	9,363	(35,799)
Net cash provided by operating activities	154,282	97,498
Investing Activities
Purchases of property, plant and equipment	(38,288)	(24,706)
Cash proceeds from insurance recoveries	1,594	—
Acquisition of WKCF	(217,385)	—
Investment in affiliates and other, net	(10,681)	(6,387)
Net cash used in investing activities	(264,760)	(31,093)
Financing Activities
Dividends paid on preferred stock	—	(2)
Dividends paid on common stock	(19,464)	(19,505)
Series A Common Stock repurchases	(2,780)	(9,361)
Redemption of preferred stock	—	(11,251)
Principal payments & repurchase of long term debt	(10,035)	(39)
Borrowings on credit facility	100,000	—
Proceeds from employee stock purchase plan & stock option exercises	3,496	8,239
Net cash provided by (used in) financing activities	71,217	(31,919)

(Decrease) increase in cash and cash equivalents	(39,261)	34,486
Cash and cash equivalents at beginning of period	120,065	92,208
Cash and cash equivalents at end of period	$80,804	$126,694

Supplemental Cash Flow Information:
Business acquired in purchase transaction-
Acquisition of WKCF:
Fair market value of assets acquired	$ 244,072	$ —
Fair market value of liabilities assumed	(26,687)	—
Net cash paid for WKCF	$ 217,385	$ —
Cash paid during the period for:
Interest	$ 37,745	$ 37,859
Interest on Note payable to Capital Trust	$ 7,313	$ 7,313
Taxes, net of refunds	$ 26,656	$ 35,717
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$ 7,645	$ 308

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2005.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year.

For comparability, certain immaterial prior year amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the 2006 presentation.  On the condensed consolidated statements of income, we have reclassified Equity in income of affiliates, net of tax from Income before income taxes to below Income tax expense (benefit).  As a result, we have reclassified amounts from 2005 to conform to this presentation. Additionally, we have reclassified interest income as a separate component of income before income taxes and equity. These reclassifications had no impact on reported net income.

2.    Recent Developments and Accounting Pronouncements

WKCF-TV Clermont, Florida (“WKCF-TV”)   On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate in Orlando, Florida, for $217.4 million in cash funded with a combination of cash on hand and a borrowing of $100 million under the Company’s $250 million Credit Facility. The Company has recorded a preliminary estimate of the fair value of assets acquired and liabilities assumed, including $128.2 million in goodwill and $83.6 million in FCC licenses as of September 30, 2006. These amounts along with amounts recorded for programming rights and certain other intangible assets are subject to change upon receipt of a final valuation report from a third party valuation firm.  The condensed consolidated financial statements include one month’s results from WKCF-TV Orlando.

Investment in Ripe Digital Entertainment, Inc.  On August 14, 2006, the Company made an additional investment of $4.1 million in Ripe Digital Entertainment, Inc. (“Ripe TV”) resulting in a total investment of $9.1 million which represents a 24.7% ownership interest.   In addition, the Company has committed to invest an additional $1.9 million in Ripe TV in 2007.  Ripe TV was formed in 2003 to start an advertising-supported digital video-on-demand program network.  Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via digital cable, broadband, Internet and/or wireless systems.  Since July 27, 2005, Steven A. Hobbs, Executive Vice President and Chief Legal and Development Officer, and since August 14, 2006, Terry Mackin, Executive Vice President, have served on the Board of Directors of Ripe TV, from which they do not receive compensation for their services.  We account for this investment using the equity method.

Hearst Lease   On May 5, 2006, the Company entered into a Lease Agreement with Hearst Corporation (“Hearst”). Under the Lease Agreement, the Company has leased one floor of the newly constructed Hearst Tower in Manhattan located at 300 W. 57th Street, New York, NY for its corporate offices. The term of the lease commenced August 1, 2006, and the lease term is 11 years.  The Company incurred $6.9 million in construction costs and other capital expenditures related to the leasehold improvement of its new corporate office.  Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million.  We expect to record approximately $1.4 million in rent expense annually under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which allowance we will amortize over the lease term.

USDTV Impairment   On January 27, 2006, the Company invested approximately $1 million in U.S. Digital Television, Inc. (“USDTV”), bringing its total ownership interest to $2.5 million or 6.175%. USDTV was formed to provide a national digital subscription-based television programming distribution service using portions of the digital television spectrum.  In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote off its investment of $2.5 million and included the write off in Other Expense for the quarter ended June 30, 2006 in the accompanying condensed consolidated statements of income. In September 2006, USDTV sold substantially all its assets to a third party and assigned its spectrum lease with KOAT, our Albuquerque, New Mexico station, to the buyer.

Investment in Internet Broadcasting Systems, Inc.  During both periods presented the Company had an investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and, during the nine months ended September 30, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies each associated with local television websites.   Internet Broadcasting operates a national network of station Internet sites and designs, develops and operates station Internet sites under operating agreements.  IBS/HATV LLC owned the Internet sites for each of the Company’s television stations.  On December 22, 2005, the Company restructured its investment in Internet Broadcasting and the IBS/HATV LLC relationship.  As part of the restructuring, IBS/HATV LLC and its subsidiaries were dissolved resulting in the recognition of local website operating results directly on the books of the Company’s television stations while the operating results of the network component of these websites is recognized on the books of Internet Broadcasting commencing in January 2006. In addition, the Company purchased Internet Broadcasting common stock from an existing Internet Broadcasting investor for $5.5 million in January 2006, increasing its ownership percentage to 38%.  The Company continues to account for its investment in Internet Broadcasting using the equity method.

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

Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 31, 2006.  We are currently evaluating the impact FIN 48 will have on our financial position and results of operations.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).   In September 2006, the FASB issued SFAS 157, which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan (“SFAS 158”).  In September 2006, the FASB issued SFAS 158, which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.  We are currently evaluating the impact SFAS 158 will have on our financial position and results of operations.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  In September 2006, the Staff of the SEC issued SAB 108.  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial statements.

3.    Stock-Based Compensation

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense, as well as a decrease in income before income taxes of $1.9 million and $5.8 million, and a decrease in net income of $1.1 million and $3.5 million, respectively.  Additionally, the incremental stock-based compensation expense caused basic earnings per share to decrease by $0.01 for the three months ended September 30, 2006 and $0.04 for the nine months ended September 30, 2006, and diluted earnings per share to decrease by $0.01 for the three months ended September 30, 2006 and $0.03 for the nine months ended September 30, 2006.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”), to account for its stock-based awards, and the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), to present stock-based compensation disclosure.  Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized.  The following table details the pro forma effects on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income	$11,678	$90,368
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(1,197)	(3,625)
Pro forma net income	$10,481	$86,743
Less: Preferred stock dividends	—	(2)
Pro forma net income applicable to common stockholders (Basic)	$10,481	$86,741

Add:
Interest Expense, Net - Capital Trust, net of tax	—	4,461
Pro forma net income applicable to common stockholders (Diluted)	$10,481	$91,202

Earnings per share:
Basic—as reported	$0.13	$0.97
Basic—pro forma	$0.11	$0.93

Diluted—as reported	$0.13	$0.96
Diluted—pro forma	$0.11	$0.93

On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan, which the Board further amended in July 2006 (as amended, the “Incentive Compensation Plan”).  The Incentive Compensation Plan is intended to replace the Amended and Restated 1997 Stock Option Plan (the “Stock Option Plan”) and all grants made after May 5, 2004 are made under the new Incentive Compensation Plan.  Under the Incentive Compensation Plan the Company may award various forms of incentive compensation, including stock options and restricted stock, to officers, other key employees and non-employee directors of the Company and its subsidiaries.  The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock.  As of September 30, 2006, under the Incentive Compensation Plan stock options were granted with exercise prices equal to the market price of the underlying stock as of the date of grant.  Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant.  Generally, options granted to employees under the Incentive Compensation Plan cliff-vest after three years commencing on the effective date of the grant.

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

A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the three and nine months ended September 30, 2006 and for the year ended December 31, 2005 is presented below (not in thousands):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2004	8,060,429	$23.36
Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02
Outstanding at December 31, 2005	8,520,847	$23.53
Granted	80,000	25.08
Exercised	(4,600)	19.76
Forfeited	(5,500)	25.00
Outstanding at March 31, 2006	8,590,747	$23.54
Granted	8,800	22.92
Exercised	(78,400)	18.58
Forfeited	(2,400)	24.89
Outstanding at June 30, 2006	8,518,747	$23.59
Granted	20,000	21.07
Exercised	(14,944)	20.06
Forfeited	(45,452)	24.20
Outstanding at September 30, 2006	8,478,351	$23.59

Exercisable at December 31, 2004	4,392,112	$21.84
Exercisable at December 31, 2005	4,720,837	$22.25
Exercisable at September 30, 2006	4,784,163	$22.46

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at September 30, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,456,818	4.59	$8,373,266	$19.54
$22.08-$24.89	2,393,511	7.81	$15,530	$24.08
$25.13-$26.81	3,465,908	5.51	—	$25.83
$27.75-$29.00	148,114	1.47	—	$28.87
$35.25-$36.44	14,000	1.86	—	$36.44
	8,478,351	5.81	$8,388,796	$23.59

	Options Exercisable
Range of Exercise Prices	Number Exercisable At September 30, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the money options at September 30, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,436,818	4.54	$8,335,666	$19.53
$22.08-$24.89	1,106,011	6.22	$13,980	$24.08
$25.13-$26.81	1,095,720	1.76	—	$26.37
$27.75-$29.00	131,614	1.35	—	$28.93
$35.35-$36.44	14,000	1.86	—	$36.44
	4,784,163	4.20	$8,349,646	$22.46

Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period.  The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model for options granted in 2006 and 2005.  The weighted average grant date fair value of options granted was $6.13 and $6.78 for the three and nine months ended September 30, 2006. The weighted average grant date fair value of options granted was $7.90 and $7.88 for the three and nine months ended September 30, 2005. The total intrinsic value (the difference between market price and exercise price) of options exercised during the three and nine months ended September 30, 2006 was $0.04 million and $0.4 million, respectively. The total intrinsic value (the difference between market price and exercise price) of options exercised during the three and nine months ended September 30, 2005 was $0.7 million and $2.3 million, respectively. The total fair value of shares vested during the three and nine month period ended September 30, 2006 was $0.2 million and $0.6 million, respectively. The total fair value of shares vested during the three and nine month period ended September 30, 2005 was $0.2 million and $0.3 million, respectively.

The following assumptions were used in the Black Scholes option-pricing model to value options granted during the three months ended September 30, 2006 and 2005:

	2006	2005
Expected life	5.9 years	5.0 years
Volatility factor	24.00%	30.14%
Risk-free interest rate	4.89%	3.72%
Dividend yield	1.33%	0.94%

The expected life of options granted was estimated based on the historical exercise behavior of employees. The expected volatility factor was based on historical volatility corresponding to the expected life for a period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of the grant.

Under the Incentive Compensation Plan, the Company awarded an aggregate of 5,000 restricted stock units to certain non-employee directors during the three and nine months ended September 30, 2006.  These units will vest two years from their grant date.  The fair value is equal to the market value on the date of grant.  A summary of the outstanding unvested restricted stock units as of September 30, 2006 and activity during the three and nine months ended September 30, 2006 is presented below:

	Restricted Stock Outstanding
	Number of Restricted Stock Units	Weighted Average Common Stock Price
Balance at January 1, 2006
Granted	5,000	$21.07
Vested	—	—
Forfeited	—	—
Balance at September 30, 2006	5,000	$21.07

The grant date fair value of restricted stock units granted during the three months ended September 30, 2006 was $21.07.  Because this is a time based award, the expense is charged ratably over the vesting period.

The total compensation cost of share-based awards recognized for the three and nine months ended September 30, 2006 was $1.9 million and $5.8 million, respectively. The total tax benefit related thereto was $0.7 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $9.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the stock option plans which does not include the effect of future grants of equity compensation, if any. Of the total $9.4 million, we expect to recognize approximately 16% in the remainder of 2006, 55% in 2007, and 29% in 2008, assuming average forfeitures. We received $0.3 million and $1.8 million upon the exercise of stock options during the three and nine month period ended September 30, 2006, and we received $2.1 million and $6.5 million upon the exercise of stock options during the three and nine month period ending September 30, 2005, respectively.

4.    Long-Term Debt

Long-term debt as of September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Revolving credit facility	$100,000	$—
Senior notes	407,110	417,110
Private placement debt	450,000	450,000
Capital lease obligations	72	107
	957,182	867,217
Less current portion	(90,047)	(90,047)

Total long-term debt	$867,135	$777,170

During the nine months ended September 30, 2006, the Company borrowed $100 million under our revolving credit facility to fund our acquisition of WKCF and the Company repurchased $10 million of 7.00% senior notes due 2018.

5.    Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period.  The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, from the exercise of stock options, lapse of restrictions on restricted stock and conversion of preferred securities.  The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(Unaudited)
	2006	2005	2006	2005
Reported net income	$16,543	$11,678	$54,577	$90,368
Less: Preferred stock dividends	—	—	—	(2)
Income applicable to common stockholders (Basic)	$16,543	$11,678	$54,577	$90,366

Add: Interest Expense, Net- Capital Trust, net of tax	$—	—	$—	$4,461
Income applicable to common stockholders (Diluted)	$16,543	$11,678	$54,577	$94,827

Basic shares	92,721	92,867	92,703	92,842
Basic EPS	$0.18	$0.13	$0.59	$0.97

Diluted shares	93,154	93,254	93,177	98,388
Diluted EPS	$0.18	$0.13	$0.59	$0.96

Basic shares	92,721	92,867	92,703	92,842
Add: Shares issued upon assumed exercise of stock options	433	387	474	418
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities	—	—	—	5,128
Diluted shares	93,154	93,254	93,177	98,388

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three and nine months ended September 30, 2006, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. For the three months ended September 30, 2005, diluted shares do not include 5,128,205 common shares underlying the Series B Redeemable Convertible Preferred Securities because to do so would have been antidilutive. For the nine months ended September 30, 2005, diluted shares include 5,127,882 common shares underlying the Series B Redeemable Convertible Preferred Securities. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Common stock options for 5,984,133 and 3,893,078 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares during the calculation period.

There were no shares of Series A or B Preferred Stock outstanding as of September 30, 2006 and 2005 and therefore no shares were included in the computation of diluted EPS.  The dividends for the Series A and B Preferred Stock were deducted from Net income for the calculation of Basic and Diluted EPS. These shares were redeemed in full as of January 1, 2005 and therefore, one day of dividends was recorded for the three and nine months ended September 30, 2005.

6.    Goodwill and Intangible Assets

Summarized below are the carrying value of intangible assets and goodwill as of September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,327	$72,830	$51,497	$122,891	$70,050	$52,841
Network affiliations	95,493	38,272	$57,221	95,493	36,489	59,004
Other	743	640	$103	743	605	138
Total intangible assets subject to amortization	$220,563	$111,742	$108,821	$219,127	$107,144	$111,983
Intangible assets not subject to amortization:
FCC licenses			2,367,712			2,284,103
Total intangible assets, net			$2,476,533			$2,396,086
Goodwill			$859,850			$731,687

The Company’s amortization expense for intangible assets was approximately $1.6 million and $4.6 million for each of the three and nine months, respectively, ended September 30, 2006 and 2005.  Estimated annual intangible asset amortization expense is approximately $6.9 million in 2007 and $6.0 million in each of the next four years.

The increase in goodwill and intangible assets is due to purchase accounting entries for the WKCF-TV acquisition, completed on August 31, 2006.  The Company’s preliminary estimates resulted in $128.2 million in goodwill and $83.6 million in FCC licenses, each of which have an indefinite life and are therefore not amortized for book purposes but will be amortized for tax purposes.  Additionally, the Company’s preliminary estimates resulted in $1.4 million in advertiser client base which will be amortized over a period of one year.  The goodwill and intangible asset amounts are subject to change upon receipt of a final valuation report from a third party valuation firm.

7.    Income Taxes

The income tax expense for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Current	$4,069	$(3,496)	$20,220	$(17,319)
Deferred	5,462	10,784	10,587	13,165
Income tax expense	$9,531	$7,288	$30,807	$(4,154)

The effective tax rate for the three and nine months ended September 30, 2006 was 36.6% and 36.1%, as compared to 39% and (4.9)%, for the three and nine months ended September 30, 2005, respectively.  The Company expects its effective tax rate for the fourth quarter of 2006 to be approximately 39.5%.  The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings as calculated by the applicable taxing jurisdictions, changes in the expected outcome of tax audits or changes in the deferred tax valuation allowance.  The Company records reserves for estimates of probable settlements of federal and state audits.  The Company records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized.

The Company’s net deferred income tax liability is as follows:

	September 30, 2006	December 31, 2005
	(Unaudited)
Deferred income tax liability	$856,142	$845,272
Deferred income tax asset	4,029	4,029
Net deferred income tax liability	$852,113	$841,243

The deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of FASB No. 142, Goodwill and Intangible Assets, effective as of January 1, 2002, the Company no longer amortizes its FCC licenses for book purposes, but instead tests them for impairment annually.  For tax purposes, the FCC licenses continue to be amortized over their remaining useful lives and, as a result, the deferred tax liabilities will increase over time.

8. Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended September 30, 2006, the Company repurchased 95,700 shares of stock at a cost of $2.0 million and an average price per share of $20.71. During the nine months ended September 30, 2006, the Company repurchased 129,150 shares of Series A Common Stock at a cost of $2.8 million and an average per share price of $21.52.  Between May 1998 and September 30, 2006, the Company repurchased approximately 4.5 million shares of Series A Common Stock at a cost of approximately $110.8 million and an average price of $24.87.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are authorized by Hearst’s Board of Directors to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise.  As of September 30, 2006, under this plan Hearst purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock.

As of September 30, 2006 and December 31, 2005, Hearst’s ownership of the Company’s outstanding common stock was 74.2% and 70.5%, respectively.

Common Stock Dividends

During the nine months ended September 30, 2006, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 31, 2006	April 5, 2006	April 15, 2006	$6,485	$4,636
$0.07	May 4, 2006	July 5, 2006	July 15, 2006	$6,493	$4,768
$0.07	September 21, 2006	October 5, 2006	October 15, 2006	$6,490	$4,816

9. Preferred Stock

Under the Company’s Certificate of Incorporation, The Company has one million authorized shares of Preferred Stock, par value $.01 per share.  At September 30, 2006, there was no Preferred Stock outstanding.  On January 1, 2005, 5,781 shares of Series A Preferred Stock and 5,470 shares of Series B Preferred Stock were redeemed. The Preferred Stock had a cash dividend feature whereby each share accrued $65 per share annually, to be paid quarterly.

10. Related Party Transactions

Hearst Corporation.   As of September 30, 2006, Hearst owned approximately 53.5% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 74.2% of the outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the nine months ended September 30, 2006 and 2005, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                        Hearst Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million.  We expect to record approximately $1.4 million in rent expense annually under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which allowance we will amortize over the lease term.

•                  Management Agreement.  We recorded revenue of approximately $1.7 million and $4.7 million in the three and nine months ended September 30, 2006, respectively, and $0.9 million and $3.2 million in the three and nine months ended September 30, 2005, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, financial and accounting management services for certain Hearst owned or operated television and radio stations.  Certain employees of these managed stations are also participants in our stock option plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.  Until October 3, 2006, KCWE, Kansas City, MO, was owned by a third party and managed by Hearst, which further contracted us to manage the station pursuant to the Management Agreement.  On October 3, 2006, Hearst purchased the assets of KCWE, and we continue to manage the station for Hearst pursuant to the Management Agreement.

•                  Services Agreement.  We incurred expenses of approximately $1.8 million and $4.4 million in the three and nine months ended September 30, 2006, respectively, and $1.3 million and $3.8 million in the three and nine months ended September 30, 2005, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net—Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $7.3 million for each of the three and nine months ended September 30, 2006 and 2005, respectively.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.9 million during the nine months ended September 30, 2006.

•                  Dividends on Common Stock.  On each of September 21, 2006, May 4, 2006 and March 31, 2006, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock for $6.5 million. Included in these amounts were $4.8 million, $4.8 million, and $4.6 million payable to Hearst. On each of September 21, 2005, May 4, 2005 and March 31, 2005, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock for a total amount on each date of $6.5 million.  Included in these amounts were $4.5 million, $4.5 million and $4.4 million payable to Hearst, respectively.

•                  Radio Facilities Lease.  Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2006 and 2005, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Lifetime Entertainment Services.  We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $4.7 million and $13.3 million in the three and nine months ended September 30, 2006 and $2.6 million and $5.1 million in the three and nine months ended September 30 2005, respectively.

•                  Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit Inc. (“Wide Orbit”) Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit.  For the three and nine months ended September 30, 2006, we paid Wide Orbit approximately $0.3 million and $0.9 million under the agreement, respectively, under the agreement. For the three and nine months ended September 30, 2005, we paid Wide Orbit approximately $0.5 million and $1.2 million, respectively, under the agreement.

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

•                  Other Transactions with Hearst.  In the three and nine months ended September 30, 2006 and 2005, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting.  As of September 30, 2006, we owned 38% of Internet Broadcasting.  Our share of the (income) or loss of Internet Broadcasting included in Equity in loss (income) of affiliates, net of tax, was $0.4 million of income and $0.05 million of loss for the three months ended September 30, 2006 and 2005, respectively. Our share of the (income) or loss, net of tax, of Internet Broadcasting was $0.8 million of income and $0.2 million of loss for the nine months ended September 30, 2006 and 2005, respectively.  Our share of income for IBS/HATV LLC included in Equity in loss (income) of affiliates, net of tax, was $0.4 million and $1.1 million of income for the three and nine months ended September 30, 2005, respectively.  Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, since October 2002, Terry Mackin, our Executive Vice President, and since December 2005, Steven

A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, have served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services. In the three and nine months ended September 30, 2006, the Company incurred expenses of $1.9 million and $5.8 million, respectively, under an operating agreement pursuant to which Internet Broadcasting manages a national network of station Internet sites and designs, develops and operates the Internet sites under an operating agreement.  We also have an agreement with Internet Broadcasting pursuant to which they provide hosting services for our corporate Internet site for a nominal amount.

Small Business Television.  The Company utilizes services of Small Business Television (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and nine month period ended September 30, 2006, these sales generated revenue of approximately $0.3 million and $1.1 million, respectively, of which approximately $0.1 million and $0.5 million was distributed to SBTV, respectively. In the three and nine month period ended September 30, 2005, these sales generated revenue of approximately $0.3 million and $1.0 million, respectively, of which approximately $0.1 million and $0.5 million was distributed to SBTV, respectively. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.  In 2004, we invested in Weather Network Affiliates Company, LLC (“WNAC”), which owns the NBC Weather Plus Network (“Weather Plus”).  Since November 2004 we have launched Weather Plus in nine of our 10 markets—Sacramento, Orlando, Winston-Salem, Greenville, Cincinnati, Baltimore, Lancaster, Monterey and New Orleans—and cable carriage is presently available in eight of those markets.  We expect to launch Weather Plus in our remaining NBC market, Plattsburgh, in 2006.  Terry Mackin, our Executive Vice President, currently serves as the Past Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in WNAC.  Mr. Mackin served as the Chairman of the NBC Television Affiliates Association Board from May 2004 to May 2006. Additionally, since May 2006, Mr. Mackin has served as a member of the Board of Directors of NBC Weather Plus Network LLC and as Chairman of the Futures Committee of NBC.   Mr. Mackin does not receive compensation for his Board service.

USDTV.  Currently, we and Hearst each own approximately 6.175% of USDTV.  In addition, our station KOAT-TV in Albuquerque, New Mexico, has an agreement to lease a portion of its digital spectrum to USDTV.  In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote off its investment.  In September 2006, USDTV sold substantially all its assets to a third party and assigned its spectrum lease with KOAT to the buyer.   From September 23, 2005 to June 20, 2006, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, served on the Board of Directors of USDTV, from which he did not receive compensation for his services.

Other Related Parties.  In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the nine months ended September 30, 2006 and 2005.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and nine months ended September 30, 2006 and 2005:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$2,496	$2,258	$7,488	$6,773
Interest cost	2,355	2,165	7,065	6,496
Expected return on plan assets	(2,779)	(2,447)	(8,337)	(7,342)
Amortization of prior service cost	108	108	324	324
Amortization of transitional obligation .	—	1	1	3
Recognized actuarial loss	967	739	2,901	2,216
Net periodic pension cost	$3,147	$2,824	$9,442	$8,470

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the three and nine months ended September 30, 2006 and 2005:

	Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$29	$20	$88	$60
Interest cost	122	84	366	252
Amortization of prior service cost	7	5	21	15
Amortization of transitional (asset) obligation .	7	5	21	15
Recognized actuarial loss	6	4	18	12
Net periodic pension cost	$171	$118	$514	$354

Contributions

During the three and nine months ended September 30, 2006, we did not make any contributions to our defined benefit plans and we contributed approximately $0.2 million and $0.6 million, respectively, to our post-retirement benefit plans.  During the year ending December 31, 2006, the Company is not required to contribute to the Pension Plans and expects to contribute approximately $0.7 million to the post-retirement benefit plan.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•                  Executive Summary

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Forward-Looking Statements

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations of Hearst (the “Managed Stations”) in exchange for a management fee.

Quarter Highlights

•                  On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate in Orlando, Florida, for $217.4 million in cash funded with the combination of cash on hand and a $100 million advance under the Company’s $250 million Credit Facility.

•                  Results for the quarter ended September 30, 2006 reflect the positive impact of strategic developments including the successful completion of certain retransmission consent negotiations and continued focus on digital media.  In addition, results reflect political revenue in an election year and the dampening impact of weak automotive advertising.

•                  For the three months ended September 30, 2006, the Company recorded digital media revenue and associated expenses of $3.7 million and $2.3 million, respectively, in our income statement.  In addition, the Company has recognized local website operating results since January 1, 2006 due to the restructuring of our relationship with Internet Broadcasting on December 22, 2005.

•                  As a result of the adoption of the fair value recognition provisions of SFAS 123(R), the Company recognized new stock-based compensation expense of $1.9 million in the three months ended September 30, 2006.

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

•                  The Federal Communications Commission has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards.  Nine of our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream with their main digital channels.  In addition, our station in Des Moines, Iowa has launched a digital weather channel.

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

Results of Operations

Results of operations for the three and nine months ended September 30, 2006 and 2005 include the results of our 25 television stations, which were owned for the entire period presented, the results of WKCF for one month in 2006 and the management fees derived by the three television and two radio stations of Hearst managed by us for the entire period presented.

Three Months Ended September 30, 2006
Compared to Three Months Ended September 30, 2005

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

Total revenue in the three months ended September 30, 2006 was $183.0 million as compared to $164.2 million in the three months ended September 30, 2005, an increase of $18.8 million or 11.5%. This increase was primarily attributable to the following factors:

(i)                                     a $21.0 million increase to $23.4 million of net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)                                  a $3.6 million increase in digital media revenue;

(iii)                               a $2.1 million increase in retransmission revenue;

(iv)                              an increase in the retail, furniture, telecommunications, attractions and soft liquor categories; partially offset by

(v)                                 a 10.5% decrease in our largest advertising category, automotive, which represents 26% of our net advertising revenue; and

(vi)                              a $1.8 million decrease in network compensation.

Salaries, benefits and other operating costs.   During the three months ended September 30, 2006, salaries, benefits and other operating costs were $99.6 million, as compared to $94.1 million in the three months ended September 30, 2005, an increase of $5.5 million or 5.8%.  This increase was primarily due to:

(i)            a $2.3 million increase related to digital media expenses;

(ii)           a $1.5 million increase in compensation, pension and employee benefits expense;

(iii)          a $1.3 million increase in transmitter power, program direct costs and closed-captioning expense; and

(iv)          a $0.9 million increase related to stock-based compensation expense.

Amortization of program rights.   Amortization of program rights was $17.8 million in the three months ended September 30, 2006, as compared to $15.2 million in the three months ended September 30, 2005, an increase of $2.6 million or 17.1%. This increase was due to the renewal of popular shows at higher rates and the purchase of WKCF-TV.

Depreciation and amortization.   Depreciation and amortization expense was $14.6 million in the three months ended September 30, 2006, as compared to $12.4 million in the three months ended September 30, 2005, an increase of $2.2 million or 17.7%. Depreciation expense was $13.0 million in the three months ended September 30, 2006, as compared to $10.9 million in the three months ended September 30, 2005, an increase of $2.1 million or 19.3%.  The increase in depreciation expense is primarily due to the accelerated depreciation of analog equipment and higher capital expenditures.

Corporate, general and administrative expenses.   Corporate, general and administrative expenses were $7.9 million in the three months ended September 30, 2006, as compared to $6.0 million in the three months ended September 30, 2005, an increase of $1.9 million or 31.7%. This increase was primarily due to:

(i)            $1.0 million increase related to stock-based compensation expense;

(ii)           $0.6 million increase due in large part to the timing of professional services expenses; and

(iii)          $0.2 million increase related to increase in rent expense for the new Hearst building.

Interest expense.  Interest expense remained relatively unchanged at $16.4 million in the three months ended September 30, 2006, as compared to $16.4 million in the three months ended September 30, 2005.

Interest income.   Interest income was $1.7 million in the three months ended September 30, 2006, as compared to $1.0 million in the three months ended September 30, 2005, an increase of $0.7 million or 70% due to higher interest rates in the third quarter of 2006 as compared to the same period in 2005.

Income taxes.   We recorded income tax expense of $9.5 million in the three months ended September 30, 2006, compared to $7.3 million in the three months ended September 30, 2005, an increase in income tax expense of $2.2 million. The change is a result of an increase in income before income taxes from $18.7 million in the three months ended September 30, 2005 to $26.0 million in the three months ended September 30, 2006.

The effective tax rate for the three months ended September 30, 2006 was 36.6% as compared to 39% for the three months ended September 30, 2005.  The Company expects its effective tax rate for the fourth quarter of 2006 to be approximately 39.5%.

Equity in income of affiliates, net of tax.   Equity in income of affiliates, net of tax, was $0.04 million in the three months ended September 30, 2006 as compared to $0.3 million in the three months ended September 30, 2005, a decrease of $0.3 million.  For the three months ended September 30, 2006, our share of income in Internet Broadcasting was offset by our share of losses in Ripe Digital Entertainment, Inc. (“Ripe TV”). For the three months ended September 30, 2005, our equity represented our share of income in IBS/HATV LLC and our share of loss in Internet Broadcasting and Ripe TV.

Net income.   Net income was $16.5 million in the three months ended September 30, 2006, as compared to $11.7 million in the three months ended September 30, 2005, an increase of $4.8 million or 41.0%.  This increase was primarily due to the items described above.

Nine  Months Ended September 30, 2006
Compared to Nine  Months Ended September 30, 2005

Total revenue in the nine months ended September 30, 2006 was $551.0 million as compared to $514.9 million in the nine months ended September 30, 2005, an increase of $36.1 million or 7.0%. This increase was primarily attributable to the following factors:

(i)            a $33.0 million increase to $38.5 million of net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)           a $10.0 million increase in digital media revenue;

(iii)          a $8.1 million increase in retransmission revenue;

(iv)          an increase in the retail, furniture, financial, telecommunication and attraction categories; partially offset by

(v)                                 a 8.2% decrease in our largest advertising category, automotive, which represents 27% of our net advertising sales revenue; and

(vi)                              a $7.4 million decrease in network compensation.

Salaries, benefits and other operating costs.   Salaries, benefits and other operating costs were $294.0 million in the nine months ended September 30, 2006, as compared to $273.3 million in the nine months ended September 30, 2005, an increase of $20.7 million or 7.6%.  This increase was primarily due to:

(i)            a $7.8 million increase in compensation, pension, and employee benefits expense;

(ii)           a $6.7 million increase related to digital media expenses;

(iii)          a $3.2 million increase in news, transmitter power, utility and closed-captioning expense; and

(iv)          a $2.9 million increase related to stock-based compensation expense.

Amortization of program rights.   Amortization of program rights was $49.0 million in the nine months ended September 30, 2006, as compared to $45.6 million in the nine months ended September 30, 2005, an increase of $3.4 million or 7.5%. This increase was due to the renewal of popular shows at higher rates and the purchase of WKCF-TV.

Depreciation and amortization.   Depreciation and amortization was $46.1 million in the nine months ended September 30, 2006, as compared to $38.9 million in the nine months ended September 30, 2005, an increase of $7.2 million or 18.5%.  Depreciation expense was $41.5 million in the nine months ended September 30, 2006, as compared to $34.4 million in the nine months ended September 30, 2005, an increase of $7.1 million or 20.6%.  Increase in depreciation expense is primarily due to the accelerated depreciation of analog equipment and leasehold improvements at our corporate headquarters for the move to the Hearst Tower in New York City in August, and higher capital expenditures.

Corporate, general and administrative expenses.   Corporate, general and administrative expenses were $22.8 million in the nine months ended September 30, 2006, as compared to $17.6 million in the nine months ended September 30, 2005, an increase of $5.2 million or 29.5%.  This increase was primarily due to:

(i)            a $2.8 million increase related to stock-based compensation expense;

(ii)           a $1.4 million increase due to the timing of and an increase in professional services expenses; and

(iii)          a $1.1 million increase in compensation expense.

Interest expense.   Interest expense was $48.9 million in the nine months ended September 30, 2006 as compared to $49.1 million in the nine months ended September 30, 2005, a decrease of $0.2 million or 0.4%.

Interest income.   Interest income was $5.0 million in the nine months ended September 30, 2006, as compared to $2.2 million in the nine months ended September 30, 2005, an increase of $2.8 million due to higher cash balances maintained during the year and higher interest rates in 2006 as compared to the same period in 2005.

Other expense.   Other expense increased $2.5 million in the nine months ended September 30, 2006 from zero in the nine months ended September 30, 2005. The expense is associated with the write off of our investment in USDTV.

Income taxes.   We recorded income tax expense of $30.8 million in the nine months ended September 30, 2006, as compared to an income tax benefit of $4.2 million in the nine months ended September 30, 2005, an increase of income tax expense of $35.0 million.  This change was due to:

(i)                                     $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the nine months ended September 30, 2005; and

(ii)                                  A deferred tax benefit of $5.5 million as a result of Ohio tax law changes in the nine months ended September 30, 2005.

The effective tax rate for the nine months ended September 30, 2006 was 36.1% as compared to (4.9)% for the nine months ended September 30, 2005.

Equity in income of affiliates, net of tax.   Equity in income of affiliates, net of tax was $0.1 million in the nine months ended September 30, 2006, as compared to $0.9 million in the nine months ended September 30, 2005, a decrease of $0.8 million.  For the nine months ended September 30, 2006, our share of income in Internet Broadcasting was offset by our share of losses in Ripe TV. For the nine months ended September 30, 2005, our equity represented our share of income in IBS/HATV LLC, offset by our share of losses at Internet Broadcasting and Ripe TV.

Net income.   Net income was $54.6 million in the nine months ended September 30, 2006, as compared to $90.4 million in the nine months ended September 30, 2005, a decrease of $35.8 million or 39.6%.  This decrease was primarily due to a $35.0 million increase in tax expense.

Liquidity and Capital Resources

As of September 30, 2006, our cash and cash equivalents balance was $80.8 million, as compared to $120.1 million as of December 31, 2005, a decrease of $39.3 million as compared to an increase of $34.5 million in the comparable period in the prior year.  The change in cash and cash equivalents for the nine months ended September 30, 2006 and 2005 were as follows:

	Nine months ended September 30,
	2006	2005	2006 v. 2005 $ Change	2006 v. 2005 % Change
	(Unaudited)
	(In thousands)
Net cash provided by operating activities	$154,282	$97,498	$56,784	58.2%
Net cash used in investing activities	$(264,760)	$(31,093)	$(233,667)	-751.5%
Net cash provided by (used in) financing activities	$71,217	$(31,919)	$103,136	323.1%

Cash paid for:
Interest	37,745	37,859	(114)	-0.3%
Interest on Note payable to Capital Trust	7,313	7,313	0	0.0%
Taxes, net of refunds.	26,656	35,717	(9,061)	-25.4%
Dividends paid on common stock	19,464	19,505	(41)	0.2%
Series A Common Stock repurchases.	2,780	9,361	(6,581)	70.3%

Operating Activities

Net cash provided by operating activities was $154.3 million in the nine months ended September 30, 2006, as compared to $97.5 million in the nine months ended September 30, 2005, an increase of $56.8 million or 58.2%. This increase was primarily due to:

(i)                                     an increase in political advertising which is paid prior to airing; and

(ii)                                  changes in working capital and other assets and liabilities, primarily an increase in accounts payable and accrued liabilities resulting from the timing of payments and payments made to the pension plans in 2005 of approximately $18.9 million that were not made in 2006.

Investing Activities

Net cash used in investing activities was $264.8 million in the nine months ended September 30, 2006, as compared to $31.1 million in the nine months ended September 30, 2005, an increase of $233.7 million.  This increase is primarily due to the acquisition of WKCF-TV for $217.4 million in August 2006 as well as additional investments in Internet Broadcasting, Ripe and USDTV of $10.7 million in the aggregate.

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

Financing Activities

Net cash provided by financing activities was $71.2 million in the nine months ended September 30, 2006, as compared to net cash used in financing activities of $31.9 million in the nine months ended September 30, 2005, an increase of $103.1 million. This increase was primarily due to:

(i)                                     Borrowings on our credit facility of $100 million to fund the acquisition of WKCF in the nine months ended September 30, 2006; and

(ii)                                  Proceeds from stock option exercises and employee stock purchases of $3.5 million in the nine months ended September 30, 2006; offset by

(iii)                               the payment of $19.5 million in common stock dividends during the nine months ended September 30, 2006; and

(iv)                              the repurchase of $10.0 million of our senior notes due 2018 in the nine months ended September 30, 2006.

Credit Facility and Other Long Term Debt

On April 15, 2005, we entered into a five year $250 million credit facility with a consortium of banks led by JP Morgan Chase, Bank of America, Wachovia Bank, BNP Paribas and Bank of Montreal (the “Credit Facility”).  The Credit Facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  The Credit Facility is a general unsecured obligation of the Company.  We have borrowed $100.0 million under the Credit Facility as of September 30, 2006.  We are currently considering expanding our Credit Facility by an additional $250 million.

As of September 30, 2006, our long-term debt obligations, exclusive of capital lease obligations, were $867.1 million and our current maturities totaled $90 million.  Our long-term debt obligations bear interest at a fixed rate.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of September 30, 2006.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of September 30, 2006.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2006, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of September 30, 2006, we have borrowed $100 million under our Credit Facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.                          Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended September 30, 2006.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2006.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Other Information

Item 2.                          Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended September 30, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1- July 31	389,350	$20.31	389,350	1,480,156
August 1- August 31	295,500	$21.38	295,500	1,184,656
September 1- September 30	—	—	—	1,184,656
Total	684,850	$20.77	684,850

(1)             On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares.   Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of September 30, 2006, Hearst owned approximately 53.5% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 74.2% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended September 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Program	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1- July 31	14,350	$20.08	14,350	198,403,746
August 1- August 31	81,350	$20.82	81,350	196,710,259
September 1- September 30	—	—	—	196,710,259
Total	95,700	$20.71	95,700

(1)             In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of September 30, 2006, the Company has spent approximately $110.8 million to repurchase approximately 4.5 million shares of Series A Common Stock at an average price of $24.87. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 6.                          Exhibits

(a)  Exhibits:

10.1	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 26, 2006).
10.2	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 21, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as a mended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	October 27, 2006

Name	Title	Date

/s/ HARRY T. HAWKS	Executive Vice President	October 27, 2006
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)

/s/ LYDIA G. BROWN	Corporate Controller	October 27, 2006
Lydia G. Brown	(Principal Accounting Officer)