Form 10-K
period 2006-12-31
HEARST ARGYLE TELEVISION INC
filed 2007-02-27
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
300 West 57th Street
New York, NY 10019	(212) 887-6800
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value $.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2006 based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $327,954,902.

Shares of the registrant’s Common Stock outstanding as of February 15, 2007: 93,293,318 shares (consisting of 51,994,670 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•       Changes in Federal regulations that affect us, including changes in Federal communications laws or regulations;

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

For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. “Risk Factors” beginning on page 17. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HEARST-ARGYLE TELEVISION, INC.

2006 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                BUSINESS

General

Hearst-Argyle Television, Inc. (the “Company” or “we”) is one of the country’s largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 29 television stations reaching approximately 20.2 million, or approximately 18.1%, of television households in the United States. Our 13 ABC-affiliated television stations, which reach 8.3% of U.S. television households, represent the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which reach 7.2% of U.S. television households, represent the second largest NBC affiliate group. We own two CBS-affiliated television stations, one CW station and one MyNetworkTV station, and we also manage one CW station and one independent station for The Hearst Corporation (“Hearst”). Our primary objective is to maximize the revenue and profits of our media properties by optimizing audience ratings and market share. We believe that local news leadership, the effective showcasing of network and syndicated programs, and serving our local communities, drive market-competitive ratings, revenue share and station and Website profitability. We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites. Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content to our audience. Our stations’ Websites attracted a combined average of 3.9 million unique viewers and generated 106.9 million average page views per month during 2006. Also, as part of our ongoing initiative to explore additional uses of our digital spectrum, 12 of our stations broadcast additional channels on a multicast stream in addition to their main digital channel. Our NBC-affiliated stations multicast the NBC Weather Plus Network, the first ever 24/7, all digital, local and national broadcast network, and two of our other stations launched similar station-branded multicast weather channels in 2006. We also manage two radio stations which are owned by Hearst.

We provide, through our local television stations, free over-the-air programming to our local communities. Our programming includes three main components:

•       programs produced by networks with which we are affiliated, such as ABC’s Grey’s Anatomy, NBC’s Law and Order and CBS’ CSI: Crime Scene Investigation, and special event programs like The Academy Awards, the Olympics and the Super Bowl;

•       programs that we produce at our stations, such as local news, weather, sports and entertainment; and

•       first-run syndicated programs that we acquire, such as The Oprah Winfrey Show and Entertainment Tonight.

In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations and Websites also provide public service announcements and political coverage and sponsor community service projects and other public initiatives.

Our primary source of revenue is the sale of advertising to advertisers. We seek to attract advertising customers and increase our advertiser base by delivering mass audiences in key demographics, primarily in the top 75 U.S. television markets as measured by Nielsen Media Research. We also seek to attract our television audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user generated content and entertainment content on our stations’ Websites. In certain markets, we have also established a mobile presence for our stations’ Websites. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations’ Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

We believe that excellence in news coverage is a key determinant to developing a loyal audience, which is instrumental to a station’s competitive, operational and financial success. We focus on the coverage of local and national issues, breaking news, accurate and timely forecasting of local weather conditions and the latest information at times of emergencies, as well as coverage of political issues, candidates, debates, and elections. We typically rank either first or second (in total household ratings and by share of demographic audience, adults aged 25-54) in local morning and evening news programs in at least 19 of the 25 markets where we produce news. In addition, our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors in recent years, including three consecutive Walter Cronkite Awards bestowed by the University of Southern California’s Annenberg School for Communication, Edward R. Murrow Awards, George Foster Peabody Awards, Alfred I. duPont Columbia Awards, National Headliner Awards, the NAB Service to America Award, as well as numerous state and local Emmy and Associated Press honors.

We believe that capitalizing on the opportunities afforded the television industry by digital media, such as digital multi-casting, streaming on broadband, video-on-demand and mobile and other portable devices, is important to our future success. We devote substantial energy and resources to integrating such media into our business and seek investment opportunities in companies which we believe are well-positioned for emerging trends in digital media.

For the year ended December 31, 2006, we had revenue of $785.4 million, employed 3,312 full-time and part-time employees and operated in 25 U.S. markets. Information about our financial results is discussed under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 32, and presented under Item 8 “Financial Statements and Supplementary Data” beginning on page 50.

Hearst-Argyle is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 300 West 57th Street, New York, New York 10019, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the ticker symbol “HTV”.

Company Background

Hearst-Argyle Television, Inc. was formed in August 1997 when Hearst combined its television broadcast group and related broadcast operations (the “Hearst Broadcast Group”) with those of Argyle Television, Inc. (“Argyle”).

Founded by William Randolph Hearst in 1887, The Hearst Corporation entered the broadcasting business in 1928 with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation’s 19th television station. That same year, WLWT(TV), in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation’s 20th television station and WDSU(TV), in New Orleans, Louisiana, later to be acquired by the Pulitzer Publishing Company, was launched as the nation’s 48th television station. By 1997, when Hearst and Argyle combined their broadcast operations to form our company, the two companies had a combined total of 15 owned and managed television stations and two managed radio stations.

Since that time, we have acquired additional television stations through asset purchase, asset exchange or merger transactions, including merger transactions in 1999 with Pulitzer Publishing Company, in which we acquired nine television stations and five radio stations, and with Kelly Broadcasting Company, in which we acquired our television stations in Sacramento, California, and a three-party asset exchange transaction in 2001 pursuant to which we sold three Phoenix, Arizona radio stations and acquired WMUR-TV, Manchester, New Hampshire. In 2004, we purchased an ABC affiliate, WMTW-TV, in Portland, Maine and in 2006, we purchased a CW affiliate, WKCF(TV), in Orlando, Florida.

We also have a strategic equity investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”). Each of our stations has a Website for which certain services and content are produced and managed by Internet Broadcasting. Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content. These Websites are part of a nation-wide network of local Websites that we and Internet Broadcasting have built with other television station groups. The Internet Broadcasting network provides local Internet coverage of 57 markets, reaching 65% of U.S. households. We also have a strategic equity investment in Ripe Digital Entertainment, Inc. (“Ripe TV”), an advertising-supported free digital video-on-demand program service for distribution via multiple platforms, including digital cable, broadband, and cell phones. In addition, we have a minority interest in the Arizona Diamondbacks major league baseball team, which we acquired in the Pulitzer transaction.

As of February 15, 2007, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation (“Hearst Holdings”), and Hearst Broadcasting, Inc., a Delaware corporation (“Hearst Broadcasting”), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the “Series B Common Stock,” and together with our Series A Common Stock, par value $.01 per share, the “Series A Common Stock,” the “Common Stock”) and approximately 52.9% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 73.75% of the outstanding voting power of our Common Stock (except with regard to the election of directors, which is discussed below). On February 15, 2007, Hearst Broadcasting also owned 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, our wholly-owned subsidiary trust. Hearst Broadcasting may convert the Series B Redeemable Convertible Preferred Securities into 986,131 shares of our Series A Common Stock, representing in the aggregate approximately 1.9% of the outstanding voting power of our Common Stock (except with respect to the election of directors, which is discussed below) as of February 15, 2007. Because of Hearst’s ownership, we are considered a “controlled company” under New York Stock Exchange rules.

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

The Stations

We own 26 television stations. In addition, we manage three television stations (WMOR-TV in Tampa, Florida, WPBF(TV) in West Palm Beach, Florida and KCWE(TV) in Kansas City, Missouri) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), all of which are owned by Hearst. Of the 29 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas (“DMAs”) according to Nielsen Media Research (“Nielsen”) estimates for the 2006-2007 television broadcasting season.

The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2006:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel	Digital Channel(3)	Percentage Of U.S. Television Households(4)
WCVB	Boston, MA	7	ABC	5	20	2.130%
WMUR	Manchester, NH(5)	7	ABC	9	59	—
WMOR	Tampa, FL	12	IND	32	19	1.577%
WESH	Orlando, FL	19	NBC	2	11	1.254%
WKCF	Orlando, FL(6)	19	CW	18	17	—
KCRA	Sacramento, CA	20	NBC	3	35	1.229%
KQCA	Sacramento, CA(7)	20	MNT	58	46	—
WTAE	Pittsburgh, PA	22	ABC	4	51	1.045%
WBAL	Baltimore, MD	24	NBC	11	59	0.985%
KMBC	Kansas City, MO	31	ABC	9	7	0.820%
KCWE	Kansas City, MO(8)	31	CW	29	31	—
WLWT	Cincinnati, OH	33	NBC	5	35	0.797%
WISN	Milwaukee, WI	34	ABC	12	34	0.793%
WYFF	Greenville, SC	36	NBC	4	59	0.742%
WPBF	West Palm Beach, FL	38	ABC	25	16	0.693%
WGAL	Lancaster, PA	41	NBC	8	58	0.641%
KOAT	Albuquerque, NM	45	ABC	7	21	0.595%
KOCO	Oklahoma City, OK	46	ABC	5	7	0.595%
WXII	Greensboro, NC	47	NBC	12	31	0.593%
WLKY	Louisville, KY	48	CBS	32	26	0.582%
WDSU	New Orleans, LA	54	NBC	6	43	0.509%
KITV	Honolulu, HI	72	ABC	4	40	0.376%
KCCI	Des Moines, IA	73	CBS	8	31	0.375%
WMTW	Portland-Auburn, ME	74	ABC	8	46	0.367%
KETV	Omaha, NE	75	ABC	7	20	0.362%
WAPT	Jackson, MS	87	ABC	16	21	0.309%
WPTZ/WNNE	Plattsburgh, NY/ Burlington, VT	90	NBC	5/31	14/25	0.294%
KHBS/KHOG	Fort Smith/ Fayetteville, AR	102	ABC	40/29	21/15	0.252%
KSBW	Monterey-Salinas, CA	124	NBC	8	10	0.196%
	TOTAL					18.111%

(1)          Television market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national “spot” and local advertising time) among the 210 generally recognized DMAs in the United States, based on Nielsen estimates for the 2006-2007 season.

(2)          ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; CW refers to The CW Network, formed by the 2006 merger of the UPN and WB networks; MNT refers to MyNetworkTV, launched in 2006 by the Fox Broadcasting Company.

(3)          Our television stations are required to transition from analog television service to digital television service by February 17, 2009. At present, all of our stations are operating both analog and digital channels (with the exception of WDSU, which is in the process of reconstructing its digital transmission facility due to damage sustained from Hurricane Katrina, and KMAU (satellite of KITV), which is permitted to flash cut to digital on its current analog channel at the end of the digital transition). At the end of the transition, each station must operate with only one digital channel; however, this channel may be subdivided into several sub-channels containing different content. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is either the station’s current analog channel, current digital channel, or it may be a new channel. The FCC has tentatively approved the channel elections of each of our stations. Notwithstanding a station’s ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol (“PSIP”). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station’s digital channel with the station’s analog channel number. For example, WCVB, which operates on analog channel 5 and digital channel 20, uses channel 5 as its “major” PSIP channel, and viewers access the station’s digital channel by tuning to channel 5 on their digital receivers. Due to PSIP, the fact that WCVB’s digital station technically operates on channel 20 is not apparent to the viewer.

(4)          Based on Nielsen estimates for the 2006-2007 season.

(5)          Because WMUR and WCVB are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(6)          Because WESH and WKCF are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(7)          Because KQCA and KCRA are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

(8)          Because KCWE and KMBC are in the same DMA, the FCC counts audience reach in this DMA only once for the two stations.

The following table sets forth certain information for each of our managed radio stations:

Station	Market	Market Rank(1)	Format
WBAL(AM)	Baltimore, MD(2)	21	News/Talk
WIYY(FM)	Baltimore, MD(2)	21	Rock

(1)          Radio market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron’s Fall 2006 Radio Market Report.

(2)          We manage WBAL(AM) and WIYY(FM) under a management agreement with Hearst.

We have an option to acquire WMOR-TV and KCWE(TV) from Hearst, at their fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters (and we may withdraw any option exercise after we receive the third-party appraisal). However, if Hearst elects to sell either station during the option period, we will have a right of first refusal to acquire that station substantially on the terms agreed upon between Hearst and the potential buyer. We also have a right of first refusal to purchase WPBF(TV) if Hearst proposes to sell the station to a third party We will exercise any option or right of first refusal related to these properties by action of our independent directors. The option periods and the rights of first refusal expire in December 2007.

Network Affiliations

General.   Twenty-eight of our 29 owned or managed television stations are affiliated with one of the following networks pursuant to a network affiliation agreement: ABC (13 stations), NBC (10 stations), CBS (two stations), CW (two stations) and MyNetworkTV (one station). WMOR-TV in Tampa, Florida currently operates as an independent station.

Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network, which constitute approximately 14 hours of programming on a typical weekday on our ABC, NBC and CBS stations. In return, the network has the right to sell a significant portion of the advertising time during those broadcasts. The duration of a majority of our stations’ affiliations with their networks has exceeded 40 years and, for certain stations, has continued for more than 50 years. Our two radio stations also have an affiliation agreement with a network that provides certain content (e.g., news and sports) for the stations. However, our radio stations are less dependent on their affiliation agreements for programming.

Network Compensation.   Historically, broadcast television networks have paid compensation to their affiliates, primarily in exchange for the broadcasting of network programming. In recent years, network compensation has been reduced and in the future may be eliminated. Our affiliation agreements with NBC and CBS provide for compensation that is weighted toward the first part of the term and declines to zero by the end of the term. In addition, more recently established networks generally have paid little or no cash compensation for the clearance of network programming or have required payment from their affiliates.

ABC.   The term of each affiliation agreement for our ABC-affiliated stations—WCVB, WMUR, WTAE, KMBC, WISN, WPBF, KOCO, KOAT, KITV, WMTW, KETV, WAPT and KHBS/KHOG—is for a period of five years, expiring December 31, 2009.

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

CW.   Warner Brothers and CBS Corp., respective owners of the former WB and UPN networks, discontinued the WB and UPN networks in the fall of 2006. On September 18, 2006, Warner Brothers and CBS Corp., in a joint venture, commenced operation of a new network, The CW. Certain former WB and UPN network affiliates are now affiliated with The CW, including KCWE and WKCF. The term of each affiliation agreement for our CW-affiliated stations is for a period of five years, expiring September 18, 2011.

MyNetworkTV.   On September 5, 2006, News Corporation created a new prime-time network called MyNetworkTV. KQCA is affiliated with MyNetworkTV. The term of KQCA’s MyNetworkTV affiliation agreement is for a period of 2 years, expiring September 5, 2008.

Digital Media Initiatives

We and other television station groups have entered into operating agreements with Internet Broadcasting to operate a nation-wide network of local Websites. The Internet Broadcasting network, which covers 57 markets and reaches 65% of U.S. households, attracted on the average 12.2 million monthly unique viewers, according to Nielsen NetRatings, and generated 402.0 million average page views per month during 2006. Our stations’ local Websites are part of this national network, for which Internet Broadcasting provides content, production and management services on their technology platform. Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content, including live video streams of breaking news events and access to video clip archives. Our stations’ Websites attracted a combined average of 3.9 million monthly unique viewers, according to Nielsen NetRatings, and generated 106.9 million average page views per month during 2006. Three of our executive officers, Harry T. Hawks, Steven A. Hobbs and Terry Mackin, serve on the Board of Directors of Internet Broadcasting.

In addition to the Internet-based services that we and Internet Broadcasting provide, we deliver various forms of content optimized for wireless devices in 12 of our markets, including Orlando, Sacramento and Boston. We also have launched station-branded multicast weather channels in Omaha and Des Moines. We continually seek to expand and enhance our multicasting, Internet and mobile content offerings to meet the changing needs of our audience and, ultimately, to attract advertisers.

In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital, local and national broadcast network. NBC-affiliated stations participated in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their digital spectrum (as a multi-cast stream which is separate from their main digital channel). We have launched NBC Weather Plus in all of our NBC markets. Terry Mackin, one of our executive officers, serves as the past Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in Weather Network Affiliates Company, LLC. As past NBC Affiliate Chairman, Mr. Mackin serves as chairman of the NBC Affiliates “Futures” committee, which is responsible for developing strategic projects between NBC and the NBC Affiliates. Mr. Mackin served as the Chairman of the NBC Television Affiliates Association Board from May 2004 to May 2006. Additionally, since May 2006, Mr. Mackin has served as a member of the Board of Directors of NBC Weather Plus Network LLC.

In July 2005, we made an equity investment in Ripe TV. Ripe TV was formed in 2003 to create an advertising-supported, free, digital video-on-demand program service, consisting primarily of short-form entertainment content. Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via multiple platforms, including digital cable, broadband, and cell phones. Ripe TV is currently carried on the video-on-demand tiers of both Comcast’s and Time Warner’s cable services. Two of our executive officers, Steven A. Hobbs and Terry Mackin, serve on the Board of Directors of Ripe TV.

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

Revenue.   Television station revenue is derived primarily from local, regional and national advertising and, to a lesser extent, from retransmission revenue (consisting of compensation paid to us by multi-channel, video program distributors (“MVPDs”) as compensation for retransmitting our stations’ signals), network compensation and other sources. Advertising rates are set based upon a variety of factors, including

•       a program’s popularity among the viewers an advertiser wishes to attract;

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

Competition

General.   Competition in the television industry takes place on three primary levels:

•       competition for audience;

•       competition for programming; and

•       competition for advertisers.

Competition for Audience.   We compete for audience on the basis of program popularity, which programming consists not only of our locally-produced news, public affairs and entertainment programming, but syndicated and network programming as well. The popularity of our programming has a significant effect on the rates we can charge our advertisers. In addition, although the commercial television broadcast industry historically has been dominated by the broadcast networks ABC, NBC, CBS and FOX, other non-broadcast networks and programming originated to be distributed solely via MVPDs, such as cable and satellite systems, have become significant competitors for the broadcast television audience. Currently, broadcast-originated programming accounts for about half of all television viewing.

In addition, while we stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user generated content and entertainment content, on our stations’ Websites, and have established a mobile presence in certain of our markets, we increasingly compete for audience with other content providers who operate on these platforms, as well.

Other sources of competition for audience include

•       home entertainment and recording systems (including VCRs, DVDs, DVRs and playback systems);

•       video-on-demand and pay-per-view;

•       television game devices;

•       other sources of home entertainment.

Competition for Programming.   Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. Our stations predominantly carry first-run syndicated product and compete against other local broadcast stations for exclusive local access to the most popular programs (such as The Oprah Winfrey Show, which we carry in a majority of our markets). To a lesser extent, we compete for exclusive local access to off-network reruns (such as Friends). MVPDs also compete with local stations for programming, and various national cable and satellite networks from time to time have acquired programs that otherwise would have been offered to local television stations. In addition, networks have recently begun to distribute their programming directly to the consumer via the Internet and portable digital devices such as video iPods and cell phones.

Competition for Advertisers.   Broadcast television stations compete for advertising revenue and marketing sponsorship with other broadcast television stations, and a station’s competitive edge is in large part determined by the success of its programming. Broadcast television stations also compete for advertising revenue with a variety of other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and MVPDs serving the same market.

Additional factors relevant to a television station’s competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of MVPD systems (such as cable and satellite) and the commencement of and transition to digital broadcasting have reduced the VHF signal’s competitive advantage.

Seasonality, Cyclicality and Materiality of Automotive Advertising

Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical, benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

In addition, the Company derives a material portion of its ad revenue from the automotive industry. Approximately 22% of the Company’s total revenue came from the automotive category in 2006. An increase or decrease in revenue from this category therefore may disproportionately impact our operating results.

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

The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC’s prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite (“DBS”) systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced its regulation of broadcast stations, the FCC continues to regulate matters such as television station ownership, network-affiliate relations, cable and DBS systems’ carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming. In recent years, the FCC and Congress have increased their regulatory focus on indecency, which may impact certain of our programming decisions.

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

The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License
WCVB	Boston, MA	April 1, 2007*
WMUR	Manchester, NH(1)	April 1, 2007*
WMOR	Tampa, Fl	February 1, 2013
WESH	Orlando, FL	February 1, 2013
WKCF	Orlando, FL	February 1, 2013
KCRA	Sacramento, CA	December 1, 2014
KQCA	Sacramento, CA	December 1, 2006*
WTAE	Pittsburgh, PA	August 1, 2007
WBAL	Baltimore, MD	October 1, 2012
KMBC	Kansas City, MO	February 1, 2014
KCWE	Kansas City, MO	February 1, 2014
WLWT	Cincinnati, OH	October 1, 2013
WISN	Milwaukee, WI	December 1, 2005*
WYFF	Greenville, SC	December 1, 2012
WPBF	West Palm Beach, FL	February 1, 2013
WGAL	Lancaster, PA	August 1, 2007
KOAT	Albuquerque, NM	October 1, 2014
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2014
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2014
KOFT-DT (satellite station of KOAT)**	Farmington, NM	—(2)

KOCO	Oklahoma City, OK	June 1, 2014
WXII	Greensboro, NC	December 1, 2012
WDSU	New Orleans, LA	June 1, 2013
WLKY	Louisville, KY	August 1, 2013
KITV	Honolulu, HI	February 1, 2007*
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2007*
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2007*
KCCI	Des Moines, IA	February 1, 2014
WMTW	Portland-Auburn, ME	April 1, 2007*
KETV	Omaha, NE	June 1, 2014
WAPT	Jackson, MS	June 1, 2013
WPTZ	Plattsburgh, NY	June 1, 2007*
WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2007*
KHBS	Fort Smith, AR	June 1, 2013
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2013
KSBW	Monterey-Salinas, CA	December 1, 2014

(1)          Manchester, New Hampshire is determined by Nielsen to be a part of the Boston DMA.

(2)          Our satellite station KOFT-DT in Farmington, NM operates in digital mode only pursuant to a special temporary authority which the FCC must renew periodically.

*                    We have filed for renewal of licenses for these stations, and those applications are pending. A station’s authority to operate is automatically extended while a renewal application is on file and under review.

**             Satellite stations generally retransmit the signal of a primary station, and offer some locally originated programming.

Ownership Regulation.   The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking is, in part, a response to the 2004 decision of the Third Circuit Court of Appeals, which stayed and remanded several of the ownership rule changes that the FCC had adopted in 2003. The rules adopted in 2003 would have liberalized most of the ownership rules which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring new stations. During the pendency of the FCC’s current rulemaking proceeding, the FCC’s pre-June 2003 broadcast ownership rules remain in effect. The FCC’s currently effective ownership rules that are material to our operations are summarized below:

•       Local Television Ownership.   Under the FCC’s current local television ownership (or “duopoly”) rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as ‘‘satellite” stations, which are full-power stations that typically rebroadcast the programming of a ‘‘parent’’ station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a ‘‘failed’’ or

‘‘failing’’ station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

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

•       Dual Network Rule.   The dual network rule prohibits a merger between or among any of the four major broadcast television networks—ABC, CBS, FOX and NBC.

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

Under the single majority shareholder exception to the FCC’s attribution policies, otherwise attributable interests under 50% are not attributable if a corporate licensee is controlled by a single majority shareholder and the minority interest holder is not otherwise attributable under the “equity/debt plus” standard. Thus, in our case, where Hearst is the single majority shareholder, ownership of minority stock interests of up to 33% would not be attributable absent other factors. The FCC is reviewing the single majority shareholder exception, but the exception currently remains in effect.

Digital Television Service.   The Communications Act and the FCC require television stations to transition from analog television service to digital television service. In 2006, new legislation was enacted that establishes a hard transition deadline of February 17, 2009. Until the end of the transition, in general, stations are required to operate both analog and digital facilities.

Cable and Satellite Carriage of Local Television Signals.   Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station’s consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the “must carry” rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station’s signal, in most cases in exchange for some form of consideration from the cable operator. In 2005, we made cable carriage elections for the three-year period January 1, 2006 to December 31, 2008. We opted to negotiate retransmission consent with most of the cable systems that carry our stations.

The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA’s “carry-one, carry all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2005, we made satellite carriage elections for the three-year period January 1, 2006 to December 31, 2008. We opted to negotiate retransmission consent for all satellite systems that carry our stations.

To date, the FCC has determined that cable systems generally will be required under the FCC’s “must carry” rules to carry a single programming stream transmitted by each local digital television station at the end of the digital television transition. During the transition period, cable operators are required to carry either a station’s analog signal or a single programming stream of the digital signal, but not both. Therefore, the FCC does not require cable operators to carry additional multicast programming streams that we may create using our digital spectrum. Petitions filed by the broadcast industry requesting the FCC to reconsider that decision are pending. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital programming streams of our stations.

The Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”) extended until December 31, 2009, the separate compulsory copyright license that permits satellite carriers to retransmit distant network signals to unserved households (i.e., those households that do not receive a signal of Grade B intensity from a local network affiliate). SHVERA also created a compulsory copyright license that permits satellite carriers to retransmit a station’s signal out of its DMA into communities in which the station is “significantly viewed” (as that term is defined by the FCC).

Indecency Regulation.   Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.”

Employees

As of December 31, 2006, we had approximately 2,938 full-time employees and 374 part-time employees. A total of approximately 923 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.

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

Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter and our Compensation Committee Charter are also posted to the corporate governance section of our Internet site. In addition, you may obtain a free copy of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, or our Board committee charters that we file on our Internet site by writing to us at Hearst-Argyle Television, Inc., 300 West 57th St. New York, New York 10019, Attention: Corporate Secretary.

We also make available on our Internet site additional information, including news releases, earnings releases, archived audio Web casts and forthcoming corporate events.

ITEM 1A.        RISK FACTORS

The following discussion of risk factors contains “forward-looking statements,” as discussed on page 2 of this report. These risk factors may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with Management’s Discussion and Analysis (MD&A), and the consolidated financial statements and related notes in this report.

We Depend Upon Network Affiliation Agreements

Each of the television stations we own or manage is a party to a network affiliation agreement giving such station the right to rebroadcast programs transmitted by the network, except WMOR-TV, in Tampa, Florida, which operates as an independent station. These affiliations are valuable to us because programs provided by the major networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. In exchange for giving us the right to rebroadcast their programs, the networks have the right to sell a substantial majority of the advertising time during such broadcasts. Thirteen of our stations are parties to affiliation agreements with ABC, 10 with NBC, two with CBS, two with CW and one with MyNetworkTV. We may fail to renew these network affiliation agreements, or we may renew them on less favorable terms than we presently have. In addition, because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. The termination or non-renewal, or renewal on less favorable terms, of our stations’ network affiliation agreements could adversely affect the viewership of our stations and affect our ability to sell advertising, which could materially decrease our revenue and operating results.

We Depend Upon Networks for Programming

Our viewership levels, and ultimately advertising revenues, for each station are materially dependent upon programming which is either supplied to us by the networks or purchased by us. First, programming which the networks provide to us may not achieve or maintain satisfactory viewership levels. Specifically, because 23 of our 29 owned or managed stations are ABC or NBC affiliates, if ABC or NBC network programming fails to generate satisfactory ratings, our revenues may be adversely affected. Additionally, we purchase syndicated programming to supplement the shows supplied to us by the networks. Generally, however, before we purchase syndicated programming for our stations, this programming must first be cleared in the largest television markets—New York, Los Angeles and Chicago. Network owned and operated stations in those markets typically determine which syndicated shows will be brought to market, and therefore dictate our options for syndicated programs. If those stations do not launch new shows, or if the shows that they launch, and which in turn we acquire, fail to generate satisfactory ratings, our viewership levels may decrease and our revenues may be adversely affected

Increased Programming Costs Could Adversely Affect Our Business and Operating Results

Television programming is one of our most significant operating cost components. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements with their affiliates to share the networks’ programming costs and to change the structure of network compensation. If we become party to an arrangement whereby we share our networks’ programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

A Decline in Advertising Expenditures Could Adversely Affect our Operating Results

We rely substantially upon sales of advertising for our revenues. Our stations compete for advertising revenues with other television stations in their respective markets. They also compete with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and local cable and satellite system operators. Our stations are located in highly competitive markets. Accordingly, our operating results are and will continue to be dependent upon the ability of each of our stations to compete successfully for advertising revenues in its respective market. Our ability to generate advertising revenues is and will continue to be affected by changes in the national economy, as well as by regional economic conditions in each of the markets in which our stations operate. The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. If the economic prospects of advertisers or the economy decline, our current or prospective advertisers may purchase less advertising time from us. In addition, the occurrence of disasters, acts of terrorism, political uncertainty or hostilities could cause us to lose our ability to broadcast our television signals or, if we are able to broadcast, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

Materiality of a Single Advertising Category Could Adversely Affect Our Business

We derive a material portion of our ad revenue from the automotive industry. For example, approximately 22% of our total revenue came from the automotive category in 2006. If automotive-related advertising revenue decreases, or if revenue from another advertising category that constitutes a material portion of our stations’ revenue in a particular period were to decrease, our business and operating results could be adversely affected.

Increased Competition Due to Technological Innovation May Adversely Impact our Business

Technological innovation, and the resulting proliferation of programming alternatives such as cable, satellite television, video provided by telephone company fiber lines, satellite radio, video-on-demand, pay-per-view, the Internet, home video and entertainment systems, portable entertainment systems, and the availability of television programs on the Internet and portable digital devices have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, the aggregate viewership of non-network programming distributed via MVPDs such as cable television and satellite systems has increased, while the aggregate viewership of the major television networks has declined. New technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, and the Internet, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers. If this were to occur, our operating results could be adversely affected.

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

We May Lose Audience Share As a Result of the Transition to Digital Television

The Communications Act and the FCC’s rules require television stations to transition from analog television service to digital television service by February 17, 2009. After that time, our analog signals will no longer be available. The United States Government Accountability Office estimates that, as of February 2005, approximately 19 percent of all U.S. households, or roughly 20.8 million households, receive television exclusively by means of analog over-the-air transmissions and do not subscribe to cable or satellite services. In addition to these households, many households that subscribe to cable or satellite services also have one or more television sets that rely on over-the-air transmissions. In total, the FCC estimates that, as of February 2005, there were approximately 73 million television sets in U.S. households that relied on over-the-air transmissions. To continue to receive our stations after the conclusion of the digital television transition, households that rely on over-the-air transmissions will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite or cable service (assuming such services will continue to offer programming for analog televisions). A significant percentage of households with analog over-the-air receivers may not desire or be able to afford to purchase digital televisions. While the federal government has created a subsidy to help such households obtain digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and some of such households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from our stations. And, to the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce our viewership from such households. Furthermore, while digital television improves the technical quality of our over-the-air television broadcasts, the digital transition may cause a loss to a portion of our audience because digital over-the-air service areas do not necessarily replicate analog service areas in all respects. While, in many cases, a station’s digital signal covers all of the station’s analog service area, in some circumstances, conversion to digital may reduce a station’s geographical coverage area. We believe that digital television is important to our long-term viability and offers many advantages such as high definition video, multi-channel digital audio and multicast capability. However, we cannot predict the precise effect digital television might have on our stations’ viewership and our operations.

Our Inability to Secure Carriage of Our Stations by Multi-Channel Video Programming Distributors May Adversely Affect Our Business

Cable operators and direct broadcast satellite systems are generally required to carry the analog signal of local commercial television stations pursuant to the FCC’s “must carry” or “carry-one, carry-all” rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station’s consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the “must carry” or “carry-one, carry-all” rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station’s signal, in most cases in exchange for some form of consideration from the system operator. In 2005, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2006. At present, we have retransmission consent agreements with the majority of operators for the period January 1, 2006, to at least December 31, 2008. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signal is distributed on less favorable terms, our ability to distribute our programming could be adversely affected. In many instances, the negotiation of these agreements involves the payment of compensation to us by the MVPDs as consideration. If we are unable to satisfactorily conclude those negotiations our ability to grow our retransmission consent revenue will be adversely affected.

In addition, although cable operators generally will be required, under the FCC’s current “must carry” rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, to date, the FCC has determined that cable operators are not required to carry both a station’s analog signal and digital signal during the transition period. Also, to date and except with respect to stations licensed to Hawaii and Alaska, the FCC has not extended its “carry-one, carry-all” rule to require satellite systems to carry a station’s digital signal. At present, we have retransmission consent agreements with a number of cable systems operators and satellite providers that require carriage of the analog and certain digital signals of our stations.

Our Business is Seasonal and Cyclical and Some Years and Quarters Therefore May Be Less Profitable Than Others

Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical, benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

The Television Industry is Highly Competitive and Our Competitors May Have Greater Resources Than We Do

The television broadcast industry is highly competitive. Some of our competitors are owned and operated by large national or regional companies that may have greater resources, including financial resources, than we have. Competition in the television industry takes place on several levels: competition for audience, competition for programming and competition for advertisers. Our stations may not be able to maintain or increase their current audience share or revenue share. To the extent that certain of our competitors have, or may in the future obtain, greater resources than we have, we may not be able to successfully compete with them.

We Have a Controlling Stockholder

The Hearst Corporation, through its beneficial ownership of our Series A and Series B Common Stock, has voting control of our company. Through its beneficial ownership of 100% of our Series B Common Stock, Hearst also is entitled to elect as a class all but two members of our Board of Directors (currently, 11 of our 13 Board seats). As a result, Hearst is able to control substantially all actions to be taken by our stockholders, and also is able to maintain control over our operations and business. In addition, Hearst has the ability to cause the redemption of our Series B Debentures, $134.0 million aggregate principal amount of which were outstanding at December 31, 2006. This control, as well as certain provisions of our Certificate of Incorporation and of Delaware law, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or other transaction involving an actual or potential change of control. Hearst’s voting control also prevents other stockholders from exercising significant influence over our Company’s business decisions.

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

We May Encounter Conflicts of Interest with Our Controlling Stockholder

We and Hearst also have ongoing relationships that may create situations where the interests of the two parties could conflict. For example, we and Hearst are parties to a series of agreements with each other, including

•       a Lease Agreement (whereby we lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices

•       a Management Agreement (whereby we provide certain management services, such as sales, news, programming and financial and accounting management services with respect to certain Hearst-owned or managed television and radio stations);

•       an Option Agreement (whereby Hearst has granted us an option to acquire two television stations it owns (KCWE and WMOR), as well as a right of first refusal with respect to a prospective purchaser if Hearst proposes to sell WPBF);

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

Ownership Rules.   We must comply with extensive FCC regulations and policies in the ownership of our broadcast stations, which restrict our ability to consummate future transactions and, in certain circumstances, could require us to divest some stations. In general, the FCC’s ownership rules limit the number of television and radio stations that we can own in a market, the number of television stations we can own nationwide, and prohibit ownership of stations in markets where Hearst has interests in newspapers. As described in Item 1 “Business; Federal Regulation of Television Broadcasting,” the FCC’s ownership rules are currently under review. The actions Congress or the FCC may take and changes in the FCC’s ownership rules may adversely impact our business.

Indecency Rules.   Federal law and the FCC’s rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has vigorously enforced its indecency prohibition, and in 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each “violation,” with a cap of $3 million for any “single act.” The determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (in particular during live programming), and impacts our programming decisions. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations.

Monetary Forfeitures and Penalties.   In recent years, the FCC has also vigorously enforced a number of other rules, typically in connection with license renewals. For example, in recent years, the FCC issued monetary forfeitures and sanctions for violations of its equal employment opportunity rules, public inspection file rules, children’s programming rules, closed captioning rules, and emergency alert system rules. Our stations were not the subject of monetary sanctions in 2006.

Possible Acquisitions, Divestitures or Other Strategic Initiatives May Adversely Impact Our Business

Our management is evaluating, and will continue to evaluate, the nature and scope of our operations and various short-term and long-term strategic considerations. These may include acquisitions or divestitures of, or strategic alliances, joint ventures, mergers or integration or consolidation with, television stations or other businesses, including digital media businesses, as well as discussions with third parties regarding any of these considerations. In the alternative, our management may decide from time to time that such initiatives are not appropriate.

There are uncertainties and risks relating to each of these strategic initiatives. For example, acquisition opportunities may become more limited as a consequence of the consolidation of ownership occurring in the television broadcast industry. Also, prospective competitors may have greater financial resources than we have. Future acquisitions may not be available on attractive terms, or at all. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. In addition, any such acquisitions or divestitures may be subject to FCC approval and FCC rules and regulations. Finally, strategic minority investments we choose to make in digital media projects may ultimately prove unprofitable. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, or, conversely, if we do not realize such benefits or synergies because we chose not to pursue any such transaction, there may be an adverse effect on our financial condition and operating results.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and FCC Licenses

At December 31, 2006, 84% of our total assets consisted of goodwill and intangible assets. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” If the fair value of a reporting unit or an intangible asset is revised downward below its net carrying value, an impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings and our balance sheet.

The Loss of Key Personnel Could Disrupt our Management or Operations and Adversely Affect our Business

Our business depends upon the continued efforts, abilities and expertise of our chief executive officer and other key employees. We believe that the rare combination of skills and years of media experience possessed by our executive officers would be difficult to replace, and that the loss of our executive officers could have a material adverse effect on our business. Additionally, our stations employ several on-air personnel, including anchors and reporters, with significant loyal audiences. Our failure to retain these personnel could adversely affect our operating results.

Strikes and Other Union Activity Could Adversely Affect Our Business

Certain employees, such as on-air talent and engineers, at some of our stations are subject to collective bargaining agreements. If we are unable to renew expiring collective bargaining agreements, it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements, or significant labor disputes could adversely affect our business by disrupting our ability to operate our affected stations.

Our Share Repurchase Program and Hearst’s Share Purchase Program May Affect the Market Price of Our Series A Common Stock.

We have a share repurchase program authorized by our Board of Directors, pursuant to which we may repurchase up to $300 million of our Series A Common Stock from time to time, in the open market or in private transactions, subject to market conditions. In addition, The Hearst Corporation’s Board of Directors authorized a share purchase program, pursuant to which Hearst or its subsidiaries may purchase on the open market or through private transactions up to 25 million shares of our Series A Common Stock. Such repurchases and purchases, or the absence thereof, may increase or decrease the market price of our Series A Common Stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our principal executive offices are located at 300 West 57th Street, New York, New York 10019. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Offices and main studios are typically located together, while transmitters and tower sites are often in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations’ principal facilities as of December 31, 2006. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	Washington D.C.	Washington D.C. Office	Leased	4,007 sq. ft.
	New York, NY	New York Office(1)	Leased	19,866 sq. ft.
WCVB	Boston, MA	Office and studio	Owned	90,002sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.
WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.

KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	3,085 sq. ft.
WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.
WESH/WKCF	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Leased	1,472 sq. ft.
		Office	Leased	775 sq. ft.
		Office	Leased	535 sq. ft.
		Transmitter	Leased	2,025 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.
WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres
KMBC	Kansas City, MO	Office and studio	Leased	58,514 sq. ft.
		Tower and transmitter	Owned	11.6 acres
		Land(2)	Owned	8.4 acres
WLWT	Cincinnati, OH	Office and studio	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres
WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.
WYFF	Greenville, SC	Office and studio	Owned	57,500 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,000 sq. ft.
WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres
KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres
WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.
WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres
WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.
		Transmitter building	Owned	2,000 sq. ft.
KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres
KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres
WMTW	Portland-Auburn, ME	Office and studio	Leased	11,703 sq. ft.
		Tower and transmitter	Owned	296 acres
		Office and studio	Owned	16,300 sq. ft.
		Transmitter building	Owned	5,120 sq. ft.
		Office land	Owned	13.9 acres

KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.6 acres
KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23.3 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.
WAPT	Jackson, MS	Office and studio	Owned	18,000 sq. ft.
		Tower and transmitter	Owned	24 acres
WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	5,441 sq. ft.
		Tower and Transmitter	Owned	2,432 sq. ft.
		Tower and transmitter	Owned	13.4 acres
WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	44,904 sq. ft.
		Office and studio	Leased	1,110 sq. ft.
		Transmitter Building	Owned	2100 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres
KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	900 sq. ft.

*                     Owned by the Company in partnership with certain third parties.

(1)           We also sublease to third parties 21,789 square feet of space at 888 Seventh Avenue, New York, New York, the previous location of our corporate headquarters.

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

	High	Low	Dividend
2006
First Quarter	$24.17	$23.23	$0.07
Second Quarter	23.37	21.67	0.07
Third Quarter	23.81	20.00	0.07
Fourth Quarter	26.04	22.93	0.07
2005
First Quarter	$26.15	$24.59	$0.07
Second Quarter	25.71	24.50	0.07
Third Quarter	26.20	23.85	0.07
Fourth Quarter	25.76	23.33	0.07

On February 15, 2007, the closing price for our Series A Common Stock was $26.38.

(b)   Holders.   On February 15, 2007 there were approximately 816 Series A Common Stock shareholders of record and Hearst Broadcasting was the sole holder of our Series B Common Stock.

(c)   Dividends.   In December 2006, we declared a quarterly cash dividend of $0.07 per share on our Series A Common Stock and our Series B Common Stock, which we paid on January 15, 2007 to holders of record on January 5, 2007, for a total of $6.5 million. During 2006, we paid a total of $26.0 million in dividends. See Note 10 to the consolidated financial statements.

(d)   Securities Authorized for Issuance Under Equity Compensation Plans.   The following table summarizes our equity compensation plans as of December 31, 2006:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	8,806,296	$23.85	4,474,174
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,806,296	$23.85	4,474,174

(1)          Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company’s Amended and Restated 1997 Stock Option Plan and the Company’s 2004 Long Term Incentive Compensation Plan. The Company has also awarded 167,000 shares of restricted stock under the 2004 Long Term Incentive Compensation Plan.

(2)          Includes 252,800 shares of Series A Common Stock available for future stock option and restricted stock grants under the Company’s 2004 Long Term Incentive Compensation Plan and 4,221,374 shares of Series A Common Stock reserved for future issuance under the Company’s Employee Stock Purchase Plan.

(e)   Performance Graph.   The following graph compares the annual cumulative total stockholder return on an investment of $100 in the Series A Common Stock on December 31, 2001, based on the market price of the Series A Common Stock and assuming reinvestment of dividends, with the cumulative total return of a similar investment in (i) companies on the Standard & Poor’s 500 Stock Index and (ii) a group of peer companies selected by us on a line-of-business basis and weighted for market capitalization.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	Dec-01	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06
Hearst-Argyle Television	$100	$112	$128	$123	$113	$122
S&P 500®	$100	$78	$100	$111	$117	$135
Custom Composite Index (6 Stocks)	$100	$114	$148	$125	$95	$88

The Custom Composite Index consists of Belo Corp., Sinclair Broadcast Group, Inc., Young Broadcasting Inc., Lin TV Corp. (Begin 3Q02), Nexstar Broadcasting Corp, (Begin 1Q04), and Gray Television Inc. (Begin 3Q02).

(f)   Purchase of Equity Securities by the Issuer and Affiliated Purchasers.   The following table reflects purchases made during the three months ended December 31, 2006, of our Series A Common Stock by Hearst Broadcasting, an indirect wholly-owned subsidiary of Hearst:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	0	$0.00	0
November 1 – November 30	0	$0.00	0
December 1 – December 31	0	$0.00	0	1,184,656
Total	0	$0.00	0

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares. Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of December 31, 2006, Hearst has purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock. As of

December 31, 2006, Hearst owned approximately 53.0% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 73.8% of our outstanding common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	0	$0.00	0
November 1 – November 30	0	$0.00	0
December 1 – December 31	0	$0.00	0	$196,710,259
Total	0	$0.00	0

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. As of December 31, 2006, the Company has spent approximately $110.8 million to repurchase approximately 4.5 million shares of Series A Common Stock at an average price of $24.87. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

ITEM 6.                SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Hearst-Argyle Television, Inc.
(In thousands, except per share data)

	Years Ended December 31,
	2006(a)	2005(b)	2004(b)	2003(c)	2002(c)
Statement of income data:
Total revenue	$785,402	$706,883	$779,879	$686,775	$721,311
Station operating expenses:
Salaries, benefits and other operating costs	397,604	364,421	355,641	330,519	331,643
Amortization of program rights	68,601	60,912	63,843	62,845	60,821
Depreciation and amortization.	59,161	51,728	50,376	55,467	43,566
Impairment loss(d)	—	29,235	—	—	—
Corporate, general and administrative expenses	31,261	23,149	25,268	19,122	19,650
Operating income	$228,775	$177,438	$284,751	$218,822	$265,631
Interest expense	66,103	66,777	65,445	68,726	74,142
Interest income	(6,229)	(3,402)	(1,715)	(511)	(699)
Interest expense, net—Capital Trust(e)	9,750	9,750	18,675	15,000	15,000
Other (income) expense, net(f)(g)(h)(i)	2,501	2,500	3,700	—	(299)
Income before income taxes	$156,650	$101,813	$198,646	$135,607	$177,487
Income taxes(m)	58,410	3,012	75,724	41,958	64,959
Equity in (income) loss of affiliates, net of tax(j)	(483)	(1,416)	(1,020)	(572)	4,511
Net income	$98,723	$100,217	$123,942	$94,221	$108,017
Less preferred stock dividends(k)	—	2	1,067	1,211	1,377
Income applicable to common stockholders	$98,723	$100,215	$122,875	$93,010	$106,640
Income per common share—basic	$1.06	$1.08	$1.32	$1.00	$1.16
Number of common shares used in the calculation	92,745	92,826	92,928	92,575	92,148
Income per common share—diluted	$1.06	$1.08	$1.30	$1.00	$1.15
Number of common shares used in the calculation	93,353	93,214	101,406	92,990	92,550
Dividends declared per share(l)	$0.28	$0.28	$0.25	$0.06	—
Balance sheet data (at year-end):
Cash and cash equivalents	$18,610	$120,065	$92,208	$71,528	$4,442
Total assets	$3,958,088	$3,832,359	$3,842,140	$3,799,087	$3,769,111
Long-term debt	$777,122	$777,170	$882,221	$882,409	$973,378
Note payable to Capital Trust	$134,021	$134,021	$134,021	$206,186	$206,186
Stockholders’ equity	$1,882,807	$1,821,459	$1,753,837	$1,672,382	$1,579,262
Other data:
Net cash provided by operating activities	$200,384	$128,730	$193,631	$179,075	$205,452
Net cash used in investing activities	$(282,893)	$(41,008)	$(72,069)	$(25,541)	$(25,818)
Net cash used in financing activities	$(18,946)	$(59,865)	$(100,883)	$(86,448)	$(178,452)
Capital expenditures	$64,229	$35,839	$36,380	$25,392	$25,920
Program payments	$67,817	$64,104	$62,247	$62,039	$59,870
Dividends paid on common stock	$25,954	$25,997	$22,301	—	—
Series A Common Stock repurchases	$2,780	$16,385	$10,920	—	—

See accompanying notes.

Notes to Selected Financial Data

(a)           Includes (i) the results of our 25 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented and (ii) the results of WKCF-TV, after its acquisition by us, from August 31, 2006 through December 31, 2006.

(b)          Includes (i) the results of our 24 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented and (ii) the results of WMTW-TV, after its acquisition by us, from July 1, 2004 through December 31, 2005.

(c)           Includes the results of our 24 television stations which were owned for the entire period presented and the management fees earned by us from the stations we manage for Hearst for the entire period presented.

(d)          In December 2005, we recorded an impairment charge of $29.2 million to write down to fair value WDSU’s FCC license and goodwill. Due to Hurricane Katrina, the future cash flows of our station in New Orleans were negatively impacted resulting in the impairment.

(e)           Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust, which holds solely parent company debentures in the amounts of $134.0 million at December 31, 2006, 2005 and 2004 and $206.2 million at December 31, 2003 and 2002, and a $3.7 million premium paid to redeem the Series A Debentures in the amount of $72.2 million on December 31, 2004, offset by our equity interest in the earnings of the trust.

(f)             In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million.

(g)           In the year ended December 31, 2005, we concluded our joint venture with NBC Universal and recorded a loss of $2.5 million. The investment had been accounted for using the equity method.

(h)          In 2004, ProAct Technologies Corporation sold substantially all of its operating assets to a third party as part of an overall plan of liquidation. The Company wrote-down our investment in ProAct by $3.7 million during the year ended December 31, 2004.

(i)             In the year ended December 31, 2002, Other (income) expense, net represents a supplemental closing fee paid to us in connection with the sale of the Phoenix Stations in March 2001.

(j)              Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2006; (ii) IBS/HATV LLC from September 1, 2002 through December 31, 2005; (iii) NBC/Hearst-Argyle Syndication, LLC from April 1, 2002 through December 31, 2005; and (iv) Ripe Digital Entertainment, Inc. from July 27, 2005 through December 31, 2006.

(k)          Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.

(l)             During 2006, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $19.0 million payable to Hearst. During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2004, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. On December 3, 2003, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million. We did not declare or pay any dividends on Common Stock in 2002.

(m)      During the year ended December 31, 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

•       Forward-Looking Statements

•       Executive Summary

•       Critical Accounting Policies and Estimates

•       Results of Operations

•       Liquidity and Capital Resources

•       Impact of Inflation

•       Off-Balance Sheet Arrangements

•       New Accounting Pronouncements

Forward-Looking Statements

This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward-looking statements generally can be identified by the use of statements that include phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

•       Changes in Federal regulations that affect us, including changes in Federal communications laws or regulations;

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

For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. “Risk Factors” beginning on page 17. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees. We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites. Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content to our audience. Also, 11 of our stations broadcast additional channels on a multicast stream with their main digital channel.

Events and other factors that have influenced our 2006 results

•       For the year ended December 31, 2006, total revenue increased 11.1%. Results for the year ended reflect record political revenue in a mid-term election year, the positive impact of strategic developments including the successful completion of certain retransmission consent negotiations and a station acquisition, and expanded focus on digital media. These results were offset by the dampening impact of weak automotive advertising.

•       On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, the CW affiliate in Orlando, Florida, for $217.5 million in cash funded with a combination of cash on hand and a $100 million advance under the Company’s Credit Facility.

•       For the year ended December 31, 2006, the Company recorded digital media revenue and associated expenses of $15.5 million and $10.1 million, respectively. This is primarily due to the restructuring of our relationship with Internet Broadcasting and IBS/HATV LLC which increased our equity interest in Internet Broadcasting to 38% and dissolved IBS/HATV LLC. As of January 1, 2006, we now recognize results of local Websites directly in our income statement.

•       As a result of the adoption of the fair value recognition provisions of SFAS 123(R) as of January 1, 2006, the Company recognized stock-based compensation expense of $7.6 million in the year ended December 31, 2006.

•       In 2006, we recognized insurance proceeds of $5.0 million for a portion of the property damages and expenses incurred at our station WDSU-TV in New Orleans, Louisiana as a result of Hurricane Katrina. Of this amount, $2.4 million offset a receivable from our property insurers established in 2005 while the remaining $2.6 million was recorded as an offset to Salaries, benefits and other operating costs. Additional recoveries are expected in future periods.

•       The Company wrote off its investment of $2.5 million in USDTV which filed for bankruptcy in July 2006.

•       At December 31, 2006, total debt was $867.2 million, unchanged from December 31, 2005.

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

•       The Federal Communications Commission (“FCC”) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream in addition to their main digital channels. In addition, two of our other stations launched similar station-branded multicast weather channels in 2006.

•       Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and may be eliminated in the future.

•       Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent. We opted to negotiate retransmission consent with most of the cable systems that carry our stations and we record income from most of these relationships.

•       The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. We opted to negotiate retransmission consent for all satellite systems that carry our stations and we record income from most of these relationship.

•       Legislation that guides the transition from analog to digital television broadcasting includes a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, the Company accelerated the depreciation of certain equipment that may have a shorter useful life as a result of the digital conversion.

•       In 2006 Nextel was granted the right from the FCC to reclaim from Broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition will be completed on a market by market basis beginning in 2007. As the transition takes place in each market, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts; program rights, barter and trade transactions; useful lives of property, plant and equipment; intangible assets; carrying value of investments; accrued liabilities; contingent liabilities; income taxes; pension benefits; and fair value of financial instruments and stock options. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable under the circumstances. Had we used different assumptions in determining our estimates, our reported results may have varied. The different types of estimates that are required to be made by us in the preparation of our consolidated financial statements vary significantly in the level of subjectivity involved in their determination. We have identified the estimates below as those which contain a relatively high level of subjectivity in their determination and, therefore, could have a more material effect upon our reported results if different assumptions were used.

Impairment Testing of Intangible Assets—In performing our annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in determining the fair value based on the present value of future cash flows. To assist in this process, we utilize the services of an independent valuation consulting firm. See Note 4 to the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses include future market revenue growth, operating profit margins, perpetual growth rates, market revenue share, and weighted-average cost of capital, among others. For the year ended December 31, 2006, estimates of the present value of future cash flows for our stations exceeded the book value of our FCC licenses and goodwill indicating no impairment of these assets. For the year ended December 31, 2005, estimates of future cash flows for our station in New Orleans were reduced significantly from prior year due to the negative impact of Hurricane Katrina on the New Orleans market. As a result, the Company wrote down its book value of indefinite lived intangible assets and goodwill by $29.2 million, which was comprised of $26.2 million of FCC license and $3.0 million of goodwill.

Pension Assumptions—In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. To assist in this process, we use the services of an independent consulting firm. See Note 16 to the consolidated financial statements. To compute our projected benefit obligations as of the measurement date of September 30, 2006, we used the discount rate of 5.75% and an average rate of compensation increase of 4.0%. In determining the discount rate assumption of 5.75%, we used a measurement date of September 30, 2006 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company’s pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute our pension expense in the year ended December 31, 2006, we assumed a discount rate of 6.0%, an expected long-term rate of return on plan assets of 7.75%, and an average rate of compensation increase of 4.0%. See Note 15 to the consolidated financial statements for further discussion on management’s methodology for developing the expected long-term rate of return assumption. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

Pension Assumptions Sensitivity Analysis

The weighted-average assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, in the year ended and as of December 31, 2006:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long- term rate of return	Rate of compensation increase	Discount Rate	Expected long- term rate of return	Rate of compensation increase
	(In thousands)
Net pension (benefit) expense	(4,187)	(1,434)	910	4,748	1,435	(852)
Projected benefit obligation	(26,326)	N/A	5,011	31,300	N/A	(4,184)

Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax bases of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not, that some portion or all of the deferred tax assets will not be realized. Income tax expense was $58.4 million or 37.3% of pre-tax income in our Consolidated Statement of Income for the year ended December 31, 2006. Deferred tax assets were approximately $4.7 million and deferred tax liabilities were approximately $838.2 million as of December 31, 2006. Our estimates of income taxes and the significant items giving rise to the deferred assets and liabilities are set forth in Note 9 to the consolidated financial statements. These estimates reflect our assessment of future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from such estimates as a result of future changes in income tax law or reviews by the Internal Revenue Service or other tax authorities.

Investment Carrying Values—We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect net realizable value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the net realizable value of investments, we must make assumptions and estimates regarding expected future cash flows, which involve assessing the financial results, forecasts, and strategic direction of each company. During the year ended December 31, 2006, the Company wrote off its investment of $2.5 million in USDTV. In December 2005, NBC and the Company concluded the NBC/Hearst-Argyle Syndication, LLC joint venture and as a result, the Company recorded a loss of $2.5 million. During the year ended December 31, 2004, the Company recorded a $3.7 million write-down to net realizable value of the Company’s investment in ProAct Technologies Corporation. We consider the assumptions used in our determination of investment carrying values to be reasonable.

Results of Operations

Results of operations for the years ended December 31, 2006, 2005 and 2004 include (i) the results of our 24 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; (ii) the results of operations of WKCF-TV, after our acquisition of the station, on August 31, 2006; and (iii) the results of operations of WMTW-TV, after our acquisition of the station, on July 1, 2004.

Year Ended December 31, 2006
Compared to Year Ended December 31, 2005

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(In Thousands)
Total revenue	$785,402	$706,883	$78,519	11.1%
Station operating expenses:
Salaries, benefits and other operating costs	397,604	364,421	33,183	9.1%
Amortization of program rights	68,601	60,912	7,689	12.6%
Depreciation and amortization	59,161	51,728	7,433	14.4%
Impairment loss	—	29,235	(29,235)	-100.0%
Corporate, general and administrative expenses	31,261	23,149	8,112	35.0%
Operating income	$228,775	$177,438	$51,337	28.9%
Interest expense	66,103	66,777	(674)	-1.0%
Interest income	(6,229)	(3,402)	(2,827)	83.1%
Interest expense, net—Capital Trust	9,750	9,750	—	0.0%
Other expense	2,501	2,500	1	0.0%
Income before income taxes and equity	$156,650	$101,813	$54,837	53.9%
Income tax expense	$58,410	$3,012	$55,398	1839.2%
Equity in income of affiliates, net of tax	(483)	(1,416)	933	-65.9%
Net income	$98,723	$100,217	$(1,494)	-1.5%

Total revenue.

Total revenue includes:

(i)            cash advertising revenue, net of agency and national representatives’ commissions;

(ii)        retransmission consent revenue;

(iii)    net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

(iv)      network compensation; and

(v)          other revenue, primarily barter and trade revenue.

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$614,257	$629,837	$(15,580)	-2.5%
Net digital media revenue	15,513	335	15,178	4530.7%
Net political revenue	88,040	12,393	75,647	610.5%
Network compensation	9,810	19,087	(9,277)	-48.6%
Retransmission consent revenue	17,908	6,765	11,143	164.7%
Other revenues	39,874	38,466	1,408	3.7%
Total revenue	$785,402	$706,883	$78,519	11.1%

Total revenue in the year ended December 31, 2006 increased $78.5 million or 11.1%. This increase was primarily attributable to the following factors:

(i)            a $75.6 million increase in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2006);

(ii)        a $11.1 million increase in retransmission consent revenue; and

(iii)    $15.2 million increase in net digital media revenue;

(iv)      an increase in the furniture and housewares, attractions, retail and telecommunications categories, advertising associated with the Olympics on our NBC-affiliated stations and the acquisition of WKCF-TV; partially offset by

(v)          a $9.3 million decrease in network compensation; and

(vi)      a decrease in the automotive, pharmaceutical, fast food and beverages categories.

Salaries, benefits and other operating costs.

Salaries, benefits and other operating costs were $397.6 million in the year ended December 31, 2006, as compared to $364.4 million in the year ended December 31, 2005, an increase of $33.2 million or 9.1%. This increase was primarily due to:

(i)            a $10.2 million increase in compensation, pension and employee benefits expense;

(ii)        a $10.0 million increase in digital media expenses;

(iii)    $3.8 million in stock-based compensation expense;

(iv)      an increase in expenses due to the acquisition of WKCF-TV on August 31, 2006; partially offset by

(v)          $2.6 million of insurance proceeds recognized for a portion of the property damages and expenses incurred at our station WDSU-TV in New Orleans, Louisiana as a result of Hurricane Katrina; and

(vi)      a $1.9 million decrease in Trade/Barter Expense.

Amortization of program rights.

Amortization of program rights was $68.6 million in the year ended December 31, 2006, as compared to $60.9 million in the year ended December 31, 2005, an increase of $7.7 million or 12.6%. This increase was primarily due to:

(i)            renewal of popular shows at higher rates; and

(ii)        an increase in amortization due to the purchase of WKCF-TV which has a higher cost of programming due to the number of syndicated programming that air on the station.

Depreciation and amortization.

Depreciation and amortization was $59.2 million in the year ended December 31, 2006, as compared to $51.7 million in the year ended December 31, 2005, an increase of $7.4 million or 14.4%. Depreciation expense was $52.8 million in the year ended December 31, 2006, as compared to $45.7 million in the year ended December 31, 2005, an increase of $7.1 million or 19.7%. This increase was primarily due to higher capital expenditures, additional depreciation from WKCF-TV which we acquired on August 31, 2006 and accelerated depreciation of analog equipment.

Amortization was $6.3 million and $6.0 million for the years ended December 31, 2006 and 2005.

Impairment loss.

The Company recorded a $29.2 million write down of its indefinite lived intangible assets and goodwill for the year ended December 31, 2005 which was comprised of $26.2 million in respect of FCC license and $3.0 million in respect of goodwill. In performing its annual review for impairment the Company reduced its estimates of future cash flows for our station in New Orleans due to the negative impact of Hurricane Katrina on the New Orleans market.

Corporate, general and administrative expenses.

Corporate, general and administrative expenses were $31.3 million in the year ended December 31, 2006, as compared to $23.1 million in the year ended December 31, 2005, an increase of $8.1 million or 35.0%. The increase was primarily due to:

(i)            a $2.0 million increase in salaries and incentive costs, a portion of which is related to our investment in our digital media initiatives;

(ii)        $3.7 million in stock-based compensation expense; and

(iii)    a $1.6 million increase due in large part to the timing of professional services expenses.

Operating income.

Operating income was $228.8 million in the year ended December 31, 2006, as compared to $177.4 million in the year ended December 31, 2005, an increase of $51.3 million or 28.9%. This net increase in operating income was due to the items discussed above.

Interest expense.

Interest expense was $66.1 million in the year ended December 31, 2006, as compared to $66.8 million in the year ended December 31, 2005, a decrease of $0.7 million or 1.0%. This decrease was primarily due to:

(i)            a decrease in interest expense as a result of the repurchase of $10 million and $15 million of our senior notes and the related decrease in the amortization of deferred financing fees, partially offset by;

(ii)        an increase in interest expense due to the borrowing of $100 million on our credit facility in August 2006.

Interest income.

Interest income was $6.2 million in the year ended December 31, 2006, as compared to $3.4 million in the year ended December 31, 2005, an increase of $2.8 million or 83.1%. This increase is due to higher cash balances on average and higher interest rates in the 2006 as compared to the same period in 2005.

Interest Expense, net—Capital Trust.

Interest expense, net, to the Capital Trust, was $9.8 million for the years ended December 31, 2006 and 2005.

Other expense.

Other expense was $2.5 million for the years ended December 31, 2006 and 2005. In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million. In December 2005, NBC and the Company concluded the NBC/Hearst-Argyle Syndication, LLC joint venture and as a result, the Company recorded a loss of $2.5 million.

Income taxes.

Income tax expense was $58.4 million in the year ended December 31, 2006, as compared to $3.0 million in the year ended December 31, 2005, an increase of $55.4 million. This increase in income tax expense was primarily due to:

(i)            an increase in income before income taxes from $101.8 million for the year ended December 31, 2005 to $156.7 million for the year ended December 31, 2006; and

(ii)        $37.4 million in tax benefits recorded as a result of the settlement of certain tax return examinations and changes in Ohio tax law in the year ended December 31, 2005.

We expect our effective tax rate for the year ending December 31, 2007 to be approximately 39.5%.

Equity in (income) of affiliates, net of tax.

Equity in (income) of affiliates, net of tax was $0.5 million in the year ended December 31, 2006, as compared to $1.4 million in the year ended December 31, 2005, a decrease of $0.9 million or 65.9%. See Note 3 to the consolidated financial statements. For the year ended December 31, 2006, our share of income in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) was offset by our share of losses in Ripe Digital Entertainment, Inc. (“Ripe TV”). For the year ended December 31, 2005, our equity represented our share of income in IBS/HATV LLC, offset by our share of losses at Internet Broadcasting and Ripe TV.

Net income.

Net income was $98.7 million in the year ended December 31, 2006, as compared to $100.2 million in the year ended December 31, 2005, a decrease of $1.5 million or 1.5%. This decrease was due to the items discussed above.

Year Ended December 31, 2005
Compared to Year Ended December 31, 2004

	For the years ended December 31,
	2005	2004	$ Change	% Change
	(In Thousands)
Total revenue	$706,883	$779,879	$(72,996)	-9.4%
Station operating expenses:
Salaries, benefits and other operating costs	364,421	355,641	8,780	2.5%
Amortization of program rights	60,912	63,843	(2,931)	-4.6%
Depreciation and amortization	51,728	50,376	1,352	2.7%
Impairment loss	29,235	—	29,235	N/A
Corporate, general and administrative expenses	23,149	25,268	(2,119)	-8.4%
Operating income	$177,438	$284,751	$(107,313)	-37.7%
Interest expense	66,777	65,445	1,332	2.0%
Interest income	(3,402)	(1,715)	(1,687)	98.4%
Interest expense, net—Capital Trust	9,750	18,675	(8,925)	-47.8%
Other expense	2,500	3,700	(1,200)	-32.4%
Income before income taxes and equity	$101,813	$198,646	$(96,833)	-48.7%
Income tax expense	$3,012	$75,724	$(72,712)	-96.0%
Equity in income of affiliates, net of tax	(1,416)	(1,020)	(396)	38.8%
Net income	$100,217	$123,942	$(23,725)	-19.1%

Total revenue.

Total revenue includes:

(i)            cash advertising revenue, net of agency and national representatives’ commissions;

(ii)        network compensation;

(iii)    retransmission consent revenue; and

(iv)      other revenue, primarily barter and trade revenue.

	For the years ended December 31,
	2005	2004	$ Change	% Change
Net local & national ad revenue (excluding political)	$629,837	$621,805	$8,032	1.3%
Net digital media revenue	335	—	335	N/A
Net political revenue	12,393	86,733	(74,340)	-85.7%
Network compensation	19,087	28,980	(9,893)	-34.1%
Retransmission consent revenue	6,765	1,822	4,943	271.3%
Other revenues	38,466	40,539	(2,073)	-5.1%
Total revenue	$706,883	$779,879	$(72,996)	-9.4%

Total revenue in the year ended December 31, 2005 was $706.9 million, as compared to $779.9 million in the year ended December 31, 2004, a decrease of $73.0 million or 9.4%. This decrease was primarily attributable to the following factors:

(i)            a $74.3 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2004);

(ii)        a $19.7 million decrease representing the absence of net Olympic revenue; and

(iii)    a $9.9 million decrease in network compensation; partially offset by

(iv)      an increase in the automotive, financial services, and furniture and housewares categories; and

(v)          a $5.4 million increase in retransmission consent revenue.

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

Impairment loss.

The Company recorded a $29.2 million write down of its indefinite lived intangible assets and goodwill for the year ended December 31, 2005 which was comprised of $26.2 million of FCC license and $3.0 million of goodwill. In performing its annual review for impairment the Company reduced its estimates of future cash flows for our station in New Orleans due to the negative impact of Hurricane Katrina on the New Orleans market.

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

Interest expense.

Interest expense was $66.8 million in the year ended December 31, 2005, as compared to $65.4 million in the year ended December 31, 2004, an increase of $1.3 million or 2.0%. This increase was primarily due to:

(i)            the $0.7 million premium paid in the fourth quarter of 2005 on the repurchase of $15 million of our 7.5% Senior Notes due 2027; and

(ii)        the acceleration of $0.7 million of deferred financing costs related to the repurchase of those Senior Notes.

Interest income.

Interest income was $3.4 million in the year ended December 31, 2005, as compared to $1.7 million in the year ended December 31, 2004, an increase of $1.7 million or 98.4%. This increase was due in part to higher cash balances.

Interest Expense, net—Capital Trust.

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

Other expense.

Other expense was $2.5 million in the year ended December 31, 2005, as compared to $3.7 million in the year ended December 31, 2004, a decrease of $1.2 million or 32.4%. In December 2005, NBC and the Company concluded the NBC/Hearst-Argyle Syndication, LLC joint venture and as a result, the Company recorded a loss of $2.5 million. During the year ended December 31, 2004, the Company recorded a $3.7 million write-down to net realizable value of the Company’s investment in ProAct Technologies Corporation.

Income taxes.

Income tax expense was $3.0 million in the year ended December 31, 2005, as compared to $75.7 million in the year ended December 31, 2004, a decrease of $72.7 million or 96.0%. This decrease in income tax expense was primarily due to

(i)            a decrease in income before income taxes from $198.6 million for the year ended December 31, 2004 to $101.8 million for the year ended December 31, 2005;

(ii)        $31.9 million in tax benefits recorded as a result of the settlement of certain tax return examinations in the period ended June 30, 2005; and

(iii)    a net deferred tax benefit of $5.5 million as a result of Ohio tax law changes.

Equity in (income) of affiliates, net.

Equity in income of affiliates, net of tax was $1.4 million in the year ended December 31, 2005, as compared to $1.0 million of income in the year ended December 31, 2004, an increase of $0.4 million or 38.8%. See Note 3 to the consolidated financial statements. This increase was primarily due to the improved operating results of Internet Broadcasting, IBS HATV LLC and related Websites partially offset by a loss from our investment in Ripe TV. Our share in the financial results of Internet Broadcasting entities was $1.7 million in the year ended December 31, 2005, as compared to $1.0 million in the year ended December 31, 2004.

Net income.

Net income was $100.2 million in the year ended December 31, 2005, as compared to $123.9 million in the year ended December 31, 2004, a decrease of $23.7 million or 19.1%. This decrease was due to the items discussed above, primarily:

(i)            a decrease of $107.3 million in Operating income; and

(ii)        a decrease of $8.9 million in Interest expense, net—Capital Trust; partially offset by

(iii)    a decrease of $72.4 million in Income taxes, in the year ended December 31, 2005, as compared to the year ended December 31, 2004.

Liquidity and Capital Resources

	For the years ended December 31,		2006 vs 2005	2006 vs 2005
	2006	2005	$ Change	% Change
	(in Thousands)
Net cash provided by operating activities	$200,384	$128,730	$71,654	56%
Net cash used in investing activities	$(282,893)	$(41,008)	$(241,885)	590%
Net cash used in financing activities	$(18,946)	$(59,865)	$40,919	-68%
Cash and cash equivalents	$18,610	$120,065	$(101,455)	-85%
Cash paid during the year for:
Interest	$65,144	$64,320	$824	1%
Interest on Note payable to Capital Trust	$9,750	$9,750	$—	0%
Taxes, net of refunds	$38,518	$39,892	$(1,374)	-3%
Dividends paid on common stock	$25,954	$25,997	$(43)	0%
Series A Common Stock repurchases	$2,780	$16,385	$(13,605)	-83%

As of December 31, 2006, the Company’s cash and cash equivalents balance was $18.6 million, as compared to $120.1 million as of December 31, 2005. The net decrease in cash and cash equivalents of $101.5 million during 2006 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities

Net cash provided by operating activities was approximately $200.4 million and $128.7 million in the years ended December 31, 2006 and 2005 respectively. The increase in net cash provided by operating activities of $71.7 million in the year ended December 31, 2006 was primarily due to:

(i)            the increase in our revenue, driven by political advertising for which we receive cash in advance;

(ii)        contributions to the pension plans in 2005 of approximately $18.9 million that were not made in 2006;

(iii)    the timing of tax payments and accounts payable; and

(iv)      cash received due to the dissolution of IBS/HATV LLC.

Investing Activities

Net cash used in investing activities was approximately $282.9 million and $41.0 million in the years ended December 31, 2006 and 2005, respectively. Investing activities in 2006 included the acquisition of WKCF-TV for $217.5 million in cash and investments in digital media companies. In 2006 and 2005, we invested an aggregate of $10.6 million and $8.5 million, respectively, in Internet Broadcasting, Ripe TV, USDTV and to unwind our joint venture with NBC Universal. See Note 3 to the consolidated financial statements.

During the year ended December 31, 2006, we invested $64.2 million in capital expenditures as compared to $35.8 million invested in the year ended December 31, 2005. The increased level of capital investment relates primarily to special projects as follows:

(i)            $24 million on building projects in Kansas City, Baltimore, New York and Orlando,

(ii)        $12 million on digital television projects,

(iii)    $9 million on news acquisition and editing equipment,

(iv)      $4 million on information technology projects,

(v)          $1 million on repairs related to damage caused by Hurricane Katrina.

Financing Activities

Net cash used in financing activities was approximately $18.9 million and $59.9 million in the years ended December 31, 2006 and 2005, respectively. In the year ended December 31, 2006, we used cash provided by operating activities primarily to pay the first installment of $90 million principal of our private placement debt, fund $26.0 million in dividends and to repurchase of $10.0 million of our 7% senior notes due 2018. In the year ended December 31, 2005, we used cash provided by operating activities to fund $26.0 million of dividends to our holders of Series A and B Common Stock, repurchase $16.4 million of Series A Common Stock and repurchase $15 million of our 7.5% senior notes due 2027.

Long-term debt outstanding was relatively unchanged at December 31, 2006 from December 31, 2005 notwithstanding the $100 million borrowed to finance our acquisition of WKCF-TV and the $90 million payment on our private placement debt. The changes in long-term debt in the year ended December 31, 2006 were as follows (in thousands):

	Revolving Credit Facility	Senior Notes	Private Placement Debt	Capital Lease Obligations	Total
Balance at December 31, 2005	$ —	$ 417,110	$ 450,000	$ 60	$ 867,170
Payments	—	—	(90,000)	(48)	(90,048)
Borrowings	100,000	—	—	—	100,000
Repurchases	—	(10,000)	—	—	(10,000)
Balance at December 31, 2006	$ 100,000	$ 407,110	$ 360,000	$ 12	$ 867,122

Certain of our debt obligations contain financial and other covenants and restrictions on the Company. None of these covenants or restrictions includes any triggers explicitly tied to the Company’s credit ratings or stock price. We are in compliance with all such covenants and restrictions as of December 31, 2006. All of our long-term debt obligations as of December 31, 2006, exclusive of capital lease obligations and the credit facility, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor’s and Fitch Ratings, and Baa3 by Moody’s Investors Service, as of December 31, 2006. Such credit ratings are considered to be investment grade.

In November 2006, we increased our five-year unsecured revolving credit facility which matures on April 15, 2010 to $500 million. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility will bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have borrowed $100.0 million under the credit facility as of December 31, 2006.

On December 31, 2004, we redeemed a portion of the Series A Debentures. We originally issued $206.2 million of Series A and Series B Debentures on December 20, 2001 to our wholly-owned unconsolidated subsidiary Capital Trust in exchange for the proceeds of a $200.0 million private placement of Redeemable Convertible Preferred Securities which the Capital Trust issued to institutional investors. We redeemed the Series A Debentures in their entirety in the aggregate principal amount of $72.2 million, at a price of $52.625 per $50.00 principal amount in accordance with the terms of the indenture. The redemption of the Series A Debentures triggered a simultaneous redemption by the Capital Trust of 1.4 million shares of its Series A Securities, as well as the redemption of 43,299 shares of the Capital Trust’s common stock, which were held by us. The Series A Securities were effectively convertible, at the option of the holder, into shares of our Series A Common Stock at a rate of 2.005133 shares of Series A Common Stock per $50 principal amount of Series A Debentures (an effective conversion price of $24.9360). The redemption of the Series A Debentures will remove the potential dilution of 2.8 million shares and reduce Interest expense, net—Capital Trust by $5.3 million per year starting in 2005. We recognized a pre-tax loss of $3.7 million related to the redemption premium, which is included in Interest expense, net—Capital Trust in the Consolidated Statement of Income for the year ended December 31, 2004. See Note 7 to the consolidated financial statements.

As of December 31, 2006, the Company has outstanding $134.0 million aggregate principal amount of Series B Debentures which are convertible into 5,128 shares of Series A Common Stock in the aggregate.

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

During 2006, our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $19.0 million payable to Hearst. See Note 13 to the consolidated financial statements.

During 2006, the Company repurchased 129,150 shares of Series A Common Stock at a cost of $2.8 million and an average per share price of $21.52. Between May 1998 and December 31, 2006, the Company repurchased approximately 4.5 million shares of Series A Common Stock at a cost of approximately $110.8 million and an average price of $24.87. In May 1998, our Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. We cannot assure you that we will make such repurchases in the future or, if they do occur, on what terms such repurchases will be made.

Contractual Obligations

The following table summarizes our future cash obligations as of December 31, 2006 under existing debt repayment schedules, non-cancelable leases, future payments for program rights, employment and talent contracts and Note payable to Capital Trust:

	2007	2008	2009	2010	2011
Long-term debt(1)(2)(3)	$ 215,048	$ 90,012	$ 90,000	$ 190,000	—
Note payable to Capital Trust(2)	—	—	—	134,021	—
Net non-cancelable operating lease obligations	6,157	4,875	4,019	2,805	2,078
Program rights	95,884	88,628	78,201	70,442	44,933
Employee, talent and other contracts	75,909	43,642	15,870	3,999	1,416
Common Stock Dividend	6,523	—	—	—	—
	$ 399,521	$ 227,157	$ 188,090	$ 401,267	$ 48,427

(1)          Includes capital lease obligations.

(2)          Excludes interest.

(3)          The Company has the ability and intent to refinance its $125,000 principal amount of 7% senior notes due November 2007 and therefore has continued to classify the debt at a long-term obligation on the consolidated balance sheet.

The above table does not include cash requirements for the payment of any dividends that our Board of Directors may decide to declare in the future on our Series A and Series B Common Stock. See Note 10 to the consolidated financial statements.

We anticipate that our primary sources of cash, which include current cash balances, net cash provided by operating activities and the remaining availability on our $500 million credit facility, will be sufficient to finance the operating and working capital requirements of our stations, our debt service requirements, sinking fund payment, anticipated capital expenditures, dividend payments, and our other obligations for both the next 12 months and the foreseeable future thereafter.

Impact of Inflation

The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2006, and employment contracts for key employees discussed above, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company continues to evaluate the impact of FIN 48 but does not believe that it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS 158, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased $26.4 million, net of tax. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.

In September 2006, the Staff of the SEC issued SAB 108 Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

ITEM 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our long-term debt obligations as of December 31, 2006 are at 1)fixed interest rates and therefore are not sensitive to fluctuations in interest rates and 2) variable rate debt at LIBOR or the alternative base rate plus the applicable margin. See Note 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2006 and 2005 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2006. See Note 17 to the consolidated financial statements.

	December 31, 2006								December 31, 2005
	Expected Maturity							Fair	Carrying	Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value	Value	Value
Long-term debt:
Fixed rate:
Senior Notes	$ 125,000	—	—	—	—	$ 282,110	$ 407,110	$ 427,487	$ 417,110	$ 434,830
Private Placement Debt	$ 90,000	$ 90,000	$ 90,000	$ 90,000	—	—	$ 360,000	$ 372,147	$ 450,000	$ 484,676
Variable rate debt:
Revolving Credit Facility	—	—	—	$ 100,000	—	—	$ 100,000	$ 100,000	—	—
Note payable to Capital Trust	—	—	—	—	—	$ 134,021	$ 134,021	$ 143,303	$ 134,021	$ 144,546

The annualized weighted average interest rate for our fixed interest long-term debt outstanding is 7.2% for the years ended December 31, 2006 and 2005. See Note 6 to the consolidated financial statements. The Note payable to Capital Trust carries a fixed interest rate of 7.5%. See Note 7 to the consolidated financial statements.

Our debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2006, we were in compliance with all such covenants and restrictions.

Our Credit Facility stipulates that an event of default exists at such time that Hearst’s (and certain of its affiliates’) equity ownership in us becomes less than 35% of the total equity which gives the banks the right to terminate commitments and declare outstanding loans due and payable.

As of December 31, 2006, we are not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.

We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hearst-Argyle Television, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, which changed its method of accounting for stock-based compensation. Also, as discussed in Note 2 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006, which changed its method of accounting for pension and postretirement benefits.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 26, 2007

HEARST-ARGYLE TELEVISION, INC.
Consolidated Balance Sheets

	December 31,	December 31
	2006	2005
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$18,610	$120,065
Accounts receivable, net of allowance for doubtful accounts of $2,380 and $2,943 in 2006 and 2005, respectively	161,783	157,672
Program and barter rights	67,949	46,807
Deferred income tax asset	4,672	4,029
Other	5,671	9,153
Total current assets	$258,685	$337,726
Property, plant and equipment:
Land, building and improvements	$157,255	$152,480
Broadcasting equipment	390,379	373,571
Office furniture, equipment and other	46,534	42,024
Construction in progress	21,705	5,580
	615,873	573,655
Less accumulated depreciation	(320,779)	(294,416)
Property, plant and equipment, net	$295,094	$279,239
Intangible assets, net	2,520,040	2,396,086
Goodwill	816,724	731,687
Total intangible assets and goodwill, net	$3,336,764	$3,127,773
Other assets:
Deferred financing costs, net of accumulated amortization of $18,472 and $16,568 in 2006 and 2005, respectively	$9,648	$11,276
Investments	40,454	31,321
Program and barter rights, noncurrent	15,227	1,312
Pension and other assets	2,216	43,712
Total other assets	$67,545	$87,621
Total assets	$3,958,088	$3,832,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,048	$90,047
Accounts payable	18,208	15,256
Accrued liabilities	66,515	51,133
Program and barter rights payable	65,473	47,285
Payable to The Hearst Corporation, net	7,317	6,981
Other liabilities	2,693	6,868
Total current liabilities	$250,254	$217,570
Program and barter rights payable, noncurrent	22,411	1,818
Long-term debt	777,122	777,170
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	838,229	845,272
Pension and other liabilities	53,244	35,049
Total noncurrent liabilities	$1,825,027	$1,793,330
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock, par value $0.01 per share, 200,000,000 shares authorized at December 31, 2006 and 2005, and 56,343,894 and 55,677,979 shares issued and outstanding at December 31, 2006 and 2005, respectively	563	557
Series B common stock, par value $0.01 per share, 100,000,000 shares authorized at December 31, 2006 and 2005, and 41,298,648 shares issued and outstanding at December 31, 2006 and 2005	413	413
Additional paid-in capital	1,309,578	1,291,388
Retained earnings	716,146	643,414
Accumulated other comprehensive loss, net of tax benefit of $17,757 and $4,171 in 2006 and 2005, respectively	(33,109)	(6,309)
Treasury stock, at cost, 4,454,029 and 4,324,879 shares of Series A common stock at December 31, 2006 and 2005, respectively	(110,784)	(108,004)
Total stockholders’ equity	$1,882,807	$1,821,459
Total liabilities and stockholders’ equity	$3,958,088	$3,832,359

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Total revenue	$785,402	$706,883	$779,879
Station operating expenses:
Salaries, benefits and other operating costs	397,604	364,421	355,641
Amortization of program rights	68,601	60,912	63,843
Depreciation and amortization	59,161	51,728	50,376
Impairment loss	—	29,235	—
Corporate, general and administrative expenses	31,261	23,149	25,268
Operating income	$228,775	$177,438	$284,751
Interest expense	66,103	66,777	65,445
Interest income	(6,229)	(3,402)	(1,715)
Interest expense, net—Capital Trust	9,750	9,750	18,675
Other expense	2,501	2,500	3,700
Income before income taxes and equity earnings	$156,650	$101,813	$198,646
Income tax expense	58,410	3,012	75,724
Equity in income of affiliates, net of tax	(483)	(1,416)	(1,020)
Net income	$98,723	$100,217	$123,942
Less preferred stock dividends	—	(2)	(1,067)
Income applicable to common stockholders	$98,723	$100,215	$122,875
Income per common share—basic:	$1.06	$1.08	$1.32
Number of common shares used in the calculation	92,745	92,826	92,928
Income per common share—diluted:	$1.06	$1.08	$1.30
Number of common shares used in the calculation	93,353	93,214	101,406
Dividends per common share—declared	$0.28	$0.28	$0.25

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income

	Series A	Series B	Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Total Comprehensive Income
	(In thousands, except per share data)
Balances—January 1, 2004	$547	$413	$—	$1,269,514	$469,537	$(5,249)	$(80,699)	$1,654,063
Net income	—	—	—	—	123,942	—	—	123,942	$123,942
Additional minimum pension liability, net of tax benefit of $602	—	—	—	—	—	(912)	—	(912)	(912)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(1,067)	—	—	(1,067)	$123,030
Dividends on common stock ($0.25 per share)	—	—	—	—	(23,234)	—	—	(23,234)
Employee stock purchase plan proceeds	1	—	—	2,027	—	—	—	2,028
Stock options exercised	4	—	—	8,629	—	—	—	8,633
Tax benefit from stock plans	—	—	—	1,304	—	—	—	1,304
Treasury stock purchased—Series A Common Stock (458,500 shares)	—	—	—	—	—	—	(10,920)	(10,920)
Balances—December 31, 2004	$552	$413	$—	$1,281,474	$569,178	$(6,161)	$(91,619)	$1,753,837
Net income	—	—	—	—	100,217	—	—	100,217	$100,217
Additional minimum pension liability, net of tax benefit of $98	—	—	—	—	—	(148)	—	(148)	(148)
Dividends on preferred stock ($65.00 per share)	—	—	—	—	(2)	—	—	(2)	$100,069
Dividends on common stock ($0.28 per share)	—	—	—	—	(25,979)	—	—	(25,979)
Employee stock purchase plan proceeds	1	—	—	2,192	—	—	—	2,193
Stock options exercised	4	—	—	6,757	—	—	—	6,761
Tax benefit from stock plans	—	—	—	965	—	—	—	965
Treasury stock purchased—Series A Common Stock (669,227 shares)	—	—	—	—	—	—	(16,385)	(16,385)
Balances—December 31, 2005	$557	$413	$—	$1,291,388	$643,414	$(6,309)	$(108,004)	$1,821,459
Net income	—	—	—	—	98,723	—	—	98,723	$98,723
Additional minimum pension liability, net of tax benefit of $238	—	—	—	—	—	(360)	—	(360)	(360)
Recognition of prior service cost and net loss under SFAS 158, net of tax benefit of $17,519	—	—	—	—	—	(26,440)	—	(26,440)	$98,363
Dividends on common stock ($0.28 per share)	—	—	—	—	(25,991)	—	—	(25,991)
Employee stock purchase plan proceeds	1	—	—	2,125	—	—	—	2,126
Stock options exercised	5	—	—	7,705	—	—	—	7,710
Tax benefit from stock plans	—	—	—	784	—	—	—	784
Stock based compensation expense	—	—	—	7,576	—	—	—	7,576
Treasury stock purchased—Series A Common Stock (129,150 shares)	—	—	—	—	—	—	(2,780)	(2,780)
Balances—December 31, 2006	$563	$413	$—	$1,309,578	$716,146	$(33,109)	$(110,784)	$1,882,807

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Operating Activities
Net income	$98,723	$100,217	$123,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,817	45,724	44,376
Amortization of intangible assets	6,344	6,003	6,000
Amortization of deferred financing costs	1,742	2,424	1,943
Amortization of program rights	68,601	60,912	63,843
Impairment loss	—	29,235	—
Deferred income taxes	9,391	5,669	19,488
Equity in (income) loss of affiliates, net	(483)	(1,416)	(1,020)
(Benefit from) provision for doubtful accounts	916	888	125
Stock-based compensation expense	7,576	—	—
(Gain) / loss on disposal of fixed assets	(465)	(1,210)	977
Distributions from affiliates	—	2,030	3,376
Other expense, net	2,501	—	3,700
Program payments	(67,817)	(64,104)	(62,247)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	(7,728)	(7,392)	(146)
Decrease (increase) in Other assets	11,766	(4,130)	(9,179)
(Decrease) increase in Accounts payable and accrued liabilities	14,811	(7,617)	11,817
(Decrease) increase in Other liabilities	1,689	(38,503)	(13,364)
Net cash provided by operating activities	$200,384	$128,730	$193,631
Investing Activities
Purchases of property, plant and equipment	(64,229)	(35,839)	(36,380)
Accrued purchases of property, plant & equipment	3,790	2,563	2,036
Cash proceeds from insurance recoveries	5,654	—	—
Investment in affiliates and other, net	(10,597)	(7,732)	350
Acquisitions	(217,511)	—	(38,074)
Net cash used in investing activities	$(282,893)	$(41,008)	$(72,068)
Financing Activities
Borrowings on credit facility	100,000	—	—
Payments on private placement	(90,000)	—	—
Dividends paid on preferred stock	—	(2)	(1,067)
Dividends paid on common stock	(25,954)	(25,997)	(22,301)
Redemption of Series A Note from Capital Trust, net	—	—	(70,000)
Series A Common Stock repurchases	(2,780)	(16,385)	(10,920)
Redemption of preferred stock	—	(11,251)	(7,068)
Repurchase of senior notes	(10,000)	(15,000)	—
Principal payments on capital lease obligations	(48)	(184)	(188)
Proceeds from employee stock purchase plan and stock option exercises	9,836	8,954	10,661
Net cash used in financing activities	$(18,946)	$(59,865)	$(100,883)
Increase in cash and cash equivalents	$(101,455)	$27,857	$20,680
Cash and cash equivalents at beginning of period	$120,065	$92,208	$71,528
Cash and cash equivalents at end of period	$18,610	$120,065	$92,208
Supplemental Cash Flow Information:
Business acquired in purchase transaction:
Fair market value of assets acquired, net	$245,169	—	$38,716
Fair market value of liabilities assumed, net	(27,658)	—	(642)
Net cash paid, including acquisition costs	$217,511	—	$38,074
Cash paid during the year for:
Interest	$65,144	$64,320	$63,502
Interest on Note payable to Capital Trust	$9,750	$9,750	$18,675
Taxes, net of refunds	$38,518	$39,892	$59,318
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$3,790	$2,563	$2,036

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements

1.                 Nature of Operations

Hearst-Argyle Television, Inc. and its subsidiaries (“we” or the “Company”) own and operate 26 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of the National Broadcasting Company, Inc. (“NBC”), 12 of the stations are affiliates of the American Broadcasting Companies (“ABC”), two of the stations are affiliates of Columbia Broadcasting Systems (“CBS”), one station is affiliated with The CW network (“CW”) and one station is affiliated with MyNetworkTV (“MNT”). Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations that are owned by The Hearst Corporation (“Hearst”). We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites. Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content to our audience. Also, 11 of our stations broadcast additional channels on a multicast stream with their main digital channel.

The Company has determined that it operates one reportable segment. The economic characteristics, services, production process, customer type and distribution methods for the Company’s business units are substantially similar and have therefore been aggregated as one reportable segment.

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

Comprehensive Income

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders’ equity resulting from transactions other then stockholder investments and distributions. Included in comprehensive income are changes in equity that are excluded from the Company’s net income, specifically, additional minimum pension liabilities, net of tax.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company extends credit based upon its evaluation of a customer’s credit worthiness and financial condition. For certain advertisers, the Company does not extend credit and requires cash payment in advance. The Company monitors the collection of receivables and maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. While a large percentage of our revenue is generated from advertising by the automotive industry, concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

Program Rights

Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated net realizable value on a program by program basis. Any reduction in unamortized costs to net realizable value is included in amortization of program rights in the accompanying Consolidated Statements of Income. Such reductions in unamortized costs were $2.2 million in the year ended December 31, 2004, and were negligible in the years ended December 31, 2005 and 2006. Programming rights are amortized over the license period. The majority of the Company’s programming rights are for first-run programming which is generally amortized over one year. Rights for off-network syndicated products, feature films and cartoons are amortized based on the projected number of airings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms.

Barter and Trade Transactions

Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at fair market value of services either rendered or received. Barter program rights and payables are recorded for barter transactions when the program is available for broadcast. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the programming airs or when the merchandise or service is utilized. Barter and trade revenue are included in total revenue on the Consolidated Statements of Income and were approximately $24.5 million, $25.0 million and $27.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the Consolidated Statements of Income and were approximately $23.2 million, $25.1 million, and $27.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives as follows: buildings—40 years; towers and transmitters—15 to 20 years; other broadcasting equipment—five to eight years; office furniture, computers, equipment and

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

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

Intangible Assets

Intangible assets include Federal Communications Commission (“FCC”) licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. The Company performs a review for impairment of its recorded goodwill and FCC licenses, which are its only intangible assets with indefinite useful lives, annually in the fourth quarter or earlier if indicators of potential impairment exist. The impairment test for FCC license consists of a comparison of its carrying value with its fair value, determined using a discounted cash flow analysis. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to compare the carrying value of the reporting unit to its fair value, which is estimated using a discounted cash flow analysis. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

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

The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives which range from one to 28.5 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Investments

The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company’s equity interest is from 20% to 50%, and under the cost method if the Company’s equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. In addition, the Company has a wholly-owned unconsolidated subsidiary trust which is accounted for under the equity method. See Note 7. The Company evaluates its investments to determine if impairment has occurred. Carrying values are adjusted to reflect realizable value, where necessary.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company’s primary source of revenue is television advertising. Other sources include retransmission consent revenue, digital media revenue and network compensation. Net advertising revenue, retransmission consent revenue, net digital media revenue and network compensation together represented approximately 95% of the Company’s total revenue in each of the years ended December 31, 2006, 2005 and 2004.

•       Net Advertising Revenue.   Advertising revenue is recognized net of national agency and national representatives’ commissions and in the period when the commercials are broadcast.

•       Retransmission Consent Revenue.   Lifetime Entertainment Services acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors for retransmission consent. Revenue is recognized based on the number of subscribers over the contract period or is a fixed amount recognized over the contract period. (See Note 13)

•       Net Digital Media Revenue.   Digital media revenues are recognized net of agency and national representatives’ commissions over the contract period, generally as impressions are delivered. Digital media revenue includes primarily Internet advertising revenue and, to a lesser extent, revenue from weather channel multicasting.

•       Network Compensation.   In connection with the ABC and CBS affiliation agreements, revenue is recognized when the Company’s station broadcasts specific network television programs based upon a negotiated value for each program. In connection with the NBC affiliation agreements, revenue is recognized on a straight-line basis, based upon the cash compensation to be paid to the Company’s stations by NBC each year.

•       Other Revenue.   The Company generates revenue from other sources, which include the following types of transactions and activities: (i) barter and trade revenue which is recognized when the commercials are broadcast, (ii) management fees earned from Hearst (see Note 13); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company’s towers; and (v) other miscellaneous revenue, such as licenses and royalties. These revenues are generally recognized as earned.

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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

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

Earnings Per Share (“EPS”)

Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding (see Note 8). Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company’s 2004 Long Term Incentive Compensation Plan and Amended and Restated 1997 Stock Option Plan (see Note 12), the conversion of the Company’s Preferred Stock (see Note 11), or the conversion of the Redeemable Convertible Preferred Securities held by the Company’s wholly-owned unconsolidated subsidiary trust (see Note 7).

Off-Balance Sheet Financings and Liabilities

Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2006, and employment contracts for key employees, which are disclosed in Note 14, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

When allocating the purchase price to the acquired assets (tangible and intangible) and assumed liabilities of acquired businesses, it is necessary to develop estimates of fair value. The Company utilizes the services of an independent valuation consulting firm to assist in estimating fair values. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the future economic benefits that the FCC license brings to its holder and discounts them to the present. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and terminal value estimates.

Stock-Based Compensation

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. For the year ended December 31, 2006, the

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

adoption of SFAS 123(R) resulted in incremental stock-based compensation expense and a decrease in income before income taxes of $7.6 million, and a decrease in net income of $4.8 million. Additionally, the incremental stock-based compensation expense caused both basic and diluted earnings per share to decrease by $0.05 for the year ended December 31, 2006.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees (“APB 25”), to account for its stock-based awards, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Company’s employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the years ended December 31, 2005 and 2004 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

	Years Ended December 31,
	2005	2004
	(In thousands, except per share data)
Reported net income	$100,217	$123,942
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(4,823)	(4,875)
Pro forma net income	95,394	199,067
Less: Preferred stock dividends	(2)	(1,067)
Pro forma net income applicable to common stockholders (Basic)	$95,392	$118,000
Add: Interest Expense, Net—Capital Trust, net of tax	—	9,285
Pro forma net income applicable to common stockholders (Diluted)	$95,392	$127,285
Earnings per share:
Basic—as reported	$1.08	$1.32
Basic—pro forma	$1.03	$1.27
Diluted—as reported	$1.08	$1.30
Diluted—pro forma	$1.02	$1.26

Reclassifications

For comparability, certain immaterial prior year amounts have been reclassified in the consolidated statements of cash flows to conform to the 2006 presentation. On the consolidated statements of income, we have reclassified Equity in income of affiliates, net of tax from Income before income taxes to below Income tax expense (benefit). As a result, we have reclassified amounts from 2005 and 2004 to conform to this presentation. Additionally, we have reclassified interest income as a separate component of income before income taxes and equity. These reclassifications had no impact on reported net income.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In June 2006, the FASB issued FIN 48, Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 31, 2006. The Company continues to evaluate the impact of FIN 48 but does not believe that it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumption that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased $26.4 million, net of tax. Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial statements.

3.                 Acquisitions, Dispositions and Investments

Acquisition of WKCF-TV Clermont, Florida (“WKCF-TV”)   On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate in Orlando, Florida, for $217.5 million in cash funded with a combination of cash on hand and a borrowing of $100 million under the Company’s $500 million credit facility. This acquisition has been accounted for as a purchase

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

business combination and the pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

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

Investments as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Internet Broadcasting	$19,158	$11,308
Ripe TV	7,313	4,479
Arizona Diamondbacks	5,982	5,982
Capital Trust	4,021	4,021
USDTV	—	1,529
ProAct	60	60
Other	3,920	3,942
Total investments	$40,454	$31,321

Investment in Ripe Digital Entertainment, Inc.   On August 14, 2006, the Company made an additional investment of $4.1 million in Ripe Digital Entertainment, Inc. (“Ripe TV”) resulting in a total investment of $9.1 million which represents a 24.7% ownership interest. In addition, the Company has committed to invest an additional $1.9 million in Ripe TV in 2007. Ripe TV was formed in 2003 to start an advertising-supported digital video-on-demand program network. Launched in October 2005, the program service targets men aged 18-34 and is available for distribution via digital cable, broadband and/or wireless systems. Since July 27, 2005, Steven A. Hobbs, Executive Vice President and Chief Legal and Development Officer, and since August 14, 2006, Terry Mackin, Executive Vice President, have served on the Board of Directors of Ripe TV, from which they do not receive compensation for their services. We account for this investment using the equity method.

Investment in USDTV.   During the year December 31, 2006, the Company owned 6.175% of U.S. Digital Television, Inc. (“USDTV”). USDTV was formed to provide a national digital subscription-based television programming distribution service using portions of the digital television spectrum. In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million and included the write off in Other Expense for the quarter ended June 30, 2006 in the accompanying condensed consolidated statements of income. In September 2006, USDTV sold substantially all its assets to a third party and assigned its spectrum lease with KOAT, our Albuquerque, New Mexico station, to the buyer.

Investment in Internet Broadcasting Systems, Inc.   During the periods presented the Company had an investment in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and, during the periods presented through December 22, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies. Internet Broadcasting operates a national network of station Websites under operating agreements with various television station groups, including the Company. IBS/HATV LLC owned the Websites for each of the Company’s television

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

stations. The initial $20 million investment in exchange for shares of preferred stock (representing an approximately 24% equity interest in Internet Broadcasting) was made in December 1999, followed by an additional $6 million investment in bridge loans issued by Internet Broadcasting in May 2001.

On December 22, 2005, the investment in Internet Broadcasting and the IBS/HATV LLC relationship were strategically restructured to provide for new content initiatives, new sales opportunities and enhanced capital resources for Internet Broadcasting. Under the new arrangement, Internet Broadcasting continues to manage a national network of station Websites under various operating agreements. However, IBS/HATV LLC and its subsidiaries were dissolved resulting in the recognition of local Website operating results directly on the books of the Company’s television stations as of January 2006.

•       Investment in Internet Broadcasting.   As a result of the restructuring on December 22, 2005, the Company’s investment in preferred stock and bridge loans was converted into shares of Internet Broadcasting common stock, increasing the Company’s ownership percentage from 24% to 31.1%. Subsequently, in January 2006, the Company purchased Internet Broadcasting common stock from an existing Internet Broadcasting investor for $5.5 million, increasing its ownership percentage to 39.2%. We continue to account for our investment in Internet Broadcasting using the equity method.

•       IBS/HATV LLC (Limited Liability Company).   As described above, a component of the restructuring was the dissolution of IBS/HATV LLC, effective December 31, 2005. In 2006, the Company received its share of the LLC’s assets. IBS/HATV LLC was owned 49.9% by HTV and 50.1% by Internet Broadcasting. Controlled and managed by Internet Broadcasting, IBS/HATV LLC was the parent company of 26 wholly-owned subsidiary limited liability companies established to own and operate the Websites for each of the Company’s television stations. As a result of the restructuring, those 26 subsidiaries were also dissolved and their assets were transferred to the Company. Prior to the restructuring, we accounted for our investment in IBS/HATV LLC using the equity method.

Investment in NBC/Hearst-Argyle Syndication, LLC.   Effective December 31, 2005, NBC and the Company concluded the NBC/Hearst-Argyle syndication venture and the Company recorded a loss of $2.5 million within Other expense. The Company’s 20% share in the results of NBC/Hearst-Argyle Syndication, LLC was included in Equity in (income) loss of affiliates, net of tax in the accompanying Consolidated Statements of Income for the year ended December 31, 2004. We accounted for this investment using the equity method.

Investment in Capital Trust.   On December 20, 2001, the Company purchased all of the Capital Trust’s common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. On December 31, 2004, the Company redeemed a portion of the subordinated debentures (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock and $70.0 million of preferred securities. The Subordinated Debentures are presented as Note payable to Capital Trust of $134.0 million in the Company’s Consolidated Balance Sheets. The Capital Trust does not hold any other significant assets other than note receivable from the Company for the Subordinated Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, we account for this investment using the equity method.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The earnings attributable to this investment are the Company’s interest payments made on $6.2 million of the Subordinated Debentures outstanding for the year ended December 31, 2004 and $4.0 million of the Subordinated Debentures outstanding for the years ended December 31, 2005 and 2006. The Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures (see Note 7).

Investment in NBC Weather Plus.   In November 2004, NBC Weather Plus Network (“Weather Plus”) was formed to launch the first digital local and national weather network using a portion of the digital spectrum of NBC-affiliated television stations. Weather Plus is a 50/50 joint venture between two member limited liability companies: NBC News Bureaus, Inc. and Weather Network Affiliates Company, LLC. NBC-affiliated stations participated in the venture by investing in Weather Network Affiliates Company, LLC. We have a minority interest in Weather Network Affiliates Company, LLC. Since November 2004 we have launched Weather Plus in all ten of our NBC-affiliated markets. We account for this investment using the cost method.

Other Investments.   The majority of the other investments are broadcast tower partnerships.

4.                 Goodwill and Intangible Assets

The carrying value of goodwill and intangible assets as of December 31, 2006 and 2005 consisted of the following:

	December 31, 2006	December 31, 2005
	(In thousands)
Total intangible assets subject to amortization	$106,783	$111,983
Intangible assets not subject to amortization—FCC licenses	2,413,257	2,284,103
Total intangible assets, net	$2,520,040	$2,396,086
Goodwill	$816,724	$731,687

The increase in goodwill and intangible assets is due to purchase accounting related to the WKCF-TV acquisition, completed on August 31, 2006. The Company’s final valuation resulted in $85.0 million in goodwill and $129.2 million in FCC licenses, each of which have an indefinite life and are therefore not amortized for book purposes but will be amortized for tax purposes. Additionally, the Company’s final valuation resulted in $1.1 million in advertiser client base which will be amortized over a period of one year.

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

In performing the annual impairment test, the estimated fair value of each station’s FCC license and enterprise value is determined based on the present value of future cash flows. For the year ended December 31, 2006, the Company has determined based on the present value of future cash flows that no impairment of each station’s FCC license and enterprise value exists. When performing the annual

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

impairment test in 2005, we determined that the estimates of future cash flows at our station, WDSU-TV in New Orleans, Louisiana, were negatively impacted due to Hurricane Katrina and as a result, the Company recorded a $29.2 million write down of its indefinite lived intangible assets and goodwill for the year ended December 31, 2005 which was comprised of $26.2 million of FCC license and $3.0 million of goodwill.

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

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142 as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(In thousands)
Intangible assets subject to amortization:
Advertiser client base	$124,035	$73,967	$50,068	$122,891	$70,050	$52,841
Network affiliations	95,493	38,880	56,613	95,493	36,489	59,004
Other	743	641	102	743	605	138
Total intangible assets subject to amortization	$220,271	$113,488	$106,783	$219,127	$107,144	$111,983

The Company’s amortization expense for definite-lived intangible assets was approximately $6.3 million in the year ended December 31, 2006. Estimated annual intangible asset amortization expense is approximately $6.8 million in 2007 and $6.0 million in each of the next four years.

5.                 Accrued Liabilities

Accrued liabilities as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Payroll, benefits and related costs	$20,738	$17,075
Accrued income taxes	18,692	10,307
Accrued interest	8,792	9,462
Accrued vacation	5,855	5,438
Accrued payables	4,128	3,111
Other taxes payable	1,826	1,777
Other accrued liabilities	6,484	3,963
Total accrued liabilities	$66,515	$51,133

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

6.                 Long-Term Debt

Long-term debt as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Revolving Credit Facility	$100,000	$—
Senior Notes	407,110	417,110
Private Placement Debt	360,000	450,000
Capital Lease Obligations	60	107
	$867,170	$867,217
Less: Current maturities	(90,048)	(90,047)
Total long-term debt	$777,122	$777,170

Credit Facility

In November 2006, we increased our five-year unsecured revolving credit facility which matures on April 15, 2010 to $500 million. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. We have borrowed $100.0 million under the credit facility as of December 31, 2006. The annualized weighted average interest rate for our credit facility outstanding is 6.2% for the year ended December 31, 2006.

Senior Notes

At December 31, 2006, the Senior Notes, which are unsecured obligations, consisted of $125 million principal amount of 7.0% senior notes due November 2007; $166 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. In the first quarter of 2006, the Company repurchased $10 million of 7.00% senior notes due 2018.  As of December 31, 2006, the Company has the ability and intent to refinance its 7% senior notes due November 2007 and therefore has continued to classify the debt as a long-term obligation.

At December 31, 2005, the Senior Notes, which are unsecured obligations, consisted of $125 million principal amount of 7.0% senior notes due November 2007; $176 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. Initially issued in November 1997 and January 1998, proceeds from the senior notes were used to repay then existing debt. On December 13, 2005, we repurchased $15 million of our 7.5% senior notes due 2027.

Private Placement Debt

At December 31, 2006, the Private Placement Debt consists of $360 million in senior, unsecured notes, which bear interest at 7.18% per year. The first of five mandatory $90 million annual payment

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

installments was made on December 15, 2006. The second mandatory $90 million payment will be made on December 15, 2007. The Notes were initially issued in connection with the January 1, 1999 acquisition of KCRA-TV in Sacramento, California.

Capital Lease Obligations

We have capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. We had capital lease obligations of approximately $0.1 million as of December 31, 2006 and 2005. The capital leases have terms which expire at various dates through 2008.

Aggregate Maturities of Total Debt

Approximate aggregate annual maturities of total debt (including capital lease obligations) are as follows (in thousands):

2007	215,048	(1)
2008	90,012
2009	90,000
2010	190,000
2011	0
Thereafter	282,110
Total	$867,170

(1)          The Company has the ability and intent to refinance its $125,000 principal amount of 7% senior notes due November 2007 and therefore has continued to classify the debt at a long-term obligation on the consolidated balance sheet.

Debt Covenants and Restrictions

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company’s credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2006.

Interest Rate Risk Management

The Company is not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future. We may also consider in the future certain interest rate swap arrangements or debt-for-debt exchanges.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Interest Expense, net

Interest expense, net for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
	(In thousands)
Interest on borrowings:
Credit Facility	$2,663	$465	$289
Senior Notes	29,514	31,578	30,903
Private Placement Debt	32,023	32,310	32,310
Amortization of deferred financings costs and other	1,903	2,424	1,943
Total interest expense	66,103	66,777	65,445
Interest income	(6,229)	(3,402)	(1,715)
Total interest expense, net	$59,874	$63,375	$63,730

7.                 Note Payable to Capital Trust

As of December 31, 2006, the Company has outstanding $134.0 million aggregate principal amount of Series B Debentures which are convertible into 5,128 shares of Series A Common Stock in the aggregate.

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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Interest Expense, net—Capital Trust

Interest expense, net—Capital Trust is interest expense incurred net of equity interest in earnings of the Company’s Series B Debentures issued by its wholly owned unconsolidated subsidiary trust (the “Capital Trust”). Interest expense, net in 2004 includes a $3.7 million premium paid for the redemption of the Series A Debentures. For the years ended December 31, 2006, 2005 and 2004 the Company incurred interest expense on the Debentures issued by the Capital Trust as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Interest on Subordinated Debentures:
Series B Subordinated Debentures	$10,052	$10,052	$10,052
Series A Subordinated Debentures	—	—	5,412
Premium paid on redemption of Series A Subordinated Debentures	—	—	3,789
Gain on redemption of Capital Trust common stock	—	—	(114)
Total interest expense	10,052	10,052	19,139
Equity in earnings of Capital Trust	(302)	(302)	(464)
Total interest expense, net—Capital Trust	$9,750	$9,750	$18,675

8.                 Earnings Per Share

The calculation of basic EPS for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of dilutive common stock equivalent shares. The following tables set forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS 128, Earnings Per Share (in thousands except per share data):

	Year Ended December 31,
	2006	2005	2004
Reported net income	$98,723	$100,217	$123,942
Less: Preferred stock dividends	—	(2)	(1,067)
Income applicable to common stockholders (Basic)	$98,723	$100,215	$122,875
Add: Interest Expense, Net—Capital Trust, net of tax	—	—	9,285
Income applicable to common stockholders (Diluted)	$98,723	$100,215	$132,160
Basic shares	92,745	92,826	92,928
Basic EPS	$1.06	$1.08	$1.32
Diluted shares	93,353	93,214	101,406
Diluted EPS	$1.06	$1.08	$1.30
Basic shares	92,745	92,826	92,928
Add: Shares issued upon assumed exercise of stock options	608	388	543
Add: Shares issued upon conversion of Series A Redeemable Convertible Preferred Securities—if dilutive	—	—	2,807
Add: Shares issued upon conversion of Series B Redeemable Convertible Preferred Securities—if dilutive	—	—	5,128
Diluted shares	93,353	93,214	101,406

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Common stock options for 6,566,936, 3,657,174 and 2,916,270 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of December 31, 2006, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares during the calculation period.

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation. The Series A Convertible Preferred Securities were redeemed on December 31, 2004 and therefore had no impact on the 2005 or 2006 periods. For the year ended December 31, 2004, 7,935,068 shares of Series A Common Stock to be issued upon the conversion of 1,400,000 shares of Series A 7.5% Redeemable Convertible Preferred Securities and 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are included in the number of common shares used in the calculation of diluted EPS.

The Series A and B Preferred Stock were redeemed in full as of January 1, 2005. For the year ended December 31, 2004, 5,781,000 shares of Series A Preferred Stock, and 5,470,000 shares of Series B Preferred Stock and the related dividends were included in the calculation of diluted EPS.

9.                 Income Taxes

The provision (benefit) for income taxes relating to income for the years ended December 31, 2006, 2005 and 2004, consisted of the following:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Current:
State and local	$7,593	$5,671	$6,761
Federal	41,426	(8,328)	49,475
	$49,019	$(2,657)	$56,236
Deferred:
State and local	$1,534	$(7,096)	$1,976
Federal	7,857	12,765	17,512
	$9,391	$5,669	$19,488
Provision for income taxes	$58,410	$3,012	$75,724

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The Company’s effective income tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax examinations, amount of deductions or changes in the deferred tax valuation allowance. The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 varied from the statutory U.S. Federal income tax rate due to the following:

	2006	2005	2004
Statutory U. S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	3.8	(0.9)	2.9
Other non-deductible business expenses	0.2	1.3	0.3
Change in valuation allowances and other estimates	(1.6)	(31.6)	—
Other	(0.1)	(0.8)	(0.1)
Effective income tax rate	37.3%	3.0%	38.1%

The increase in our Federal current tax expense and effective tax rate for the year ended December 31, 2006, primarily relates to an increase in income before income taxes from $101.8 million for the year ended December 31, 2005 to $156.7 million for the year ended December 31, 2006; and $37.4 million in tax benefits recorded as a result of the settlement of certain tax return examinations and changes in Ohio tax law in the year ended December 31, 2005.

Deferred income tax liabilities and assets at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(In thousands)
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$39,267	$26,994
Accelerated funding of pension benefit obligation	(21,823)	13,352
Difference between book and tax basis of intangible assets	820,785	804,926
Total deferred income tax liabilities	$838,229	$845,272
Deferred income tax assets:
Accrued expenses and other	$4,672	$4,029
Operating and Capital loss carryforwards	31,098	33,265
	35,770	37,294
Less: Valuation allowance	(31,098)	(33,265)
Total deferred income tax assets	4,672	4,029
Net deferred income tax liabilities	$833,557	$841,243

At December 31, 2006, net deferred tax liabilities include a deferred tax asset of $2.8 relating to stock-based compensation expense under SFAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date. The provisions of SFAS 123(R), however, do not allow a valuation allowance to be recorded unless the company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of our Series A Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note 12 for additional discussion of SFAS 123(R).

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2006, we had state net operating loss carryforwards (tax effected) of $25.5 million and other capital loss carryforwards (tax effected) of $5.5 million, respectively expiring through 2026 and in 2009. The valuation allowance represents the uncertainty associated with the realization of these tax benefits. The change in the valuation allowance for 2006 is the result of the Company’s utilization of approximately $2.1 million in capital loss carryforwards.

The net deferred income tax liabilities are presented under the following captions on the Company’s consolidated balance sheets:

	2006	2005
	(In thousands)
Deferred income tax liability	$838,229	$845,272
Deferred income tax asset (current)	4,672	4,029
Net deferred income tax liability	$833,557	$841,243

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

Common Stock Repurchase

In May 1998 the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

market or in private transactions, subject to market conditions and management’s discretion. During 2006, the Company repurchased 129,150 shares of Series A Common Stock at a cost of $2.8 million and an average per share price of $21.52. Between May 1998 and December 31, 2006, the Company repurchased approximately 4.5 million shares of Series A Common Stock at a cost of approximately $110.8 million and an average price of $24.87. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and its indirect wholly-owned subsidiary Hearst Broadcasting, Inc. (“Hearst Broadcasting”) are authorized by Hearst’s Board of Directors to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise. As of December 31, 2006, under this plan Hearst had purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock. Hearst’s ownership of the Company’s outstanding common stock was 73.8% and 70.5% as of December 31, 2006 and 2005, respectively.

Common Stock Dividends

During the year ended December 31, 2006, the Company’s Board of Directors declared cash dividends as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 31, 2006	April 5, 2006	April 15, 2006	$6,485	$4,636
$0.07	May 4, 2006	July 5, 2006	July 15, 2006	$6,493	$4,768
$0.07	September 21, 2006	October 5, 2006	October 15, 2006	$6,490	$4,816
$0.07	December 7, 2006	January 5, 2007	January 15, 2007	$6,523	$4,816

11.          Preferred Stock

Under the Company’s Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share. At December 31, 2006 and 2005, there was no Preferred Stock outstanding. There were 5,470,000 shares of Series B Preferred Stock and 5,781,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2004. The Preferred Stock had a cash dividend feature whereby each share accrued $65 per share annually, to be paid quarterly.

On January 1, 2004, the Company redeemed 1,600,000 shares of Series A Preferred Stock and on December 10, 2004, the Company redeemed 5,468,000 shares of Series B Preferred Stock. On January 1, 2005, 5,781,000 shares of Series A Preferred Stock and 5,470,000 shares of Series B Preferred Stock were redeemed.

12.          Employee Stock Plans

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. For the year ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense, as well as a decrease in income before income taxes of $7.6 million, and a decrease in net income of $4.8 million. Additionally, the incremental stock-based compensation expense caused both basic and diluted earnings per share to decrease by $0.05 for the year ended December 31, 2006.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

On May 5, 2004, the Company’s stockholders and Board of Directors approved the 2004 Long Term Incentive Compensation Plan, which the Board further amended in July 2006 (as amended, the “Incentive Compensation Plan”). The Incentive Compensation Plan is intended to replace the Amended and Restated 1997 Stock Option Plan (the “Stock Option Plan”) with respect to new grants and all grants made after May 5, 2004 are made under the new Incentive Compensation Plan. Under the Incentive Compensation Plan the Company may award various forms of incentive compensation, including stock options and restricted stock, to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the Incentive Compensation Plan 3.6 million shares of Series A Common Stock. As of December 31, 2006, under the Incentive Compensation Plan stock options were granted with exercise prices equal to the market price of the underlying stock as of the date of grant. Each option is exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant. Generally, options granted to employees under the Incentive Compensation Plan cliff-vest after three years commencing on the effective date of the grant.

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

A summary of the status of the Company’s Stock Option Plan and Incentive Compensation Plan, and changes for the years ended December 31, 2006, 2005 and 2004 is presented below (not in thousands):

		Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2003	7,424,472	$22.71
Granted	1,272,900	25.63
Exercised	(455,056)	18.97
Forfeited	(181,887)	24.06
Outstanding at December 31, 2004	8,060,429	$23.36
Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02
Outstanding at December 31, 2005	8,520,847	$23.53
Granted	756,650	25.40
Exercised	(391,213)	19.70
Forfeited	(79,988)	24.92
Outstanding at December 31, 2006	8,806,296	$23.85
Exercisable at December 31, 2004	4,392,112	$21.84
Exercisable at December 31, 2005	4,720,837	$22.25
Exercisable at December 31, 2006	5,490,211	$23.10

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Outstanding Options at December 31, 2006	Weighted Average Outstanding Price
$18.56-$21.59	2,206,760	4.35	$13,084,646	$19.57
$22.08-$24.89	2,345,400	7.61	3,327,950	$24.08
$25.13-$26.81	4,092,022	6.01	222,163	$25.80
$27.75-$29.00	148,114	1.21	—	$28.87
$35.25-$36.44	14,000	1.61	—	$36.44
	8,806,296	5.93	$16,634,759	$23.85

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2006	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Outstanding Options at December 31, 2006	Weighted Average Exercise Price
$18.56-$21.59	2,186,760	4.30	$12,996,046	$19.56
$22.08-$24.89	1,062,000	6.04	1,506,220	$24.08
$25.13-$26.81	2,095,837	4.08	222,103	$25.85
$27.75-$29.00	131,614	1.10	—	$28.93
$35.25-$36.44	14,000	1.61	—	$36.44
	5,490,211	4.47	$14,724,369	$23.10

Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company’s options were calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted was $7.49 for the year ended December 31, 2006. The weighted average grant date fair value of options granted was $7.63 for the year ended December 31, 2005. The total intrinsic value (the difference between market price and exercise price) of options exercised during the year ended December 31, 2006 was $2.0 million. The total intrinsic value (the difference between market price and exercise price) of options exercised during the year ended December 31, 2005 was $4.2 million. The total fair value of shares vested during the year ended December 31, 2006 was $7.7 million. The total fair value of shares vested during the year ended December 31, 2005 was $7.4 million.

The following assumptions were used in the Black Scholes option-pricing model to value options granted during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Expected life	5.9 Years	5.9 years	5.0 years
Volatility factor	25.09%	27.71%	30.14%
Risk-free interest rate	4.45%	4.43%	3.72%
Dividend yield	1.20%	1.12%	0.94%

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The expected life of options granted was estimated based on the historical exercise behavior of employees. The expected volatility factor was based on historical volatility over the period equal to the stock option’s expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the date of the grant for a period equal to the expected term of the option.

Under the Incentive Compensation Plan, the Company awarded an aggregate of 167,000 restricted stock units to certain non-employee directors and employees during the year ended December 31, 2006. Non-employee directors received 5,000 shares which will vest two years from their grant date. Certain employees of the Company received 162,000 shares which will vest three years from their grant date. The fair value is equal to the market value on the date of grant. A summary of the outstanding unvested restricted stock units as of December 31, 2006 and activity during the year ended December 31, 2006 is presented below:

Restricted Stock Outstanding
	Number of Restricted	Weighted Average
	Stock Units	Common Stock Price
Balance at January 1, 2006	—	$—
Granted	167,000	25.62
Vested	—	—
Forfeited	—	—
Balance at December 31, 2006	167,000	$25.62

The grant date fair value of restricted stock units granted to non-employee directors was $21.07. The grant date fair value of restricted stock units granted to employees was $25.64. Because this is a time based award, the expense is charged ratably over the vesting period.

In April 1999, we implemented a non-compensatory employee stock purchase plan (“ESPP”) in accordance with Internal Revenue Code Section 423. The ESPP allows employees to purchase shares of our Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. We reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 107,702 and 102,934 shares for aggregate proceeds of approximately $2.1 million and $2.2 million in the years ended December 31, 2006 and 2005, respectively.  In accordance with SFAS 123(R), we recorded $0.4 million in stock-based compensation expense for the year ended December 31, 2006.

The total compensation cost of share-based awards recognized for the year ended December 31, 2006 was $7.6 million. The total tax benefit related thereto was $2.8 million for the year ended December 31, 2006. For the year ended December 31, 2006 the tax benefit realized from the exercise of stock options was $0.8 million. As of December 31 2006, there was $16.1 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any. Of the total $16.1 million, we expect to recognize approximately 49% in 2007, 35% in 2008 and 16% in 2009, assuming average forfeitures. We received $7.7 million upon the exercise of stock options during the year ended December 31, 2006, and we received $6.8 million upon the exercise of stock options during the year ended December 31, 2005.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

13.   Related Party Transactions

The Hearst Corporation.   As of December 31, 2006, Hearst beneficially owned approximately 53.0% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.8% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst’s beneficial ownership of our Series B Common Stock entitles Hearst to elect as a class 11 of the 13 directors of our Board of Directors. During the years ended December 31, 2006, 2005 and 2004, we entered into the following transactions with Hearst or parties related to Hearst:

•       Hearst Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices. Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million. We expect to record approximately $1.4 million in rent expense annually under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which we will amortize over the lease term.

•       Management Agreement.   We recorded revenue of approximately $6.7 million, $4.6 million, and $4.2 million in the years ended December 31, 2006, 2005 and 2004, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain management services, such as sales, news, programming, and financial and accounting management services, to certain Hearst owned or operated television and radio stations. We believe that the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•       Services Agreement.   We incurred expenses of approximately $5.0 million, $4.8 million and $3.8 million in the years ended December 31, 2006, 2005 and 2004, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, financial, legal, insurance, data processing, and employee benefits administration. We believe that the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•       Interest Expense, Net—Capital Trust.   We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $9.8 million, $9.8 million and $18.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $1.9 million, $1.9 million and $3.7 million in the years ended December 31, 2006, 2005 and 2004, respectively, was paid to Hearst.

•       Dividend on Common Stock.   Our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock, respectively, for a total amount of $26.0 million. Included in this amount was $19.0 million payable to Hearst. On December 7, 2006, our Board declared a cash dividend of $0.07 per share on our Series A and Series B Common Stock for a total of $6.5 million. Included in this amount was $4.8 million payable to Hearst. In the year ended December 31, 2005, the Company paid cash dividends of $26.0 million. Included in this amount was $18.0 million payable to Hearst. See Note 10.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

•       Radio Facilities Lease.   Pursuant to a lease agreement, Hearst paid us approximately $0.8 million, $0.9 million and $0.7 million in the years ended December 31, 2006, 2005 and 2004, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•       Lifetime Entertainment Services.   We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements. In certain instances, revenue is a fixed amount and, to a larger extent, revenue is recognized based on the number of subscribers over the contract period.  We have recorded revenue from the agreements of $17.7 million, $6.7 million and $1.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.

•       Wide Orbit, Inc.   In November 2004, we entered into an agreement with Wide Orbit, Inc. (“Wide Orbit”) for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit, Inc. In the years ended December 31, 2006, 2005 and 2004, we paid Wide Orbit approximately $1.4 million, $1.7 million and $0.9 million, respectively, under the agreement.

•       Other Transactions with Hearst.   In the years ended December 31, 2006 and 2005, we recorded net revenue of approximately $0.1 million and $0.1 million, respectively, relating to advertising sales to Hearst on behalf of Good Housekeeping, which is owned by Hearst. In the year ended December 31, 2004, we did not receive advertising revenue from Hearst.

Internet Broadcasting.   As of December 31, 2006, we owned 39.2% of Internet Broadcasting. Our share of the (income) loss of Internet Broadcasting included in Equity in (income) loss of affiliates, net of tax was ($1.5) million, $0.2 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our share of income for IBS/HATV LLC included in Equity in (income) loss of affiliates, net of tax, was $1.9 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively. We also have an agreement with Internet Broadcasting pursuant to which they provide hosting services for our corporate Internet site for a nominal amount. Since January 2001, Harry T. Hawks, our Executive Vice President and Chief Financial Officer, since October 2002, Terry Mackin, our Executive Vice President, and since December 2005, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, have served on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services.

Small Business Television.   The Company utilizes Small Business Television’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the year ended December 31, 2006 these sales generated revenue of approximately $1.6 million, of which approximately $0.9 million was distributed to the Company. In the year ended December 31, 2005 these sales generated revenue of approximately $1.4 million, of which approximately $0.8 million was distributed to the Company. In the year ended December 31, 2004 these sales generated revenue of approximately $1.2 million, of which approximately $0.7 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

NBC Weather Plus.   In 2004, we invested in Weather Network Affiliates Company, LLC (“WNAC”), which owns the NBC Weather Plus Network (“Weather Plus”). We have launched Weather Plus in all of our NBC-affiliated markets. Terry Mackin, one of our executive officers, serves as the past Chairman of the Board of the NBC Television Affiliates Association, which is the managing member and the owner of certain ownership interests in WNAC. As past NBC Affiliate Chairman, Mr. Mackin serves as chairman of the NBC Affiliates “Futures” committee, which is responsible for developing strategic projects between NBC and the NBC Affiliates. Mr. Mackin served as the Chairman of the NBC Television Affiliates Association Board from May 2004 to May 2006. Additionally, since May 2006, Mr. Mackin has served as a member of the Board of Directors of NBC Weather Plus Network LLC. Mr. Mackin does not receive compensation for his Board service.

USDTV.   During the year ended December 31, 2006, we and Hearst each owned approximately 6.175% of USDTV. In addition, our station KOAT-TV in Albuquerque, New Mexico, had an agreement to lease a portion of its digital spectrum to USDTV. In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote off its investment. In September 2006, USDTV sold substantially all its assets to a third party and assigned its spectrum lease with KOAT to the buyer.  From September 23, 2005 to June 20, 2006, Steven A. Hobbs, our Executive Vice President and Chief Legal and Development Officer, served on the Board of Directors of USDTV, from which he did not receive compensation for his services.

Other Related Parties.   In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the years ended December 31, 2006, 2005 and 2004.

14.   Other Commitments and Contingencies

We have obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2006, scheduled under contracts for programs which are currently available are as follows (in thousands):

	Program Rights	Barter Rights
2007	$50,693	$14,780
2008	8,094	147
2009	5,602	78
2010	4,793	77
2011	2,632	14
Thereafter	974	—
Total	$72,788	$15,096

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2006, and employment contracts for key employees. Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2006 are as follows:

				Employment and
	Operating Leases	Program Rights	Barter Rights	Talent Contracts
2007	$6,157	$34,345	$10,846	$75,909
2008	4,875	62,574	17,960	43,642
2009	4,019	54,909	17,690	15,870
2010	2,805	49,881	15,768	3,999
2011	2,078	30,132	12,169	1,416
Thereafter	7,929	15,073	8,975	291
Total	$27,863	$246,914	$83,408	$141,127

Rent expense, net, for operating leases was approximately $8.4 million, $10.4 million and $9.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

15.   Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans, 12 employee savings plans, and other post-retirement benefit plans for active, retired and former employees. The seven defined benefit pension plans are hereafter collectively referred to as the “Pension Plans.” In addition, the Company makes contributions to three multi-employer union pension plan that provide retirement benefits to certain union employees.

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

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

Pension Plan Assets

The Pension Plans’ weighted average asset allocations as of the measurement dates September 30, 2006 and 2005, by asset category, are as follows:

	Percentage of Plan
	Assets as of September 30,
Asset Category	2006	2005
Equity	73.5%	69.3%
Fixed income	22.8%	25.2%
Real estate	3.7%	2.3%
Other	0.0%	3.2%
Total	100.0%	100.0%

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2006, 2005 and 2004:

	Pension Benefits
	2006	2005	2004
	(In thousands)
Service cost	$9,985	$9,031	$7,376
Interest cost	9,419	8,660	7,663
Expected return on plan assets	(11,116)	(9,789)	(8,940)
Amortization of initial net obligation	1	5	(95)
Amortization of prior service cost	432	432	493
Amortization of net loss	3,868	2,955	1,435
Net periodic pension cost	$12,589	$11,294	$7,932

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The following schedule presents net periodic pension cost for the Company’s post-retirement benefit plan in the years ended December 31, 2006, 2005 and 2004:

	Post-Retirement Benefits
	2006	2005	2004
	(In thousands)
Service cost	$ 132	$ 94	$ 55
Interest cost	462	374	307
Amortization of initial net obligation	18	18	18
Amortization of prior service cost	18	18	17
Amortization of net loss	243	120	15
Net periodic pension cost	$ 873	$ 624	$ 412

Summary Disclosure Schedule

The following schedule (in thousands) presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the Consolidated Balance Sheet, and additional year-end information for the Company’s Pension Plans and post-retirement benefit plan. The measurement dates for the determination of the benefit obligation, plan assets, and assumptions were September 30, 2006 and 2005.

	Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$ 166,048	$ 146,398	$ 6,577	$ 5,137
Service cost	9,985	9,031	132	94
Interest cost	9,419	8,660	461	373
Participant contributions	9	8	—	8
Benefits and administrative expenses paid	(4,949)	(4,334)	(575)	(502)
Actuarial loss	2,079	6,284	1,472	1,467
Benefit obligation at end of year	$ 182,591	$ 166,047	$ 8,067	$ 6,577
Change in plan assets:
Fair value of plan assets at beginning of year	$ 148,460	$ 117,633	—	—
Actual gain on plan assets, net	12,613	15,589	—	—
Employer contributions	1,554	19,562	575	502
Participant contributions	9	8	—	—
Benefits and administrative expenses paid	(4,949)	(4,334)	(575)	(502)
Fair value of plan assets at end of year	$ 157,687	$ 148,458	—	—
Reconciliation of funded status:
Funded status	$ (24,904)	$ (17,589)	$ (8,067)	$ (6,577)
Contributions paid during the fourth quarter	11	787	138	110
Unrecognized actuarial loss	0	53,014	—	2,262
Unrecognized prior service cost	0	2,033	—	106
Unrecognized transition asset	0	1	—	111
Net amount recognized at end of year	$ (24,893)	$ 38,246	$ (7,929)	$ (3,988)

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Amounts recognized in the Consolidated Balance Sheet (as of December 31) for years prior to the adoption of SFAS 158:
Other assets	N/A	$ 42,204	N/A	—
Other liabilities	N/A	(14,438)	N/A	(3,988)
Accumulated other comprehensive loss	N/A	10,480	N/A
Net amount recognized at end of year	N/A	$ 38,246	N/A	$ (3,988)
Amounts recognized in the Consolidated Balance Sheet (as of December 31) for years after the adoption of SFAS 158:
Other assets	$ 893	N/A	—	N/A
Other liabilities	(25,786)	N/A	(7,929)	N/A
Accumulated other comprehensive loss	—	N/A	—	N/A
Net amount recognized at end of year	$ 24,893	N/A	$ (7,929)	N/A
Amounts not yet recognized as a component of net periodic benefit cost and recognized in Accumulated other comprehensive income:
Initial net obligation	$ —	$ —	$ (93)	N/A
Prior service cost	(1,601)	N/A	(88)	N/A
Net loss	(49,726)	N/A	(3,491)	N/A
Accumulated other comprehensive loss	$ (51,327)	N/A	$ (3,672)	N/A
Cumulative employer contributions in excess of net periodic benefit cost	$ 26,434	N/A	$ (4,257)	N/A
Net amount recognized at end of year	$ (24,893)	N/A	$ (7,929)	N/A
Components of net periodic benefit cost
Service cost	$ 9,985	$ 9,030	$ 133	$ 94
Interest cost	9,419	8,661	461	373
Expected return on plan assets	(11,116)	(9,789)	—	—
Amortization of initial net asset	1	5	18	18
Amortization of prior service cost	432	432	18	18
Amortization of net loss	3,868	2,955	243	121
Net periodic benefit cost	$ 12,589	$ 11,294	$ 873	$ 624
Changes recognized in other comprehensive income
Other comprehensive (income) loss	$ (39)	$ 243	$ —	$ —
Increase in Accumulated other comprehensive income (before tax) to reflect the adoption of SFAS 158	40,886	N/A	3,672	N/A
Total recognized in other comprehensive loss	$ 40,847	$ 243	$ 3,672	$ —
Estimated amounts that will be amortized from Accumulated other comprehensive income for the year ended December 31, 2007
Initial net asset	$ —		$ 18
Prior service cost	$ 431		$ 18
Net loss	$ 3,693		$ 269
Additional year-end information for all defined benefit plans
Accumulated benefit obligation	$ 160,236	$ 147,662
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$ 68,070	$ 62,349
Accumulated benefit obligation	$ 58,491	$ 54,758
Fair value of plan assets	$ 42,274	$ 40,958

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

Contributions

During the year 2007, the Company expects to contribute approximately $6 million to the Pension Plans and approximately $0.5 million to the post-retirement benefit plan.

Expected Benefit Payments

Benefit payments for the pension plans and post retirement benefit plan for the next 10 years are expected to be as follows (in thousands):

Pension Benefits		Post-Retirement Benefits
Year ending December 31,		Year ending December 31,
2007	$ 5,130	2007	$ 544
2008	$ 5,547	2008	$ 503
2009	$ 6,449	2009	$ 521
2010	$ 7,484	2010	$ 540
2011	$ 8,244	2011	$ 547
2012-2016	$ 58,039	2012-2016	$ 2,836

Assumptions

The weighted-average assumptions used for computing the projected benefit obligation for the Company’s Pension Plans as of the measurement dates of September 30, 2006 and 2005 were as follows:

	Pension Benefits
	2006	2005
Discount rate	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%

The weighted-average assumptions used for computing the net periodic pension cost for the Company’s Pension Plans in the years ended December 31, 2006, 2005 and 2004 were as follows:

	Pension Benefits
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	4.00%	4.00%	4.00%

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

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

The weighted-average assumptions used for computing the projected benefit obligation for the Company’s post-retirement benefit plan as of the measurement dates of September 30, 2006 and 2005 are as follows:

	Post-Retirement Benefits
	2006	2005
Discount rate	6.00%	5.75%

The weighted-average assumptions used for computing the net periodic benefit cost for the Company’s post-retirement benefit plan in the years ended December 31, 2006, 2005 and 2004 are as follows:

	Post-Retirement Benefits
	2006	2005	2004
Discount rate	5.75%	6.00%	6.25%

For measurement purposes, the Company assumed a per capita health care benefit cost trend rate of 9.4% and 10.2% for persons retiring before and after age 65, respectively. These rates are assumed to decrease gradually to 5% in 2013 and remain level thereafter. A Part D Subsidy trend rate of 12% was assumed for the Company. These rates are assumed to decrease gradually to 5% in 2013 and remain level thereafter. Previously, a per capita health care benefit cost trend rate of 10.3% and 11% for persons retiring before and after age 65, respectively was assumed for 2005. These rates are assumed to decrease gradually to 5% by 2013 and remain at that level thereafter.

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
(In thousands)
Effect on total of service cost and interest cost components	$ 72	$ (60)
Effect on postretirement benefit obligation	$ 895	$ (757)

Savings Plans

The Company’s qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain of the Company’s (but not all) 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% (i.e. the Company matches up to 3%) of the employee’s compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2006, 2005 and 2004 were approximately $2.8 million, $2.7 million and $2.5 million, respectively.

Multi-Employer Pension Plan

The Company participates in three multi-employer pension plans providing retirement benefits to certain union employees. The Company’s contributions to the multiemployer union pension plans were

HEARST-ARGYLE TELEVISION, INC.
Notes to Consolidated Financial Statements (Continued)

$0.9 million, $0.8 million and $0.8 million in the years ended December 31, 2006, 2005 and 2004. No information is available for each of the other contributing employers for this plan.

16.          Fair Value of Financial Instruments

The carrying amounts and the estimated fair values of the Company’s financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$ 407,110	$ 427,487	$ 417,110	$ 434,830
Private Placement Debt	$ 360,000	$ 372,147	$ 450,000	$ 484,676
Note Payable to Capital Trust	$ 134,021	$ 143,302	$ 134,021	$ 144,546

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

17.          Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005(b)	2006	2005	2006	2005(c)
(In thousands, except per share data)
Total revenue	$ 174,017	$ 162,279	$ 193,964	$ 188,453	$ 182,993	$ 164,173	$ 234,428	$ 191,978
Operating income	$ 39,237	$ 39,268	$ 56,653	$ 63,700	$ 43,166	$ 36,538	$ 89,719	$ 37,935
Net income	$ 13,017	$ 13,075	$ 25,017	$ 65,614	$ 16,543	$ 11,678	$ 44,146	$ 9,850
Income applicable to common stockholders	$ 13,017	$ 13,073	$ 25,017	$ 65,614	$ 16,543	$ 11,678	$ 44,146	$ 9,850
Income per common share basic:(a)
Net income	$ 0.14	$ 0.14	$ 0.27	$ 0.71	$ 0.18	$ 0.13	$ 0.48	$ 0.11
Number of common shares used in the calculation	92,655	92,849	92,733	92,810	92,721	92,867	92,871	92,777
Income per common share diluted:(a)
Net income	$ 0.14	$ 0.14	$ 0.27	$ 0.68	$ 0.18	$ 0.13	$ 0.46	$ 0.11
Number of common shares used in the calculation	93,191	93,319	93,197	98,334	93,154	93,254	98,971	93,076
Dividends declared per share	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07	$ 0.07

(a)                 Per common share amounts for the quarters and the full years have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period and, with regard to diluted per common share amounts only, because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

(b)                During the second quarter of 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

(c)                 In December 2005, we recorded an impairment charge of $29.2 million to write down to fair value WDSU’s FCC license and goodwill.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.   Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006.

(b)   Management’s Annual Report on Internal Control Over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, the Company uses the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Using the COSO Framework our management, including the CEO and CFO, evaluated the Company’s internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2006. Deloitte & Touche LLP, the independent registered public accounting firm that audits our consolidated financial statements included in this annual report, has issued an attestation report on our management’s assessment of internal control over financial reporting, which is included below.

(c)   Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Hearst-Argyle Television, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 26, 2007

(d)   Changes in Internal Control Over Financial Reporting.   Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended December 31, 2006. That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information called for by Item 10 will be set forth in our definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders to be held on May 3, 2007, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”), and is incorporated by reference into this report.

ITEM 11.         EXECUTIVE COMPENSATION

Information called for by Item 11 will be set forth in the 2007 Proxy Statement, and is incorporated by reference into this report.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 will be set forth in our 2007 Proxy Statement, and is incorporated by reference into this report.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information called for by Item 13 will be set forth in our 2007 Proxy Statement, and is incorporated by reference into this report.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information called for by Item 14 will be set forth in the 2007 Proxy Statement, and is incorporated by reference into this report.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
HEARST-ARGYLE TELEVISION, INC.

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
Description	Year	Expenses	Deductions(1)	Year
Year Ended December 31, 2004:
Allowance for uncollectible accounts	$4,109,000	$125,000	$(950,000)	$3,284,000
Year Ended December 31, 2005:
Allowance for uncollectible accounts	$3,284,000	$888,000	$(1,229,000)	$2,943,000
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$2,943,000	$916,000	$(1,479,000)	$2,380,000

(1)          Net write-off of accounts receivable.

(3)   The following exhibits are filed as a part of this report:

Exhibit
No.	Description
10.5	Amendment No. 9 to Service Agreement, dated as January 1, 2007, between the Company and The Hearst Corporation.
10.6	Fourth Extension of the Amended and Renewed Option Agreement, dated as of January 1, 2007, between the Company and The Hearst Corporation.
10.7	Fourth Extension of the Amended Studio Lease Agreement, dated as of January 1, 2007, between the Company and The Hearst Corporation.
10.10	Incremental Credit Agreement dated as of November 21, 2006, among the Company, the Incremental Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.15	Amended and Restated Employment Agreement, dated as of January 1, 2005, between the Company and Harry T. Hawks.
10.18	Employment Agreement, dated as of January 1, 2007, between the Company and Philip M. Stolz.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (contained on signature page).
31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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
10.2

Affiliation Agreement, dated as of December 4, 2005, between the ABC Television Network and the Company (incorporated by reference to Exhibit 10.2 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.5	Amendment No. 9 to Service Agreement, dated as of January 1, 2007, between the Company and The Hearst Corporation.
10.6	Fourth Extension of the Amended and Renewed Option Agreement, dated as of January 1, 2007, between the Company and The Hearst Corporation.
10.7	Fourth Extension of the Amended Studio Lease Agreement, dated as of January 1, 2007, between the Company and The Hearst Corporation.
10.8

Amended and Restated Retransmission Rights Agency Agreement, dated as of January 31, 2006, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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

10.10	Incremental Credit Agreement dated as of November 21, 2006, among the Company, the Incremental Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent.
10.11	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).

10.12	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 28, 2004).
10.14	Employment Agreement, dated as of December 22, 2005, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 22, 2005).
10.15	Amended and Restated Employment Agreement, dated as of January 1, 2005, between the Company and Harry T. Hawks.
10.16	Employment Agreement, dated as of January 1, 2006, between the Company and Steven A. Hobbs (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed February 10, 2006).
10.17	Employment Agreement, dated as of January 1, 2006, between the Company and Terry Mackin (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed February 10, 2006).
10.18	Employment Agreement, dated as of January 1, 2007, between the Company and Philip M. Stolz.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (contained on signature page).
31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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
Dated: February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date
/s/ DAVID J. BARRETT	President, Chief Executive	February 23, 2007
David J. Barrett	Officer and Director
(Principal Executive Officer)
/s/ HARRY T. HAWKS	Executive Vice President and	February 23, 2007
Harry T. Hawks	Chief Financial Officer
(Principal Financial Officer)
/s/ LYDIA G. BROWN	Corporate Controller	February 23, 2007
Lydia G. Brown	(Principal Accounting Officer)
/s/ VICTOR F. GANZI	Chairman of the Board	February 23, 2007
Victor F. Ganzi
/s/ FRANK A. BENNACK, JR.	Director	February 23, 2007
Frank A. Bennack, Jr.
/s/ JOHN G. CONOMIKES	Director	February 23, 2007
John G. Conomikes
/s/ KEN J. ELKINS	Director	February 23, 2007
Ken J. Elkins
/s/ GEORGE R. HEARST, JR.	Director	February 23, 2007
George R. Hearst, Jr.
/s/ WILLIAM R. HEARST, III	Director	February 23, 2007
William R. Hearst, III
/s/ BOB MARBUT	Director	February 23, 2007
Bob Marbut

/s/ GILBERT C. MAURER	Director	February 23, 2007
Gilbert C. Maurer
/s/ MICHAEL E. PULITZER, SR.	Director	February 23, 2007
Michael E. Pulitzer, Sr.
/s/ DAVID PULVER	Director	February 23, 2007
David Pulver
/s/ CAROLINE L. WILLIAMS	Director	February 23, 2007
Caroline L. Williams