Form 10-Q
period 2007-03-31
HEARST ARGYLE TELEVISION INC
filed 2007-04-30
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Shares of the registrant’s common stock outstanding as of April 23, 2007: 93,623,530 shares (consisting of 52,324,882 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

Part I
Financial Information
Item 1. Financial Statements
HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$31,964	$18,610
Accounts receivable, net	142,718	161,783
Program and barter rights	46,053	67,949
Deferred income tax asset	4,672	4,672
Other	6,367	5,671
Total current assets	231,774	258,685
Property, plant and equipment, net	293,404	295,094
Intangible assets, net	2,518,273	2,520,040
Goodwill	816,727	816,724
Other assets:
Deferred financing costs, net	9,200	9,648
Investments	40,688	40,454
Program and barter rights, noncurrent	13,641	15,227
Pension and other assets	229	2,216
Total other assets	63,758	67,545
Total assets	$3,923,936	$3,958,088

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,048	$90,048
Accounts payable	14,552	18,208
Accrued liabilities	46,690	66,515
Program and barter rights payable	45,156	65,473
Payable to Hearst Corporation, net	5,572	7,317
Other	5,674	2,693
Total current liabilities	207,692	250,254
Program and barter rights payable, noncurrent	20,130	22,411
Long-term debt	777,115	777,122
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	822,932	838,229
Other liabilities	82,839	53,244
Total noncurrent liabilities	1,837,037	1,825,027
Commitments and contingencies
Stockholders’ equity:
Series A common stock	567	563
Series B common stock	413	413
Additional paid-in capital	1,319,555	1,309,578
Retained earnings	702,565	716,146
Accumulated other comprehensive loss, net	(33,109)	(33,109)
Treasury stock, at cost	(110,784)	(110,784)
Total stockholders’ equity	1,879,207	1,882,807
Total liabilities and stockholders’ equity	$3,923,936	$3,958,088

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$169,383	$174,017
Station operating expenses:
Salaries, benefits and other operating costs	101,074	96,787
Amortization of program rights	19,228	15,332
Depreciation and amortization	14,996	15,388
Corporate, general and administrative expenses	7,779	7,273
Operating income	26,306	39,237

Interest expense	15,890	16,462
Interest income	(346)	(1,302)
Interest expense, net — Capital Trust	2,438	2,438
Income before income taxes and equity earnings	8,324	21,639

Income tax expense	3,993	8,548
Equity in (income) loss of affiliates, net of tax	80	74
Net income	4,251	13,017

Income applicable to common stockholders	$4,251	$13,017

Income per common share — basic	$0.05	$0.14
Number of common shares used in the calculation	93,183	92,655

Income per common share — diluted	$0.05	$0.14
Number of common shares used in the calculation	94,189	93,191

Dividends per common share declared	$0.07	$0.07

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$4,251	$13,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,229	13,895
Amortization of intangible assets	1,767	1,493
Amortization of deferred financing costs	448	569
Amortization of program rights	19,228	15,332
Deferred income taxes	203	2,465
Equity in loss (income) of affiliates, net	80	74
Provision for doubtful accounts	285	136
Stock-based compensation expense	2,046	1,918
(Gain) or loss on disposition of assets	20	(609)
Program payments	(18,343)	(15,807)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	17,780	8,768
Decrease (increase) in Other assets	1,314	3,573
(Decrease) increase in Accounts payable and accrued liabilities	(24,497)	(7,759)
(Decrease) increase in Other liabilities	3,705	422
Net cash provided by operating activities	$21,516	$37,487

Investing Activities
Purchases of property, plant and equipment	(11,580)	(7,764)
Accrued purchases of property, plant & equipment	1,608	737
Cash proceeds from insurance recoveries	1,000	1,391
Investment in affiliates and other, net	(3)	(6,752)
Net cash used in investing activities	$(8,975)	$(12,388)

Financing Activities
Dividends paid on common stock	(6,523)	(6,486)
Series A Common Stock repurchases	—	(798)
Principal payments and repurchase of long term debt	(7)	(10,012)
Proceeds from employee stock purchase plan and stock option exercises	7,343	600
Net cash provided by (used in) financing activities	$813	$(16,696)

Increase in cash and cash equivalents	13,354	8,403
Cash and cash equivalents at beginning of period	18,610	120,065
Cash and cash equivalents at end of period	$31,964	$128,468

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

(continued)

	Three months ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$7,331	$6,790
Interest on Note payable to Capital Trust	$—	$2,438
Taxes, net of refunds	$22,926	$12,572
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$1,608	$737

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year.

For comparability, certain immaterial prior year amounts have been reclassified in the condensed consolidated statements of cash flows to conform to the 2007 presentation.  On the condensed consolidated statements of income, we have reclassified Equity in (income) loss of affiliates, net of tax from Income before income taxes to below Income tax expense (benefit).  Additionally, we have reclassified interest income from Interest expense, net as a separate component of income before income taxes and equity.  As a result, we have reclassified amounts from 2006 to conform to this presentation. These reclassifications had no impact on reported net income.

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

In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market by market basis.  As the equipment is exchanged in each of our markets, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe the adoption of SFAS 157 will have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, Accumulated other comprehensive loss increased $26.4 million, net of tax as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.

In June 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits and represent financial statement liabilities. In the event unrecognized tax positions are ultimately allowed (for example, when the matter is settled with taxing authorities or statutes of limitations expire), the benefit is recognized, generally resulting in a reduction of tax expense in the period of recognition.   FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 on January 1, 2007 resulted in a decrease to Retained earnings of $11.3 million, a decrease in Deferred income tax liability of $15.8 million and an increase to Other liabilities of $27.1 million.   See Note 7 for further discussion regarding the adoption of FIN 48.

3.    Stock-Based Compensation

On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment (“SFAS 123(R)”) using a modified prospective transition method.  For the three months ended March 31, 2007 and 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $2.0 million and $1.9 million, respectively.   The total tax benefit related thereto was $0.7 million for each of the three month periods ended March 31, 2007 and 2006.  As of March 31, 2007, there was $14.4 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans which does not include the effect of future grants of equity compensation, if any.  Of the total $14.4 million, we expect to recognize approximately 41.5% in the remaining interim periods of 2007, 39.8% in 2008 and 18.7% in 2009.

4.    Long-Term Debt

Long-term debt as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Revolving Credit Facility	$100,000	$100,000
Senior Notes (1)	407,110	407,110
Private Placement Debt	360,000	360,000
Capital Lease Obligations	53	60
	867,163	867,170
Less: Current Maturities	(90,048)	(90,048)

Total long-term debt	$777,115	$777,122

(1)             The Company has the ability and intent to refinance its $125.0 million 7% senior notes due November 2007 and therefore has continued to classify the debt as a long-term obligation.

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

	Three months ended March 31,
	2007	2006
	(Unaudited)
Income applicable to common stockholders (Basic and Diluted)	$4,251	$13,017

Basic shares	93,183	92,655
Basic EPS	$0.05	$0.14

Diluted shares	94,189	93,191
Diluted EPS	$0.05	$0.14

Basic shares	93,183	92,655
Add: Shares issued upon assumed exercise of stock options	1,006	536
Diluted shares	94,189	93,191

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended March 31, 2007 and 2006, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Stock options underlying 5,696,797 and 5,993,385 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of March 31, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $26.16 and $23.78 during the three months ended March 31, 2007 and 2006, respectively.

6.    Goodwill and Intangible Assets

	March 31, 2007	December 31, 2006
	(Unaudited)
Total intangible assets subject to amortization	$105,016	$106,783
Intangible assets not subject to amortization — FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,518,273	$2,520,040

Goodwill	$816,727	$816,724

Summarized below are the carrying value of intangible assets subject to amortization as of March 31, 2007 and December 31, 2006:

	March 31, 2007			December 31, 2006
		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$75,129	$48,906	$124,035	$73,967	$50,068
Network affiliations	95,493	39,477	56,016	95,493	38,880	56,613
Other	743	649	94	743	641	102
Total intangible assets subject to amortization:	$220,271	$115,255	$105,016	$220,271	$113,488	$106,783

The Company’s amortization expense for intangible assets was approximately $1.8 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.  Annual intangible asset amortization expense is estimated to be approximately $6.8 million in 2007 and $6.0 million in each of the next four years.

7.    Income Taxes

The income tax expense for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Current	$3,790	$6,083
Deferred	203	2,465
Income tax expense	$3,993	$8,548

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  At the date of adoption, the total amount of unrecognized tax benefits was $44.0 million, inclusive of $8.6 million for interest and penalties.   Substantially this entire amount (net of the federal benefit on state tax issues and federal and state benefit on interest) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.  At March 31, 2007, the total amount of unrecognized tax benefits was $45.2 million which is included in Other Liabilities on the Company’s condensed consolidated balance sheet.  With few exceptions, the Company is no longer subject to US Federal income tax examinations for years before 2003 and is no longer subject to state and local income tax examinations by tax authorities for years before 2000.  To date, no material adjustments have been proposed with respect to ongoing examinations.

The effective tax rate for the three months ended March 31, 2007 was 48.0% as compared to 39.5% for the three months ended March 31, 2006.  The adopted provisions of FIN 48 will result in a certain amount of variability in the effective tax rate in interim periods due to the Company’s recording of its interest expense, which is classified as a component of income taxes, as period costs.  Additionally, the Company’s effective income tax rate in a given financial statement period may be materially impacted by 1) changes in the level of earnings by taxing jurisdiction 2) changes in the expected outcome of tax examinations 3) the normal expiration of statutes of limitations or 4) the amount of deductions or changes in the deferred tax valuation allowance.

The amount of unrecognized tax benefits is expected, on a net basis, to decrease within 12 months of the reporting date due to scheduled closings of examinations and normal expirations of statutes of limitations.

The Company’s policy is to record interest and penalties accrued on prior periods unrecognized tax benefits as a component of current income tax expense in our condensed consolidated statement of income. The total amount of interest impacting the effective tax rate within the current period’s condensed consolidated statement of income was $0.6 million.

The Company’s net deferred income tax liability is as follows:

	March 31, 2007	December 31, 2006
	(Unaudited)
Deferred income tax liability	$822,932	$838,229
Deferred income tax asset	4,672	4,672
Net deferred income tax liability	$818,260	$833,557

The deferred tax liabilities primarily relate to differences between book and tax basis of the Company’s FCC licenses. In accordance with the adoption of FASB No. 142, Goodwill and Intangible Assets, effective as of January 1, 2002, the Company no longer amortizes its FCC licenses for book purposes, but instead tests them for impairment annually.  For tax purposes, the FCC licenses continue to be amortized over their remaining useful lives and, as a result, the related deferred tax liabilities will increase over time.

8.    Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended March 31, 2007, the Company did not repurchase shares of its outstanding Series A Common Stock. Between May 1998 and March 31, 2007, the Company repurchased approximately 4.5 million shares of Series A Common Stock at a cost of approximately $110.8 million and an average price of $24.87.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

The Hearst Corporation (“Hearst”) and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are authorized by the Hearst Board of Directors to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise.  During the three months ended March 31, 2007, Hearst Broadcasting did not purchase any shares of Series A Common Stock.  As of March 31, 2007, under this plan Hearst purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock.

 As of March 31, 2007 and December 31, 2006, Hearst owned 73.6% and 73.8%, respectively, of the Company’s outstanding common stock.

Common Stock Dividends

During the three months ended March 31, 2007, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 29, 2007	April 5, 2007	April 15, 2007	$6,546	$4,816

9.    Preferred Stock

Under the Company’s Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share.  At March 31, 2007 and 2006, there was no Preferred Stock outstanding.

10.    Related Party Transactions

Hearst.    As of March 31, 2007, Hearst owned approximately 52.7% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.6% of the outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the three months ended March 31, 2007 and 2006, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                        Hearst Tower Lease.  On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  For the three months ended March 31, 2007, we recorded $0.4 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                  Management Services Agreement.  We recorded revenue of approximately $1.5 million and $1.4 million in the three months ended March 31, 2007 and 2006, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in our stock option plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Intercompany Services Agreement.  We incurred expenses of approximately $1.7 million and $1.3 million in the three months ended March 31, 2007 and 2006, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net — Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million for each of the three months ended March 31, 2007 and 2006.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million in interest payments during the three months ended March 31, 2007.

•                  Dividends on Common Stock.  On March 29, 2007, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock of approximately $6.5 million. Included in this amount was approximately $4.8 million payable to Hearst. On March 31, 2006, our Board of Directors declared a cash dividend of $0.07 on our Series A and Series B Common Stock of approximately $6.5 million in the aggregate.  Included in this amount was approximately $4.6 million payable to Hearst.

•                  Radio Facilities Lease.  Pursuant to a lease agreement, Hearst paid us approximately $0.2 million for each of the three months ended March 31, 2007 and 2006. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Retransmission Consent Agreement.  We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $4.9 million and $4.6 million in the three months ended March 31, 2007 and 2006, respectively.

•                  Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit Inc. (“Wide Orbit”) Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit.  For the three months ended March 31, 2007 and 2006, we paid Wide Orbit approximately $0.5 million and $0.3 million, respectively, under the agreement.

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

•                  Other Transactions with Hearst.  In the three months ended March 31, 2007 and 2006, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.  As of March 31, 2007, we owned 39.2% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”).  Our share of the income of Internet Broadcasting included in Equity in (income) loss of affiliates, net of tax was $0.5 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.  We also have an agreement with Internet Broadcasting pursuant to which it provides hosting services for our corporate Internet site for a nominal amount.  Harry T. Hawks, Terry Mackin and Steven A. Hobbs, three of our executive officers, serve on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services.

Small Business Television.  The Company utilizes services of Small Business Television (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In each of the three month periods ended March 31, 2007 and 2006, these sales generated revenue of approximately $0.3 million of which approximately $0.2 million was distributed to SBTV.  Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

NBC Weather Plus.  In 2004, we invested in Weather Network Affiliates Company, LLC (“WNAC”), which owns the NBC Weather Plus Network (“Weather Plus”).  We have launched Weather Plus in all of our NBC-affiliated markets.  Terry Mackin, one of our executive officers, serves as the past Chairman of the Board of the NBC Television Affiliates Association, the managing member and the owner of certain ownership interests in WNAC.  As past NBC Affiliate Chairman, Mr. Mackin serves as chairman of the NBC Affiliates “Futures” committee, which is responsible for developing strategic projects between NBC and the NBC Affiliates.  Mr. Mackin served as the Chairman of the NBC Television Affiliates Association Board from May 2004 to May 2006.  Additionally, since May 2006, Mr. Mackin has served as a member of the Board of Directors of NBC Weather Plus Network LLC.  Mr. Mackin does not receive compensation for his Board service.

Ripe TV.  On August 14, 2006, the Company made an additional investment of $4.1 million in Ripe Digital Entertainment, Inc. (“Ripe TV”), resulting in a total investment of $9.1 million which represents a 24.7% ownership interest.   In the fourth quarter of 2006 the Company entered into a lease agreement with Ripe TV to sublet office space commencing January 1, 2007, for approximately $0.1 million a year.

USDTV.  During the year ended December 31, 2006, we and Hearst each owned approximately 6.175% of USDTV.  In addition, our station KOAT-TV in Albuquerque, New Mexico, had an agreement to lease a portion of its digital spectrum to USDTV which the Company terminated effective April 15, 2007.  In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote off its investment.  In September 2006, USDTV sold substantially all its assets to a third party. From September 23, 2005 to June 20, 2006, Steven A. Hobbs, one of our executive officers, served on the Board of Directors of USDTV, from which he did not receive compensation for his services.

Other Related Parties.  In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the three months ended March 31, 2007 and 2006.

11.    Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans, 12 employee savings plans, and other post-retirement benefit plans for active, retired and former employees.  In addition, the Company participates in three multi-employer union pension plans that provide retirement benefits to certain union employees.  The seven defined benefit pension plans are hereafter collectively referred to as the “Pension Plans.”

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three months ended March 31, 2007 and 2006:

	Pension Benefits
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$2,645	$2,446
Interest cost	2,700	2,355
Expected return on plan assets	(2,911)	(2,779)
Amortization of prior service cost	108	108
Amortization of net loss	924	967
Net periodic pension cost	$3,466	$3,097

The following schedule presents net periodic benefit cost for the Company’s other Post-Retirement Benefit Plans (medical and life insurance)  in the three months ended March 31, 2007 and 2006:

	Post-Retirement Benefits
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$41	$29
Interest cost	175	122
Amortization of prior service cost	10	7
Amortization of initial net obligation	10	7
Amortization of net loss	9	6
Net periodic benefit cost	$245	$171

Contributions

During the three months ended March 31, 2007, we contributed $0.4 million to our Pension Plans and we contributed approximately $0.2 million to our Post-Retirement Benefit Plans.  During the three months ended March 31, 2006, we did not make any contributions to our Pension Plans and we contributed approximately $0.2 million to our Post-Retirement Benefit Plans.  During the year ending December 31, 2007, the Company expects to contribute $5.5 million to the Pension Plans and expects to contribute approximately $0.6 million to the Post-Retirement Benefit Plans.

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

•                  Results of Operations

•                  Liquidity and Capital Resources

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

For a discussion of additional risk factors that are particular to our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites.  Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content to our audience.  Also, 13 of our stations broadcast additional channels on a multicast stream with their main digital channel.

Quarter Highlights

•                  In the February 2007 ‘sweeps’ ratings period, our stations KOCO-TV, Oklahoma City, OK; KMBC-TV, Kansas City, MO; and WISN-TV, Milwaukee, WI were the top three rated ABC affiliates in the country in prime time.

•                  During the first quarter of 2007, the Company was honored with its fourth consecutive Walter Cronkite Award, given biannually by the University of Southern California’s Annenberg School to honor television political reporting.   We are the only TV news provider to have been honored with Cronkite Awards in any category each of the four times the awards have been bestowed since they were introduced in 2001.

•                  During the first quarter of 2007, our stations were honored locally, regionally and nationally with many of television’s most prominent journalism and public-service honors, including:  35 regional Radio-Television News Directors Association (RTNDA) Edward R. Murrow Awards; nine Press Club of Atlantic City National Headliner Awards; a du Pont-Columbia Journalism Award; and a National Association of Broadcasters Education Foundation (NABEF) Service to America Award.

•                  For the three months ended March 31, 2007, the Company recorded net digital media revenue of $4.0 million compared to $3.2 million for the three months ended March 31, 2006.

•                  On January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which resulted in a decrease to Retained earnings of $11.3 million, a $15.8 million decrease to Deferred income tax liability and a $27.1 million increase to Other liabilities.

•                  Revenue from advertising during the Superbowl occurs in the first quarter of the year.  In 2006, the Superbowl aired on our 13 ABC stations and in 2007, the Superbowl aired on our two CBS stations resulting in a decrease to our local and national advertising in 2007.

Industry Trends

•                  Political advertising decreases in odd-numbered years, such as 2007, consistent with the decrease in the number of candidates running for political office in the interim national election cycle, as well as select state and local elections.

•                  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years. Consequently, our 10 NBC stations aired the 2006 Winter Olympics in February 2006 and did not record any advertising revenue associated with the Olympics in the first quarter of 2007.

•                  In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market by market basis.  As the equipment is exchanged in each of our markets, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

Results of Operations

Results of operations for the three months ended March 31, 2007 and 2006 include (i) the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; (ii) the results of operations of WKCF-TV, after our acquisition of the station, on August 31, 2006.

Three Months Ended March 31, 2007

Compared to Three Months Ended March 31, 2006

	For the three months ended March 31,
	2007	2006	$ Change	% Change
	(In thousands)
Total revenue	$169,383	$174,017	$(4,634)	-2.7%
Station operating expenses:
Salaries, benefits and other operating costs	101,074	96,787	4,287	4.4%
Amortization of program rights	19,228	15,332	3,896	25.4%
Depreciation and amortization	14,996	15,388	(392)	-2.5%
Corporate, general and administrative expenses	7,779	7,273	506	7.0%
Operating income	$26,306	$39,237	$(12,931)	-33.0%

Interest expense	15,890	16,462	(572)	-3.5%
Interest income	(346)	(1,302)	(956)	-73.4%
Interest expense, net — Capital Trust	2,438	2,438	—	0.0%
Income before income taxes and equity	$8,324	$21,639	$(13,315)	-61.5%

Income tax expense	$3,993	$8,548	$(4,555)	-53.3%
Equity in (income) loss of affiliates, net of tax	80	74	(6)	-8.1%

Net income	$4,251	$13,017	$(8,766)	-67.3%

Total revenue.    Total revenue includes:

(i)             cash advertising revenue, net of agency and national representatives’ commissions;

(ii)          retransmission consent revenue;

(iii)       net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

(iv)      network compensation;  and

(v)         other revenue, primarily barter and trade revenue, and management fees earned form Hearst.

	For the three months ended March 31,
	2007	2006	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$146,618	$152,939	$(6,321)	-4.1%
Net digital media revenue	4,024	3,173	851	26.8%
Net political revenue	1,535	2,144	(609)	-28.4%
Retransmission consent revenue	5,165	4,609	556	12.1%
Network compensation	2,489	2,005	484	24.1%
Other revenues	9,552	9,147	405	4.4%
Total revenue	$169,383	$174,017	$(4,634)	-2.7%

Total revenue in the three months ended March 31, 2007 was $169.4 million as compared to $174.0 million in the three months ended March 31, 2006, a decrease of $4.6 million or 2.7%. This decrease was primarily attributable to the following factors:

(i)             a decline in local and national ad revenue due to the absence of Olympic advertising and decline in Superbowl advertising in 2007, both of which are important events for advertising categories such as automotive, fast food, financial and telecommunications; and

(ii)          a $0.6 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly decreases in odd-numbered non-election years (such as 2007); partially offset by

(iii)       increases in ad revenue due to the inclusion of results of operations from WKCF-TV;

(iv)      a $0.9 million increase in net digital media revenue;

(v)         a $0.6 million increase in retransmission consent revenue; and

(vi)      a $0.5 million increase in network compensation.

Salaries, benefits and other operating costs.    During the three months ended March 31, 2007, salaries, benefits and other operating costs were $101.1 million, as compared to $96.8 million in the three months ended March 31, 2006, an increase of $4.3 million or 4.4%.  This increase was primarily due to:

(i)             an increase in expenses due to the inclusion of results of operations from WKCF-TV on August 31, 2006;

(ii)   a $1.0 million increase in digital media expenses; and

(iii)       a $0.6 million increase in compensation, pension and employee benefits expense; partially offset by

(iv)      a $1.0 million decrease in news gathering and sales promotion expense.

Amortization of program rights.  Amortization of program rights was $19.2 million in the three months ended March 31, 2007, as compared to $15.3 million in the three months ended March 31, 2006, an increase of $3.9 million or 25.4%. This increase was primarily due to:

(i)               an increase in amortization due to the purchase of WKCF-TV.  Programming expenses is a more significant component of operating expense for WKCF-TV because the CW network provides fewer hours of programming than either ABC, NBC or CBS; and, to a lesser extent

(ii)            the renewal of popular shows at higher rates.

Depreciation and amortization.   Depreciation and amortization expense was $15.0 million in the three months ended March 31, 2007, as compared to $15.4 million in the three months ended March 31, 2006, a decrease of $0.4 million or 2.5%. Depreciation expense was $13.2 million in the three months ended March 31, 2007, as compared to $13.9 million in the three months ended March 31, 2006, a decrease of $0.7 million or 5.0%.  The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, including our corporate office leasehold improvements, partially offset by additional depreciation from WKCF-TV which we acquired on August 31, 2006.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $7.8 million in the three months ended March 31, 2007, as compared to $7.3 million in the three months ended March 31, 2006, an increase of $0.5 million or 7.0%. This increase was primarily due to:

(i)             a $0.6 million increase in benefits administration, rent and maintenance expense; and

(ii)          a $0.3 million increase in employee costs, a portion of which is related to our investment in our digital media initiatives; partially offset by

(iii)       a $0.5 million decrease due to the timing of professional services expenses.

Interest expense.  Interest expense was $15.9 million in the three months ended March 31, 2007, as compared to $16.5 million in the three months ended March 31, 2006, a decrease of $0.6 million or 3.5% due to:

(i)             a decrease in interest expense as a result of the first of five annual principal payments on our private placement debt of $90 million in December 2006; offset by

(ii)          an increase in interest expense due to the borrowing of $100 million on our credit facility in August 2006.

Interest income.    Interest income was $0.3 million in the three months ended March 31, 2007, as compared to $1.3 million in the three months ended March 31, 2006, a decrease of $1.0 million or 73.4%. This decrease is due to lower cash balances in 2007 as compared to the same period in 2006.

Income taxes.    We recorded income tax expense of $4.0 million in the three months ended March 31, 2007, compared to $8.5 million in the three months ended March 31, 2006, a decrease of $4.6 million or 53.3%. The change is a result of a decrease in income before income taxes from $21.6 million in the three months ended March 31, 2006, to $8.3 million in the three months ended March 31, 2007.

The effective tax rate for the three months ended March 31, 2007 was 48.0% as compared to 39.5% for the three months ended March 31, 2006.  On a full year basis, the Company estimates its annual effective tax rate to be approximately 38%.  The effective tax rate for 2007 gives effect to the adoption of FIN 48.

Equity in loss (income) of affiliates, net of tax.  Equity in loss (income) of affiliates, net of tax was $0.1 million in loss for three months ended March 31, 2007 and 2006.  For all periods presented, our share of income in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) was offset by our share of losses in Ripe Digital Entertainment, Inc. (“Ripe TV”).

Net income.    Net income was $4.3 million in the three months ended March 31, 2007, as compared to $13.0 million in the three months ended March 31, 2006, a decrease of $8.8 million or 67.3%.  This decrease was primarily due to the items described above.

Liquidity and Capital Resources

As of March 31, 2007, the Company’s cash and cash equivalents balance was $32.0 million, as compared to $18.6 million as of December 31, 2006.  The net increase in cash and cash equivalents of $13.4 million during 2007 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	For the three months ended March 31,
(in Thousands)	2007	2006	$ Change	% Change
Net cash provided by operating activities	$21,516	$37,487	$(15,971)	-42.6%
Net cash used in investing activities	$(8,975)	$(12,388)	$3,413	-27.6%
Net cash provided by (used in) financing activities	$813	$(16,696)	$17,509	—

Cash paid during the year for:
Interest	$7,331	$6,790	$541	8.0%
Interest on Note payable to Capital Trust	$—	$2,438	$(2,438)	-100.0%
Taxes, net of refunds	$22,926	$12,572	$10,354	82.4%
Dividends paid on common stock	$6,523	$6,486	$37	0.6%
Series A Common Stock repurchases	$—	$798	$(798)	-100.0%

Operating Activities

Net cash provided by operating activities was $21.5 million in the three months ended March 31, 2007, as compared to $37.5 million in the three months ended March 31, 2006, a decrease of $16.0 million or 42.6%. This increase was primarily due to:

(i)             lower revenue and net income; and

(ii)          changes in other operating assets and liabilities, driven by higher tax and programming payments in 2007 than in the same period in 2006.

Investing Activities

Net cash used in investing activities was $9.0 million in the three months ended March 31, 2007, as compared to $12.4 million in the three months ended March 31, 2006, a decrease of $3.4 million.  This decrease is primarily due to:

(i)             $6.5 million in investments in Internet Broadcasting and USDTV in the three months ended March 31, 2006; and

(ii)          $1.0 million in cash proceeds from insurance companies received in the three months ended March 31, 2007; partially offset by

(iii)       an increase in capital expenditures in the three months ended March 31, 2007 as compared to the same period in 2006.

During the three months ended March 31, 2007, we invested $11.6 million in capital expenditures as compared to $7.8 million invested in the three months ended March 31, 2006.  The increased level of capital investment relates primarily to construction projects at KMBC-TV in Kansas City, Missouri and at WBAL-TV in Baltimore, Maryland.

Financing Activities

Net cash provided by financing activities was $0.8 million in the three months ended March 31, 2007, as compared to net cash used in financing activities of $16.7 million in the three months ended March 31, 2006, a change of $17.5 million. This increase was primarily due to:

(i)             proceeds from stock option exercises and employee stock purchases of $7.3 million in the three months ended March 31, 2007 compared to $0.6 million in the three months ended March 31, 2006;

(ii)          the repurchase of $10.0 million of our senior notes due 2018 in the three months ended March 31, 2006; and

(iii)       the repurchase of $0.8 million of Series A Common Stock during the three months ended March 31, 2006.

Credit Facility and Other Long Term Debt

In November 2006, we increased our five-year unsecured revolving credit facility which matures on April 15, 2010 to $500 million. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $100.0 million under the credit facility as of March 31, 2007.

As of March 31, 2007, our long-term debt obligations, exclusive of capital lease obligations, were $777.1 million and our current debt maturities totaled $90 million.  The Company has the ability and intent to refinance its $125 million principal amount of 7% senior notes due November 2007 and therefore has continued to classify the debt at a long-term obligation on the consolidated balance sheet.  Our long-term debt obligations bear interest at a fixed rate.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of March 31, 2007.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of March 31, 2007.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2007, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of March 31, 2007, we have borrowed $100 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended March 31, 2007.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2007.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 — January 31	0	$0.00	0
February 1 — February 28	0	$0.00	0
March 1 — March 31	0	$0.00	0	1,184,656	(1)
Total	0	$0.00	0

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares.   Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of March 31, 2007, Hearst beneficially owned approximately 52.7% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 73.6% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 — January 31	0	$0.00	0
February 1 — February 28	0	$0.00	0
March 1 — March 31	0	$0.00	0	$196,710,259	(1)
Total	0	$0.00	0

(1)             In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of March 31, 2007, the Company has spent approximately $110.8 million to repurchase approximately 4.5 million shares of Series A Common Stock at an average price of $24.87. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	April 27, 2007

Name	Title	Date

/s/ HARRY T. HAWKS
Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 27, 2007
/s/ LYDIA G. BROWN
Lydia G. Brown	Corporate Controller (Principal Accounting Officer)	April 27, 2007