Form 10-Q
period 2007-06-30
HEARST ARGYLE TELEVISION INC
filed 2007-07-27
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Shares of the registrant’s common stock outstanding as of July 23, 2007: 93,874,863 shares (consisting of 52,576,215 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited) (In thousands)
Assets
Current assets:
Cash and cash equivalents	$39,813	$18,610
Accounts receivable, net	157,589	161,783
Program and barter rights	25,076	67,949
Deferred income tax asset	4,672	4,672
Other	7,394	5,671
Total current assets	234,544	258,685
Property, plant and equipment, net	298,704	295,094
Intangible assets, net	2,516,505	2,520,040
Goodwill	816,728	816,724
Other assets:
Deferred financing costs, net	8,752	9,648
Investments	41,866	40,454
Program and barter rights, noncurrent	10,271	15,227
Other assets	1,642	2,216
Total other assets	62,531	67,545
Total assets	$3,929,012	$3,958,088

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,036	$90,048
Accounts payable	14,658	18,208
Accrued liabilities	47,603	66,515
Program and barter rights payable	24,024	65,473
Payable to Hearst Corporation, net	7,360	7,317
Other	3,031	2,693
Total current liabilities	186,712	250,254
Program and barter rights payable, noncurrent	17,846	22,411
Long-term debt	777,110	777,122
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	826,227	838,229
Other liabilities	87,730	53,244
Total noncurrent liabilities	1,842,934	1,825,027
Commitments and contingencies
Stockholders’ equity:
Series A common stock	570	563
Series B common stock	413	413
Additional paid-in capital	1,329,260	1,309,578
Retained earnings	713,016	716,146
Accumulated other comprehensive loss, net	(33,109)	(33,109)
Treasury stock, at cost	(110,784)	(110,784)
Total stockholders’ equity	1,899,366	1,882,807
Total liabilities and stockholders’ equity	$3,929,012	$3,958,088

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited) (In thousands, except per share data)

Total revenue	$193,019	$193,964	$362,402	$367,981
Station operating expenses:
Salaries, benefits and other operating costs	102,168	97,654	203,242	194,441
Amortization of program rights	19,422	15,951	38,650	31,283
Depreciation and amortization	14,185	16,080	29,181	31,468
Corporate, general and administrative expenses	8,887	7,626	16,668	14,899
Operating income	48,357	56,653	74,661	95,890

Interest expense	16,028	16,050	31,917	32,512
Interest income	(407)	(1,943)	(752)	(3,244)
Interest expense, net – Capital Trust	2,438	2,438	4,875	4,875
Other expense	—	2,501	—	2,501
Income before income taxes and equity earnings	30,298	37,607	38,621	59,246

Income tax expense	12,525	12,729	16,517	21,277
Equity in loss (income) of affiliates, net of tax	752	(139)	831	(65)
Net income	$17,021	$25,017	$21,273	$38,034

Income applicable to common stockholders	$17,021	$25,017	$21,273	$38,034

Income per common share – basic	$0.18	$0.27	$0.23	$0.41
Number of common shares used in the calculation	93,547	92,733	93,366	92,694

Income per common share – diluted	$0.18	$0.27	$0.23	$0.41
Number of common shares used in the calculation	94,508	93,197	94,306	93,185

Dividends per common share declared	$0.07	$0.07	$0.14	0.14

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited) (In thousands)
Operating Activities
Net income	$21,273	$38,034
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	25,646	28,483
Amortization of intangible assets	3,535	2,985
Amortization of deferred financing costs	896	884
Amortization of program rights	38,650	31,283
Deferred income taxes	3,442	5,125
Equity in loss (income) of affiliates, net	831	(65)
Provision for doubtful accounts	617	(37)
Stock-based compensation expense	4,120	3,905
Investment write down	—	2,501
(Gain) or loss on disposition of assets	(4)	(609)
Program payments	(36,284)	(31,230)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	2,786	3,654
Decrease (increase) in Other assets	(1,650)	4,485
(Decrease) increase in Accounts payable and accrued liabilities	(21,946)	(608)
(Decrease) increase in Other liabilities	7,705	39
Net cash provided by operating activities	$49,617	$88,829

Investing Activities
Purchases of property, plant and equipment, net	(28,764)	(20,599)
Cash proceeds from insurance recoveries	1,000	1,391
Investment in affiliates and other, net	(1,875)	(6,705)
Net cash used in investing activities	$(29,639)	$(25,913)

Financing Activities
Dividends paid on common stock	(13,069)	(12,971)
Series A Common Stock repurchases	—	(798)
Principal payments and repurchase of long term debt	(12)	(10,023)
Proceeds from employee stock purchase plan and stock option exercises	14,306	2,729
Net cash provided by (used in) financing activities	$1,225	$(21,063)

Increase in cash and cash equivalents	21,203	41,853
Cash and cash equivalents at beginning of period	18,610	120,065
Cash and cash equivalents at end of period	$39,813	$161,918

See notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2007	2006
	(Unaudited) (In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$30,551	$31,935
Interest on Note payable to Capital Trust	$2,438	$4,875
Taxes, net of refunds	$23,537	$12,896
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$747	$6,496

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

On the condensed consolidated statements of income, we have reclassified Interest income from Interest expense, net as a separate component of Income before income taxes and equity earnings.  As a result, we have reclassified amounts from 2006 to conform to this presentation. This reclassification had no impact on reported net income.

2.     Recent Developments and Accounting Pronouncements

On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate in Orlando, Florida.  The pro-forma results of operations and related per share information for the six months ended June 30, 2006 have not been presented as the amounts are considered immaterial.

In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market by market basis.  As the equipment is exchanged in each of our markets beginning in the second half of 2007, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, Accumulated other comprehensive loss increased $26.4 million, net of tax, as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.

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

3.     Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2007 was $2.1 million and $4.1 million, respectively, as compared to $2.0 million and $3.9 million in the three and six months ended June 30, 2006.   The total deferred tax benefit related thereto was $0.8 million and $1.6 million for the three and six months ended June 30, 2007 and $0.8 million and $1.5 million for the three and six months ended June 30, 2006.  As of June 30, 2007, there was $12.0 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any.  Of the total $12.0 million, we expect to recognize approximately 31.3% in the remaining interim periods of 2007, 46.6% in 2008 and 22.1% in 2009.

4.     Long-Term Debt

Long-term debt as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Revolving Credit Facility	$100,000	$100,000
Senior Notes (1)	407,110	407,110
Private Placement Debt	360,000	360,000
Capital Lease Obligations	36	60
	867,146	867,170
Less: Current Maturities	(90,036)	(90,048)

Total long-term debt	$777,110	$777,122

(1) The Company has the ability and intent to refinance its $125.0 million 7% senior notes due November 2007 and therefore has continued to classify the debt as a long-term obligation.

5.     Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period.  The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, including restricted stock issued to date, plus the effect, if any, from the assumed exercise of stock options and conversion of preferred securities.  The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Income applicable to common stockholders (Basic and Diluted)	$17,021	$25,017	$21,273	$38,034
Basic shares	93,547	92,733	93,366	92,694
Basic EPS	$0.18	$0.27	$0.23	$0.41

Diluted shares	94,508	93,197	94,306	93,185
Diluted EPS	$0.18	$0.27	$0.23	$0.41

Basic shares	93,547	92,733	93,366	92,694
Add: Shares issued upon assumed exercise of stock options	961	464	940	491
Diluted shares	94,508	93,197	94,306	93,185

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three and six months ended June 30, 2007 and 2006, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities, related to the Capital Trust, are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Options to purchase 982,718 and 6,029,785 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of June 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $26.07 and $26.12 during the three and six months ended June 30, 2007, respectively, and $22.57 and $23.17 during three and six months ended June 30, 2006, respectively.

6.     Goodwill and Intangible Assets

	June 30, 2007	December 31, 2006
	(Unaudited)
Total intangible assets subject to amortization	$103,248	$106,783
Intangible assets not subject to amortization – FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,516,505	$2,520,040

Goodwill	$816,728	$816,724

Summarized below are the carrying value of intangible assets subject to amortization as of June 30, 2007 and December 31, 2006:

	June 30, 2007			December 31, 2006
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$76,291	$47,744	$124,035	$73,967	$50,068
Network affiliations	95,493	40,076	55,417	95,493	38,880	56,613
Other	743	656	87	743	641	102
Total intangible assets subject to amortization:	$220,271	$117,023	$103,248	$220,271	$113,488	$106,783

The Company’s amortization expense for intangible assets was approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2007, respectively, and $1.5 million and $3.0 million for the three and six months ended June 30, 2006, respectively.  Annual intangible asset amortization expense is estimated to be approximately $6.8 million in 2007 and $6.0 million in each of the next four years.

7.     Income Taxes

The income tax expense for the three and six months ended June 30, 2007 was $12.5 and $16.5 million, respectively, as compared to $12.7 and $21.3 million for the three and six months ended June 30, 2006, respectively.

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return.  At the date of adoption, the total amount of unrecognized tax benefits was $35.4 million, and the associated interest and penalties was $8.6 million.    If recognized, these amounts (net of tax impact) would favorably affect the effective income tax rate in future periods.  The adopted provisions of FIN 48 will result in a certain amount of variability in the effective tax rate in interim periods due to the Company’s recording of associated  interest expense, which is classified as a component of income taxes, as period costs.  Additionally, the Company’s effective income tax rate in a given financial statement period may be materially impacted by 1) changes in the level of earnings by taxing jurisdiction 2) changes in the expected outcome of tax examinations 3) the normal expiration of statutes of limitations or 4) the amount of deductions or changes in the deferred tax valuation allowance.

The amount of unrecognized tax benefits is expected, on a net basis, to decrease within 12 months of the reporting date due to scheduled closings of examinations and normal expirations of statutes of limitations.

The effective tax rate for the three and six months ended June 30, 2007 was 41.3% and 42.8%, respectively, as compared to 33.8% and 35.9% for the three and six months ended June 30, 2006, respectively.

8.     Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the six months ended June 30, 2007, the Company did not repurchase shares of its outstanding Series A Common Stock. Between May 1998 and June 30, 2007, the Company repurchased approximately 4.5 million shares of Series A Common Stock at a cost of approximately $110.8 million and an average price of $24.87.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

The Hearst Corporation (“Hearst”) and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are authorized by the Hearst Board of Directors to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise.  During the six months ended June 30, 2007, Hearst Broadcasting did not purchase any shares of Series A Common Stock.  As of June 30, 2007, under this plan Hearst purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock.

 As of June 30, 2007 and December 31, 2006, Hearst owned 73.3% and 73.8%, respectively, of the Company’s outstanding common stock.

Common Stock Dividends

During the six months ended June 30, 2007, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 29, 2007	April 5, 2007	April 15, 2007	$6,546	$4,816
$0.07	May 3, 2007	July 5, 2007	July 16, 2007	$6,570	$4,816

9.     Preferred Stock

Under the Company’s Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share.  At June 30, 2007 and 2006, there was no Preferred Stock outstanding.

10.  Related Party Transactions

Hearst.    As of June 30, 2007, Hearst owned approximately 52.3% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.3% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 members of our Board of Directors. During the three and six months ended June 30, 2007 and 2006, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                        Hearst Tower Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  For the three and six months ended June 30, 2007, we recorded $0.4 million and $0.8 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                        Management Services Agreement.   We recorded revenue of approximately $1.8 million and $3.2 million in the three and six months ended June 30, 2007, respectively, and $1.7 million and $3.1 million in the three and six months ended June 30, 2006, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in our stock option plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Intercompany Services Agreement.    We incurred expenses of approximately $1.7 million and $3.4 million in the three and six months ended June 30, 2007, respectively, and $1.3 million and $2.6 million in the three and six months ended June 30, 2006, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net – Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $4.8 million for each of the three and six months ended June 30, 2007 and 2006.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $1.0 million in interest payments during the three and six months ended June 30, 2007.

•                  Dividends on Common Stock.    During the six months ended June 30, 2007 and 2006 we paid the following dividends to Hearst:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$0.07	April 15, 2007	$6,546	$4,816
$0.07	January 15, 2007	$6,523	$4,816
$0.07	April 15, 2006	$6,485	$4,636
$0.07	January 15, 2006	$6,486	$4,575

•                  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.4 million for each of the three and six months ended June 30, 2007 and 2006. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Retransmission Consent Agreement.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $5.3 million and $10.5 million in the three and six months ended June 30, 2007, respectively, and $4.0 million and $8.6 million in the three and six months ended June 30, 2006, respectively.

•                  Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit Inc. (“Wide Orbit”) Traffic Sales and Billing Solutions software.  Hearst owns approximately 8% of Wide Orbit.  For the three and six months ended June 30, 2007, we paid Wide Orbit approximately $0.4 million and $0.8 million, respectively, and for the three and six months ended June 30, 2006, we paid $0.4 and $0.7 million, respectively, under the agreement.

•                  New England Cable News.  Two of our executive officers, David J. Barrett and Steven A. Hobbs, serve as Hearst’s representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc.  Hearst pays $4,000 per month to the Company as compensation for their service.  In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

•                  Other Transactions with Hearst.    In the three and six months ended June 30, 2007 and 2006, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of June 30, 2007, we owned 36.1% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”).  We have an agreement with Internet Broadcasting pursuant to which it provides hosting services for our corporate Internet site for a nominal amount.  Harry T. Hawks, Terry Mackin and Steven A. Hobbs, three of our executive officers, serve on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services.

Small Business Television.   The Company utilizes services of Small Business Television (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and six month period ended June 30, 2007, these sales generated revenue of approximately $0.4 and $0.7 million, respectively, of which approximately $0.2 million and $0.3 million was distributed to SBTV, respectively. In the three and six month period ended June 30, 2006, these sales generated revenue of approximately $0.4 and $0.6 million, respectively, of which approximately $0.2 million and $0.3 million was distributed to SBTV, respectively. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

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

Ripe TV. On June 29, 2007, the Company made an additional investment of $1.9 million in Ripe Digital Entertainment, Inc. (“Ripe TV”), resulting in a total investment of $11.0 million which represents a 24.7% ownership interest.  In the fourth quarter of 2006 the Company entered into a lease agreement with Ripe TV to sublet office space commencing January 1, 2007, for approximately $0.1 million a year.

USDTV.  During the year ended December 31, 2006, we and Hearst each owned approximately 6.175% of USDTV.  In addition, our station KOAT-TV in Albuquerque, New Mexico, had an agreement to lease a portion of its digital spectrum to USDTV which the Company terminated effective April 15, 2007.  In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote-off its investment of $2.5 million and included the write-off in Other expense in the accompanying condensed consolidated statements of income.  In September 2006, USDTV sold substantially all its assets to a third party. From September 23, 2005 to June 20, 2006, Steven A. Hobbs, one of our executive officers, served on the Board of Directors of USDTV, from which he did not receive compensation for his services.

Other.    In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to our financial results in the three months ended June 30, 2007 and 2006.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and six months ended June 30, 2007 and 2006:

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$2,645	$2,496	$5,290	$4,993
Interest cost	2,700	2,355	5,400	4,709
Expected return on plan assets	(2,911)	(2,779)	(5,822)	(5,558)
Amortization of prior service cost	108	108	216	216
Amortization of transitional obligation .	—	—	—	1
Amortization of net loss	924	967	1,848	1,934
Net periodic pension cost	$3,466	$3,147	$6,932	$6,295

The following schedule presents net periodic benefit cost for the Company’s other Post-Retirement Benefit Plans (medical and life insurance) in the three and six months ended June 30, 2007 and 2006:

	Post-Retirement Benefits		Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$41	$29	$82	$59
Interest cost	175	122	350	244
Amortization of prior service cost	10	7	20	14
Amortization of initial net obligation	10	7	20	14
Amortization of net loss	9	6	18	12
Net periodic benefit cost	$245	$171	$490	$343

Contributions

During the three and six months ended June 30, 2007, we contributed $1.1 million and $1.5 million, respectively, to our Pension Plans and $0.2 million and $0.3 million to our Post-Retirement Plans, respectively.  During the three and six months ended June 30, 2006, we did not make any contributions to our Pension Plans and we contributed approximately $0.2 million and $0.4 million, respectively, to our post-retirement benefit plans.  During the year ending December 31, 2007, the Company expects to contribute $5.5 million to the Pension Plans and expects to contribute approximately $0.6 million to the Post-Retirement Benefit Plans.

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

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites.  Our stations’ Websites typically provide news, weather, community information, user generated content and entertainment content to our audience.  Also, 16 of our stations broadcast additional channels on a multicast stream with their main digital channel.

Quarter Highlights

•                  Results for the three months ended June 30, 2007 reflect a $8.1 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, partially offset by an increase in advertising revenue resulting from our acquisition of WKCF-TV on August 31, 2006.  Additionally, the results for the quarter ended June 30, 2007 reflect the positive impact of retransmission consent revenue and continued focus on digital media.  In addition, results reflect the dampening impact of weak automotive advertising.

Industry Trends

•                  Political advertising decreases in odd-numbered years, such as 2007, consistent with the decrease in the number of candidates running for political office in the interim national election cycle, as well as select state and local elections.

•                  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years. Consequently, our 10 NBC stations aired the 2006 Winter Olympics in February 2006 and will not record any advertising revenue associated with the Olympics in 2007.

•                  In 2006, Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to claim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market by market basis.  As the equipment is exchanged in each of our markets, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

Results of Operations

Results of operations for the three and six months ended June 30, 2007 and 2006 include (i) the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; (ii) the results of operations of WKCF-TV, after our acquisition of the station, on August 31, 2006.

Three Months Ended June 30, 2007

Compared to Three Months Ended June 30, 2006

	For the three months ended June 30,
	2007	2006	$ Change	% Change
	(In thousands)
Total revenue	$193,019	$193,964	$(945)	-0.5%
Station operating expenses:
Salaries, benefits and other operating costs	102,168	97,654	4,514	4.6%
Amortization of program rights	19,422	15,951	3,471	21.8%
Depreciation and amortization	14,185	16,080	(1,895)	-11.8%
Corporate, general and administrative expenses	8,887	7,626	1,261	16.5%
Operating income	48,357	56,653	(8,296)	-14.6%

Interest expense	16,028	16,050	(22)	-0.1%
Interest income	(407)	(1,943)	(1,536)	79.1%
Interest expense, net – Capital Trust	2,438	2,438	—	0.0%
Other expense	—	2,501	(2,501)	-100.0%
Income before income taxes and equity earnings	30,298	37,607	(7,309)	-19.4%

Income tax expense	12,525	12,729	(204)	-1.6%
Equity in loss (income) of affiliates, net of tax	752	(139)	(891)	641.0%
Net income	$17,021	$25,017	$(7,996)	-32.0%

Total revenue.    Total revenue includes:

(i)             cash advertising revenue, net of agency and national representatives’ commissions;

(ii)          retransmission consent revenue;

(iii)       net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

(iv)      network compensation;  and

(v)         other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended June 30,
	2007	2006	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$165,274	$161,866	$3,408	2.1%
Retransmission consent revenue	5,422	4,020	1,402	34.9%
Net digital media revenue	5,012	3,377	1,635	48.4%
Net political revenue	4,867	12,917	(8,050)	-62.3%
Network compensation	2,625	2,253	372	16.5%
Other revenue	9,819	9,531	288	3.0%
Total revenue	$193,019	$193,964	$(945)	-0.5%

Total revenue in the three months ended June 30, 2007 was $193.0 million as compared to $194.0 million in the three months ended June 30, 2006, a decrease of $1.0 million or 0.5%. This decrease was primarily attributable to the following factors:

(i)             an $8.1 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly decreases in odd-numbered non-election years (such as 2007); and

(ii)          a decrease in the automotive category; partially offset by

(iii)       an increase in net ad revenue due to the inclusion of results of operations from WKCF-TV;

(iv)      a $1.6 million increase in net digital media revenue; and

(v)         a $1.4 million increase in retransmission consent revenue.

Salaries, benefits and other operating costs.    During the three months ended June 30, 2007, salaries, benefits and other operating costs were $102.2 million, as compared to $97.7 million in the three months ended June 30, 2006, an increase of $4.5 million or 4.6%.  This increase was primarily due to:

(i)             an increase in expenses due to the inclusion of results of operations from WKCF-TV; and

(ii)          a $1.2 million increase in digital media expenses.

Amortization of program rights.  Amortization of program rights was $19.4 million in the three months ended June 30, 2007, as compared to $16.0 million in the three months ended June 30, 2006, an increase of $3.4 million or 21.3%. This increase was primarily due to:

(i)             an increase in amortization due to the purchase of WKCF-TV.  Programming expense is a more significant component of operating expense for WKCF-TV because the CW network provides fewer hours of programming than either ABC, NBC or CBS; and, to a lesser extent

(ii)          a $0.6 million write-down of certain off-network syndicated programs.

Depreciation and amortization.   Depreciation and amortization expense was $14.2 million in the three months ended June 30, 2007, as compared to $16.1 million in the three months ended June 30, 2006, a decrease of $1.9 million or 11.8%. Depreciation expense was $12.4 million in the three months ended June 30, 2007, as compared to $14.6 million in the three months ended June 30, 2006, a decrease of $2.2 million or 15.1%.  The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, including leasehold improvements from our previous corporate office, partially offset by additional depreciation from WKCF-TV.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $8.9 million in the three months ended June 30, 2007, as compared to $7.6 million in the three months ended June 30, 2006, an increase of $1.3 million or 17.1%. This increase was primarily due to:

(i)             a $0.6 million increase in employee costs, a portion of which is related to our investment in our digital media initiatives; and

(ii)          a $0.4 million increase in recruitment and relocation costs; and

(iii)       a $0.3 million increase in professional services expenses.

Interest expense.  Interest expense was $16.0 million in the three months ended June 30, 2007, as compared to $16.1 million in the three months ended June 30, 2006, a decrease of $0.1 million or 0.1%.

Interest income.    Interest income was $0.4 million in the three months ended June 30, 2007, as compared to $1.9 million in the three months ended June 30, 2006, a decrease of $1.5 million or 79.0%. This decrease is due to lower cash balances in 2007 as compared to the same period in 2006.

Other expense.   In the three months ended June 30, 2006, we recorded a $2.5 million write-off of our investment in USDTV.

Income tax expense.    We recorded income tax expense of $12.5 million in the three months ended June 30, 2007, compared to $12.7 million in the three months ended June 30, 2006, a decrease of $0.2 million.  This change was due to:

(i)             a decrease in income before income taxes from $37.6 million in the three months ended June 30, 2006 to $30.3 million in the three months ended June 30, 2007; and

(ii)          a $2.1 million tax benefit associated with the utilization of capital loss carryforwards in the three months ended June 30, 2006.

The effective tax rate for the three months ended June 30, 2007 was 41.3% as compared to 33.8% for the three months ended June 30, 2006.  On a full year basis, the Company estimates its annual effective tax rate to be approximately 38%.  The effective tax rate for 2007 gives effect to the adoption of FIN 48.

Equity in loss (income) of affiliates, net of tax.  Equity in loss (income) of affiliates, net of tax was $0.8 million and ($0.1) million for three months ended June 30, 2007 and 2006.  For all periods presented, our share of income in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) was offset by our share of losses in Ripe Digital Entertainment, Inc. (“Ripe TV”).

Net income.    Net income was $17.0 million in the three months ended June 30, 2007, as compared to $25.0 million in the three months ended June 30, 2006, a decrease of $8.0 million or 32.0%.  This decrease was primarily due to the items described above.

Six Months Ended June 30, 2007

Compared to Six Months Ended June 30, 2006

	For the six months ended June 30,
	2007	2006	$ Change	% Change
	(In thousands)
Total revenue	$362,402	$367,981	$(5,579)	-1.5%
Station operating expenses:
Salaries, benefits and other operating costs	203,242	194,441	8,801	4.5%
Amortization of program rights	38,650	31,283	7,367	23.5%
Depreciation and amortization	29,181	31,468	(2,287)	-7.3%
Corporate, general and administrative expenses	16,668	14,899	1,769	11.9%
Operating income	74,661	95,890	(21,229)	-22.1%

Interest expense	31,917	32,512	(595)	-1.8%
Interest income	(752)	(3,244)	2,492	-76.8%
Interest expense, net – Capital Trust	4,875	4,875	—	0.0%
Other expense	—	2,501	(2,501)	-100.0%
Income before income taxes and equity earnings	38,621	59,246	(20,625)	-34.8%

Income tax expense	16,517	21,277	(4,760)	-22.4%
Equity in loss (income) of affiliates, net of tax	831	(65)	896	-1378.5%
Net income	$21,273	$38,034	$(16,761)	-44.1%

	For the six months ended June 30,
	2007	2006	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$311,892	$314,805	$(2,913)	-0.9%
Retransmission consent revenue	10,587	8,629	1,958	22.7%
Net digital media revenue	9,036	6,550	2,486	38.0%
Net political revenue	6,402	15,061	(8,659)	-57.5%
Network compensation	5,114	4,258	856	20.1%
Other revenue	19,371	18,678	693	3.7%
Total revenue	$362,402	$367,981	$(5,579)	-1.5%

Total revenue in the six months ended June 30, 2007 was $362.4 million as compared to $368.0 million in the six months ended June 30, 2006, a decrease of $5.6 million or 1.5%. This decrease was primarily attributable to the following factors:

(i)             a decrease in local and national ad revenue due to decrease in the automotive, fast food and financial categories; and

(ii)          a $8.7 million decrease of net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly decreases in odd-numbered non-election years (such as 2007); partially offset by

(iii)       the inclusion of results of operations from WKCF-TV;

(iv)      a $2.5 million increase in net digital media revenue; and

(v)         a $2.0 million increase in retransmission consent revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $203.2 million in the six months ended June 30, 2007, as compared to $194.4 million in the six months ended June 30, 2006, an increase of $8.8 million or 4.5%.  This increase was primarily due to:

(i)             an increase in expenses due to the inclusion of results of operations from WKCF-TV;

(ii)          a $2.2  million increase related to digital media expenses;

(iii)       a $0.9 million increase in compensation, pension, and employee benefits expense; partially offset by

(iv)      a $1.1 million decrease in news gathering and sales expense.

Amortization of program rights.  Amortization of program rights was $38.7 million in the six months ended June 30, 2007, as compared to $31.3 million in the six months ended June 30, 2006, an increase of $7.4 million or 23.5%. This increase was primarily due to:

(i)             an increase in amortization due to the purchase of WKCF-TV; and

(ii)          a $0.6 million write-down of certain off-network syndicated programs.

Depreciation and amortization.   Depreciation and amortization was $29.2 million in the six months ended June 30, 2007, as compared to $31.5 million in the six months ended June 30, 2006, a decrease of $2.3 million or 7.3%.  Depreciation expense was $25.6 million in the six months ended June 30, 2007, as compared to $28.5 million in the six months ended June 30, 2006, a decrease of $2.9 million or 10.2%.  The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, including leasehold improvements from our previous corporate office, partially offset by additional depreciation from WKCF-TV.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $16.7 million in the six months ended June 30, 2007, as compared to $14.9 million in the six months ended June 30, 2006, an increase of $1.8 million or 12.1%.  This increase was primarily due to:

(i)             a $1.0 million increase related to employee compensation expense, a portion of which is related to our investment in our digital media initiatives; and

(ii)          a $0.6 million increase in rent, maintenance and repairs and operations expense.

Interest expense.  Interest expense was $31.9 million in the six months ended June 30, 2007, as compared to $32.5 million in the six months ended June 30, 2006, a decrease of $0.6 million or 1.8%.

Interest income.    Interest income was $0.8 million in the six months ended June 30, 2007, as compared to $3.2 million in the six months ended June 30, 2006, a decrease of $2.4 million or 75.0%. This decrease is due to lower cash balances in 2007 as compared to the same period in 2006.

Other expense.   In the six months ended June 30, 2006, we recorded a $2.5 million write-off of our investment in USDTV.

Income tax expense.    We recorded income tax expense of $16.5 million in the six months ended June 30, 2007, as compared to income tax expense of $21.3 million in the six months ended June 30, 2006, a decrease of income tax expense of $4.8 million.  This decrease was due to:

(i)             a decrease in income before income taxes from $59.2 million in the six months ended June 30, 2006 to $38.6 million in the six months ended June 30, 2007; and

(ii)          a $2.1 million tax benefit associated with the utilization of capital loss carryforwards in the six months ended June 30, 2006.

The effective tax rate for the six months ended June 30, 2007 was 42.8% as compared to 35.9% for the six months ended June 30, 2006.  The effective tax rate for 2007 gives effect to the adoption of FIN 48.

Equity in loss (income) of affiliates, net of tax.  Equity in loss (income) of affiliates, net of tax was $0.8 million in the six months ended June 30, 2007, as compared to ($0.1) million in the six months ended June 30, 2006, a decrease of $0.9 million.  For the six months ended June 30, 2007, our share of income in Internet Broadcasting was offset by our share of losses in Ripe Digital Entertainment.

Net income.    Net income was $21.3 million in the six months ended June 30, 2007, as compared to $38.0 million in the six months ended June 30, 2006, a decrease of $16.7 million or 44.1%.  This decrease was primarily due to a the items described above.

Liquidity and Capital Resources

As of June 30, 2007, the Company’s cash and cash equivalents balance was $39.8 million, as compared to $18.6 million as of December 31, 2006.  The net increase in cash and cash equivalents of $21.2 million during 2007 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	For the six months ended June 30,
	2007	2006	$ Change	% Change
	(in thousands)
Net cash provided by operating activities	$49,617	$88,829	$(39,212)	-44.1%
Net cash used in investing activities	$(29,639)	$(25,913)	$(3,726)	14.4%
Net cash provided by (used in) financing activities	$1,225	$(21,063)	$22,288	-105.8%

Cash paid during the year for:
Interest	$30,551	$31,935	$(1,384)	-4.3%
Interest on Note payable to Capital Trust	$2,438	$4,875	$(2,437)	-50.0%
Taxes, net of refunds	$23,537	$12,896	$10,641	82.5%
Purchases of property, plant and equipment, net	$28,764	$20,599	$8,165	39.6%
Dividends paid on common stock	$13,069	$12,971	$98	0.8%
Series A Common Stock repurchases	$—	$798	$(798)	-100.0%

Operating Activities

Net cash provided by operating activities was $49.6 million in the six months ended June 30, 2007, as compared to $88.8 million in the six months ended June 30, 2006, a decrease of $39.2 million or 44.1%. This decrease was primarily due to:

(i)             lower revenue and net income; and

(ii)          changes in other operating assets and liabilities, driven by higher tax and programming payments in 2007 than in the same period in 2006.

Investing Activities

Net cash used in investing activities was $29.6 million in the six months ended June 30, 2007, as compared to $25.9 million in the six months ended June 30, 2006, an increase of $3.7 million or 14.3%.  This increase is primarily due to:

(i)             capital expenditures of $28.8 million in the six months ended June 30, 2007 as compared to $20.6 million the same period in 2006. The increased level of capital investment relates primarily to construction projects at KMBC-TV in Kansas City, Missouri and at WBAL-TV in Baltimore, Maryland, and the timing of cash payments; partially offset by

(ii)          a $1.9 million investment in RipeTV in the six months ended June 30, 2007, as compared to $6.5 million in investments in Internet Broadcasting and USDTV in the six months ended June 30, 2006.

Financing Activities

Net cash provided by financing activities was $1.2 million in the six months ended June 30, 2007, as compared to net cash used in financing activities of $21.1 million in the six months ended June 30, 2006, a change of $22.3 million or 105.8%. This change was primarily due to:

(i)             proceeds from stock option exercises and employee stock purchases of $14.3 million in the six months ended June 30, 2007 compared to $2.7 million in the six months ended June 30, 2006; partially offset by

(ii)          the repurchase of $10.0 million of our senior notes due 2018 in the six months ended June 30, 2006; and

(iii)       the repurchase of $0.8 million of Series A Common Stock during the six months ended June 30, 2006.

Credit Facility and Other Long Term Debt

In November 2006, we increased our five-year unsecured revolving credit facility which matures on April 15, 2010 to $500 million. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $100.0 million under the credit facility as of June 30, 2007.

As of June 30, 2007, our long-term debt obligations, exclusive of capital lease obligations, were $777.1 million and our current debt maturities totaled $90 million.  The Company has the ability and intent to refinance its $125 million principal amount of 7% senior notes due November 2007 and therefore has continued to classify the debt at a long-term obligation on the consolidated balance sheet.  Our long-term debt obligations bear interest at a fixed rate.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2007.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of June 30, 2007.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2007, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of June 30, 2007, we have borrowed $100 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.   Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended June 30, 2007.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2007.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	0	$0.00	0
May 1 – May 31	0	$0.00	0
June 1 – June 30	0	$0.00	0	1,184,656	(1)
Total	0	$0.00	0

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares.   Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of June 30, 2007, Hearst beneficially owned approximately 52.3% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 73.3% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 – April 30	0	$0.00	0
May 1 – May 31	0	$0.00	0
June 1 – June 30	0	$0.00	0	$196,710,259	(1)
Total	0	$0.00	0

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of June 30, 2007, the Company has spent approximately $110.8 million to repurchase approximately 4.5 million shares of Series A Common Stock at an average price of $24.87. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 4.     Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on May 3, 2007.

Proposal One (1) – Election of Directors.

All nominees standing for election as directors were elected:  the following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Nominee	For	Withheld	Broker Non-Votes
David Pulver (2)	50,187,610	469,639	0

David J. Barrett (3)	41,298,648	0	0

Ken J. Elkins (3)	41,298,648	0	0

Victor F. Ganzi (3)	41,298,648	0	0

William R. Hearst III (3)	41,298,648	0	0

(1)	Abstentions were not counted in the election of the directors.
(2)	Series A Director. Elected by the holders of Series A Common Stock.
(3)	Series B Director. Elected by the holders of Series B Common Stock.

The term of office of the following other directors continued after the annual shareholders’ meeting: Caroline L. Williams, Frank A. Bennack, Jr., John G. Conomikes, George R. Hearst, Jr., Bob Marbut and Gilbert C. Maurer. Michael E. Pulitzer retired from the Board as of May 3, 2007.

Proposal Two — Incentive Compensation Plan.

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

For	87,966,077

Against	1,819,151

Abstained (1)	58,846

Broker Non-Votes	2,364,591

(1)	Abstentions were counted as a vote against the Incentive Compensation Plan Proposal.

Proposal Three – Ratification of Independent Auditors.

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

For	92,097,500

Against	70,889

Abstained (1)	40,276

Broker Non-Votes	0

(1)	Abstentions were counted as a vote against the Independent Auditors Ratification Proposal.

Proposal Four – Shareholder Proposal.

A proposal submitted by one of our shareholders requesting the formation of an independent committee of the Board for the purpose of selling the Company (the “Shareholder Proposal”) was defeated at the annual shareholders’ meeting.  The following chart indicates the number of votes cast for and against, the number of votes withheld and the number of broker non-votes with respect to the Shareholder Proposal:

For	8,092,793

Against	81,678,311

Abstained (1)	72,970

Broker Non-Votes	2,364,591

(1)	Abstentions were counted as a vote against the Shareholder Proposal.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ jonathan c. mintzer
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	July 27, 2007

Name	Title	Date

/s/ Harry T. Hawks	Executive Vice President	July 27, 2007
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)

/s/ Lydia G. Brown	Corporate Controller	July 27, 2007
Lydia G. Brown	(Principal Accounting Officer)