Form 10-Q
period 2007-09-30
HEARST ARGYLE TELEVISION INC
filed 2007-11-09
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Shares of the registrant’s common stock outstanding as of October 31, 2007: 93,808,916 shares (consisting of 52,510,268 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$55,568	$18,610
Accounts receivable, net	152,984	161,783
Program and barter rights	87,065	67,949
Deferred income tax asset	4,672	4,672
Other	6,288	5,671
Total current assets	306,577	258,685
Property, plant and equipment, net	300,195	295,094
Intangible assets, net	2,514,830	2,520,040
Goodwill	816,728	816,724
Other assets:
Deferred financing costs, net	8,303	9,648
Investments	41,157	40,454
Program and barter rights, noncurrent	9,928	15,227
Other assets	1,398	2,216
Total other assets	60,786	67,545
Total assets	$3,999,116	$3,958,088

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,028	$90,048
Accounts payable	12,570	18,208
Accrued liabilities	42,356	66,515
Program and barter rights payable	86,159	65,473
Payable to Hearst Corporation, net	5,858	7,317
Other	7,759	2,693
Total current liabilities	244,730	250,254
Program and barter rights payable, noncurrent	17,573	22,411
Long-term debt	777,110	777,122
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	830,496	838,229
Other liabilities	90,050	53,244
Total noncurrent liabilities	1,849,250	1,825,027
Commitments and contingencies
Stockholders’ equity:
Series A common stock	571	563
Series B common stock	413	413
Additional paid-in capital	1,334,125	1,309,578
Retained earnings	716,190	716,146
Accumulated other comprehensive loss, net	(33,109)	(33,109)
Treasury stock, at cost	(113,054)	(110,784)
Total stockholders’ equity	1,905,136	1,882,807
Total liabilities and stockholders’ equity	$3,999,116	$3,958,088

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$176,775	$182,993	$539,177	$550,974

Station operating expenses:
Salaries, benefits and other operating costs	101,831	99,574	305,073	294,016
Amortization of program rights	18,679	17,751	57,329	49,034
Depreciation and amortization	13,310	14,634	42,492	46,103
Corporate, general and administrative expenses	12,534	7,868	29,201	22,766
Operating income	30,421	43,166	105,082	139,055

Interest expense	15,926	16,427	47,846	48,942
Interest income	(555)	(1,736)	(1,309)	(4,983)
Interest expense, net – Capital Trust	2,438	2,438	7,313	7,313
Other expense	—	—	—	2,501

Income before income taxes and equity earnings	12,612	26,037	51,232	85,282

Income tax expense	2,138	9,531	18,656	30,807
Equity in loss (income) of affiliates, net of tax	733	(37)	1,564	(102)
Net income	$9,741	$16,543	$31,012	$54,577

Income per common share – basic	$0.10	$0.18	$0.33	$0.59
Number of common shares used in the calculation	93,643	92,721	93,459	92,703

Income per common share – diluted	$0.10	$0.18	$0.33	$0.59
Number of common shares used in the calculation	94,172	93,154	94,152	93,177

Dividends per common share declared	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$31,012	$54,577
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	37,282	41,505
Amortization of intangible assets	5,210	4,598
Amortization of deferred financing costs	1,345	1,453
Amortization of program rights	57,329	49,034
Deferred income taxes	9,653	10,587
Equity in loss (income) of affiliates, net	1,564	(102)
Provision for (benefit from) doubtful accounts	1,081	(593)
Stock-based compensation expense	6,180	5,764
Investment write-off	—	2,501
(Gain) or loss on disposition of assets	(4)	(812)
Program payments	(55,044)	(48,816)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	6,718	13,208
Decrease (increase) in Other assets	9	7,925
(Decrease) increase in Accounts payable and accrued liabilities	(28,851)	4,090
(Decrease) increase in Other liabilities	13,248	9,363
Net cash provided by operating activities	86,732	154,282

Investing Activities
Purchases of property, plant and equipment, net	(42,103)	(38,288)
Acquisition of WKCF-TV	—	(217,385)
Cash proceeds from insurance recoveries	1,000	1,594
Investment in affiliates and other, net	(1,874)	(10,681)
Net cash used in investing activities	(42,977)	(264,760)

Financing Activities
Borrowings on credit facility	—	100,000
Dividends paid on common stock	(19,640)	(19,464)
Series A Common Stock repurchases	(2,270)	(2,780)
Principal payments and repurchase of long term debt	(12)	(10,035)
Proceeds from employee stock purchase plan and stock option exercises	15,125	3,496
Net cash (used in) provided by financing activities	(6,797)	71,217

Increase (decrease) in cash and cash equivalents	36,958	(39,261)
Cash and cash equivalents at beginning of period	18,610	120,065
Cash and cash equivalents at end of period	$55,568	$80,804

See notes to condensed consolidated financial statements.

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Business acquired in purchase transaction:
Acquisition of WKCF-TV:
Fair market value of assets acquired	$—	$244,072
Fair market value of liabilities assumed	$—	$(26,687)
Net cash paid for WKCF-TV	$—	$217,385
Cash paid during the period for:
Interest	$37,911	$37,745
Interest on Note payable to Capital Trust	$4,875	$7,313
Taxes, net of refunds	$34,963	$26,656
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$337	$7,645

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

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2006.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year.

2.              Recent Developments and Accounting Pronouncements

On August 24, 2007, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”), announced its intentions to launch, and on September 14, 2007, launched, a tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own for $23.50 per share (the “Offer”).  On August 27, 2007, our Board of Directors appointed a special committee of directors unaffiliated with Hearst to consider the Offer (the “Special Committee”).  The Special Committee engaged a financial advisor to advise it with respect to the Offer.  On September 27, 2007, the Special Committee determined that the Offer was inadequate and recommended that the Company’s shareholders reject the Offer.  On October 12, 2007, the Offer expired and Hearst announced that it would return to shareholders all of the shares that were tendered in the Offer.  For the three months ended September 30, 2007, the Company recognized approximately $3.6 million of expense related to the Offer.

On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate in Orlando, Florida.  The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  As the equipment is exchanged and put into service in each of our markets beginning in the fourth quarter of 2007, we expect to record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

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

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.

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

3.              Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2007 was $2.1 million and $6.2 million, respectively, as compared to $1.9 million and $5.8 million in the three and nine months ended September 30, 2006, respectively.   The total deferred tax benefit related thereto was $0.8 million and $2.4 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2006, respectively.  As of September 30, 2007, there was $10.3 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any.  Of the total $10.3 million, we expect to recognize approximately 17.9% in the remaining interim periods of 2007, 55.7% in 2008 and 26.4% in 2009.

4.              Long-Term Debt

Long-term debt as of September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Revolving credit facility	$100,000	$100,000
Senior notes	407,110	407,110
Private placement debt	360,000	360,000
Capital lease obligations	28	60
Total debt	867,138	867,170
Less: Current maturities	(90,028)	(90,048)

Total long-term debt	$777,110	$777,122

The Company has the ability and intent to refinance its $125.0 million 7% senior notes due November 15, 2007 under its existing credit facility and therefore has continued to classify the debt as a long-term obligation.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

5.              Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period.  The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, including restricted stock issued to date, plus the effect, if any, from the assumed exercise of stock options and conversion of Redeemable Convertible Preferred Securities.  The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Net income (Basic and Diluted)	$9,741	$16,543	$31,012	$54,777

Basic shares	93,643	92,721	93,459	92,703
Basic EPS	$0.10	$0.18	$0.33	$0.59
Diluted shares	94,172	93,154	94,152	93,177
Diluted EPS	$0.10	$0.18	$0.33	$0.59

Basic shares	93,643	92,721	93,459	92,703
Add: Shares issued upon assumed exercise of stock options	529	433	693	474
Diluted shares	94,172	93,154	94,152	93,177

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three and nine months ended September 30, 2007 and 2006, 5,128,205 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Net income for purposes of the diluted EPS calculation.

Options to purchase 5,595,522 and 6,003,133 shares of Series A Common Stock (before application of the treasury stock method), for the three months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $23.34 and $21.92, respectively.

Options to purchase 3,422,872 and 5,984,133 shares of Series A Common Stock (before application of the treasury stock method), for the nine months ended September 30, 2007 and 2006, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $25.18 and $22.75, respectively.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

6.              Goodwill and Intangible Assets

	September 30, 2007	December 31, 2006
	(Unaudited)
Total intangible assets subject to amortization, net	$101,573	$106,783
Intangible assets not subject to amortization – FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,514,830	$2,520,040

Goodwill	$816,728	$816,724

Summarized below are the carrying values of intangible assets subject to amortization as of September 30, 2007 and December 31, 2006:

	September 30, 2007			December 31, 2006
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$77,360	$46,675	$124,035	$73,967	$50,068
Network affiliations	95,493	40,673	54,820	95,493	38,880	56,613
Other	743	665	78	743	641	102
Total intangible assets subject to amortization	$220,271	$118,698	$101,573	$220,271	$113,488	$106,783

The Company’s amortization expense for intangible assets was approximately $1.7 million and $5.2 million for the three and nine months ended September 30, 2007, respectively, and $1.6 million and $4.6 million for the three and nine months ended September 30, 2006, respectively.  Annual intangible asset amortization expense is estimated to be approximately $6.8 million in 2007 and $6.0 million in each of the next four years.

7.              Income Taxes

The income tax expense for the three and nine months ended September 30, 2007 was $2.1 million and $18.7 million, respectively, as compared to $9.5 million and $30.8 million for the three and nine months ended September 30, 2006, respectively.

The effective tax rate for the three and nine months ended September 30, 2007 was 17.0% and 36.4%, respectively, as compared to 36.6% and 36.1% for the three and nine months ended September 30, 2006, respectively.

On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertain tax provisions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements.  At the date of adoption, the total amount of unrecognized tax benefits was $35.4 million, and the associated interest and penalties were $8.6 million.    If recognized, these amounts (net of tax impact) would favorably affect the effective income tax rate in future periods.  The adopted provisions of FIN 48 will result in a certain amount of variability in the effective tax rate in interim periods due to the Company’s recording of associated interest expense, which is classified as a component of income taxes, as period costs.  Additionally, the Company’s effective income tax rate in a given financial statement period may be materially impacted by 1) changes in the level of earnings by taxing jurisdiction; 2) changes in the expected outcome of tax examinations; 3) the normal expiration of statutes of limitations; or 4) the amount of deductions or changes in the deferred tax valuation allowance.

The amount of unrecognized tax benefits is expected, on a net basis, to decrease within 12 months of the reporting date due to scheduled closings of examinations and normal expirations of statutes of limitations.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

8.              Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the nine months ended September 30, 2007, the Company repurchased 109,100 shares of its outstanding Series A Common Stock for $2.3 million and an average price of $20.81. Between May 1998 and September 30, 2007, the Company repurchased approximately 4.6 million shares of Series A Common Stock at a cost of approximately $113.1 million and an average price of $24.78.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and Hearst Broadcasting are authorized by the Hearst Board of Directors to purchase up to 25 million shares of the Company’s Series A Common Stock from time to time in the open market, in private transactions or otherwise.  During the nine months ended September 30, 2007, Hearst Broadcasting did not purchase any shares of Series A Common Stock.  Between December 2000 (the date of Hearst's first purchase authorization) and September 30, 2007,  Hearst purchased approximately 23.8 million shares of the Company’s outstanding Series A Common Stock.

As of September 30, 2007 and December 31, 2006, Hearst owned 73.4% and 73.8%, respectively, of the Company’s outstanding common stock.

Common Stock Dividends

During the nine months ended September 30, 2007, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend
$0.07	September 12, 2007	October 5, 2007	October 15, 2007	$6,566
$0.07	May 3, 2007	July 5, 2007	July 15, 2007	$6,570
$0.07	March 29, 2007	April 5, 2007	April 15, 2007	$6,546

9.              Related Party Transactions

Hearst.    As of September 30, 2007, Hearst owned approximately 52.4% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.4% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of 13 members of our Board of Directors. During the three and nine months ended September 30, 2007 and 2006, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                Hearst Tower Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  For the three and nine months ended September 30, 2007, we recorded $0.4 million and $1.2 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                Management Agreement.   We recorded revenue of approximately $1.1 million and $4.3 million in the three and nine months ended September 30, 2007, respectively, and $1.7 million and $4.7 million in the three and nine months ended September 30, 2006, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in our equity compensation plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

•                Services Agreement.    We incurred expenses of approximately $1.6 million and $5.0 million in the three and nine months ended September 30, 2007, respectively, and $1.8 million and $4.4 million in the three and nine months ended September 30, 2006, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                Interest Expense, Net – Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million and $7.3 million for each of the three and nine months ended September 30, 2007 and 2006.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million and $1.5 million during the three and nine months ended September 30, 2007.

•                Dividends on Common Stock.    During the nine months ended September 30, 2007 and 2006, we paid the following dividends to Hearst:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$0.07	July 15, 2007	$6,570	$4,816
$0.07	April 15, 2007	$6,546	$4,816
$0.07	January 15, 2007	$6,523	$4,816
$0.07	July 15, 2006	$6,493	$4,768
$0.07	April 15, 2006	$6,485	$4,636
$0.07	January 15, 2006	$6,486	$4,575

•                Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2007 and 2006. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                Retransmission Consent Agency Agreement.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby (i) we assist Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime acts as our agent with respect to the negotiation of certain of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $5.3 million and $15.6 million in the three and nine months ended September 30, 2007, respectively, and $4.7 million and $13.3 million in the three and nine months ended September 30, 2006, respectively.

•                Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit, Inc. (“Wide Orbit”) traffic sales and billing solutions software.  Hearst owns approximately 8% of Wide Orbit.  For the three and nine months ended September 30, 2007, we paid Wide Orbit approximately $0.4 million and $1.2 million, respectively, and for the three and nine months ended September 30, 2006, we paid $0.3 and $0.9 million, respectively, under the agreement.

•                  New England Cable News.  Two of our executive officers, David J. Barrett and Steven A. Hobbs, serve as Hearst’s representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. (NECN).  Hearst pays $4,000 per month to the Company as compensation for their service.  In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

•                Other Transactions with Hearst.    In the three and nine months ended September 30, 2007 and 2006, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of September 30, 2007, we owned 36.1% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”).  We also have various agreements pursuant to which we have paid Internet Broadcasting $3.5 million and $8.7 million during the three and nine months ended September 30, 2007, respectively, and $2.0 million and $6.0 million during the three and nine months ended September 30, 2006, respectively.  In addition, Internet Broadcasting hosts our corporate Website for a nominal amount.  Harry T. Hawks, Terry Mackin and Steven A. Hobbs, three of our executive officers, serve on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their services.

Small Business Television.   The Company utilizes services of Small Business Television and related companies (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to cost concerns. In the three and nine month periods ended September 30, 2007, these sales generated revenue of approximately $0.3 million and $1.0 million, respectively, of which approximately $0.1 million and $0.5 million, respectively, was distributed to SBTV. In the three and nine month periods ended September 30, 2006, these sales generated revenue of approximately $0.3 million and $1.1 million, respectively, of which approximately $0.1 million and $0.5 million, respectively, was distributed to SBTV. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

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

Ripe TV. On June 29, 2007, the Company made an additional investment of $1.9 million in Ripe Digital Entertainment, Inc. (“Ripe TV”), resulting in a total investment of $11.0 million which represents a 24.7% ownership interest.  In the fourth quarter of 2006 the Company entered into a lease agreement with Ripe TV to sublet office space commencing January 1, 2007, for approximately $0.1 million a year.   Two of our executive officers, Steven A. Hobbs and Terry Mackin, serve on the Board of Directors of Ripe TV, from which they do not receive compensation for their Board service.

USDTV.  During the year ended December 31, 2006, we and Hearst each owned approximately 6.175% of USDTV.  In addition, our station KOAT-TV in Albuquerque, New Mexico, had an agreement to lease a portion of its digital spectrum to USDTV which the Company terminated effective April 15, 2007.  In July 2006, USDTV filed for Chapter 7 bankruptcy and the Company wrote off its investment of $2.5 million and included the write-off in Other expense in the accompanying condensed consolidated statements of income.  In September 2006, USDTV sold substantially all its assets to a third party.  From September 23, 2005 to June 20, 2006, Steven A. Hobbs, one of our executive officers, served on the Board of Directors of USDTV, from which he did not receive compensation for his Board service.

Other.    In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to our financial results in the nine months ended September 30, 2007 and 2006.

10.       Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans (the “Pension Plans”) and other post-retirement benefit plans (medical and life insurance) for active, retired and former employees.  In addition, the Company maintains

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

11 employee savings plans and participates in three multi-employer union pension plans that provide retirement benefits to certain union employees.

Pension Plans and Other Post-Retirement Benefits

Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive years’ compensation. The service cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method.  Prior service cost is amortized over the employees’ expected future service periods.

Net Periodic Pension and Post-Retirement Benefit Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and nine months ended September 30, 2007 and 2006:

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$2,645	$2,496	$7,935	$7,488
Interest cost	2,700	2,355	8,100	7,065
Expected return on plan assets	(2,911)	(2,779)	(8,733)	(8,337)
Amortization of prior service cost	108	108	324	324
Amortization of transitional obligation	—	—	—	1
Amortization of net loss	924	967	2,772	2,901
Net periodic pension cost	$3,466	$3,147	$10,398	$9,442

The following schedule presents net periodic benefit cost for the Company’s other post-retirement benefit plans in the three and nine months ended September 30, 2007 and 2006:

	Post-Retirement Benefits		Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$41	$29	$123	$88
Interest cost	175	122	525	366
Amortization of prior service cost	10	7	30	21
Amortization of initial net obligation	10	7	30	21
Amortization of net loss	9	6	27	18
Net periodic benefit cost	$245	$171	$735	$514

Contributions

During the three and nine months ended September 30, 2007, we contributed $2.6 million and $4.1 million, respectively, to our Pension Plans and $0.2 million and $0.5 million to our post-retirement benefit plans, respectively.  During the three and nine months ended September 30, 2006, we did not make any contributions to our Pension Plans and we contributed approximately $0.2 million and $0.6 million, respectively, to our post-retirement benefit plans.  During the year ending December 31, 2007, the Company expects to contribute $5.6 million to the Pension Plans and expects to contribute approximately $0.6 million to the post-retirement benefit plans.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

11.       Other Commitments and Contingencies

Guarantees

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

Legal Matters

Beginning on August 27, 2007, four putative class actions were filed in New York State Supreme Court and, beginning on September 4, 2007, five putative class actions were filed in Delaware State Chancery Court, in response to the announcement on August 24, 2007 by Hearst Broadcasting that it intended to launch a cash tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own for $23.50 per share.

On September 7, 2007, the New York actions were consolidated under the caption In re Hearst-Argyle Television, Inc. Shareholder Litigation, Index No. 07-602881, and, on September 20, 2007, the New York plaintiffs filed a consolidated amended complaint (the “New York Consolidated Amended Complaint”), purportedly on behalf of all holders of the Company’s Series A common stock.  On September 19, 2007, the Delaware plaintiffs in three of the Delaware actions filed a consolidated amended class action complaint (the “Delaware Consolidated Amended Complaint”), purportedly on behalf of all public stockholders of the Company.  On September 24, 2007, those three Delaware actions were consolidated with the remaining Delaware actions under the caption In re Hearst-Argyle Television, Inc. Shareholder Litigation, Civ. A. No. 3205-CC, with the Delaware Consolidated Amended Complaint becoming the operative complaint.

The New York Consolidated Amended Complaint and Delaware Consolidated Amended Complaint (together, the “Consolidated Amended Complaints”) each named the Company and members of its Board of Directors, as well as Hearst and certain of its affiliates, as defendants and alleged, among other things, that the Offer price was inadequate and unfair to the Company’s shareholders and purported to state claims for, among other things, breach of fiduciary duty in connection with the Offer.  The Consolidated Amended Complaints sought orders enjoining the consummation of the Offer, as well as reasonable attorneys’ fees and costs and other equitable relief.  The Delaware Consolidated Amended Complaint also sought damages in an unspecified amount.   On October 12, 2007, Hearst announced that the Offer had expired, without Hearst having purchased any shares in the Offer.  Subsequently, plaintiffs’ counsel in New York and Delaware agreed that the defendants, including the Company, did not need to file responses to the Consolidated Amended Complaints and informed defendants that they intended to file motions to voluntarily dismiss the actions without prejudice.  The Delaware actions were dismissed on November 6, 2007.

We believe that these matters will not have a materially adverse effect on our financial condition.

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

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We are a leader in the convergence of local broadcast television and the Internet through our investment in, and operating agreement with, Internet Broadcasting, which operates a nation-wide network of television Websites.  Our stations’ Websites typically provide news, weather, community information, user-generated content and entertainment content to our audience.  Also, 16 of our stations broadcast additional channels on a multicast stream with their main digital channel.

Trends and Highlights

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

•                  The housing downturn has impacted the Company's largest markets and contributed to the slowdown in consumer purchases of autos, financial services and home furnishings, resulting in a reduction of advertising expenditures in these three important categories.

•                  Results for the three months ended September 30, 2007 reflect a $16.5 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, partially offset by an increase in advertising revenue resulting from our acquisition of WKCF-TV on August 31, 2006.  Additionally, the results for the quarter ended September 30, 2007 reflect continued focus on digital media and the positive impact of retransmission consent revenue.

•                  On August 24, 2007, Hearst Broadcasting, Inc., an indirect wholly-owned subsidiary of Hearst, announced its intentions to launch, and on September 14, 2007, launched, a tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own (the “Offer”).  On October 12, 2007, the Offer expired and Hearst announced that it would return to shareholders all of the shares that were tendered in the Offer.  For the three months ended September 30, 2007, the Company recognized $3.6 million of expense related to the Offer.

Results of Operations

Results of operations for the three and nine months ended September 30, 2007 and 2006 include (i) the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; (ii) the results of operations of WKCF-TV, after our acquisition of the station on August 31, 2006.

Three Months Ended September 30, 2007

Compared to Three Months Ended September 30, 2006

	For the three months ended September 30,
	2007	2006	$ Change	% Change
	(In thousands)
Total revenue	$176,775	$182,993	$(6,218)	-3.4%
Station operating expenses:
Salaries, benefits and other operating costs	101,831	99,574	$2,257	2.3%
Amortization of program rights	18,679	17,751	$928	5.2%
Depreciation and amortization	13,310	14,634	$(1,324)	-9.0%
Corporate, general and administrative expenses	12,534	7,868	$4,666	59.3%
Operating income	30,421	43,166	$(12,745)	-29.5%

Interest expense	15,926	16,427	$(501)	-3.0%
Interest income	(555)	(1,736)	$1,181	-68.0%
Interest expense, net – Capital Trust	2,438	2,438	$—	0.0%
Income before income taxes and equity earnings	12,612	26,037	$(13,425)	-51.6%

Income tax expense	2,138	9,531	$(7,393)	-77.6%
Equity in loss (income) of affiliates, net of tax	733	(37)	$770	-2081.1%
Net income	$9,741	$16,543	$(6,802)	-41.1%

Total revenue.    Total revenue includes:

(i)    cash advertising revenue, net of agency and national representatives’ commissions;

(ii)   retransmission consent revenue;

(iii)  net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

(iv)  network compensation; and

(v)   other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended September 30,
	2007	2006	$ Change	% Change
	(In thousands)
Net local and national ad revenue (excluding political)	$146,355	$138,643	$7,712	5.6%
Net political revenue	6,960	23,429	(16,469)	-70.3%
Retransmission consent revenue	5,561	4,722	839	17.8%
Net digital media revenue	5,246	3,677	1,569	42.7%
Network compensation	2,144	2,610	(466)	-17.9%
Other revenue	10,509	9,912	597	6.0%
Total revenue	$176,775	$182,993	$(6,218)	-3.4%

Total revenue in the three months ended September 30, 2007 was $176.8 million as compared to $183.0 million in the three months ended September 30, 2006, a decrease of $6.2 million or 3.4%. This decrease was primarily attributable to the following factors:

(i)    a $16.5 million decrease in net political advertising revenue; and

(ii)   a decrease in the automotive, movies, and furniture and housewares categories; partially offset by

(iii)  an increase in net ad revenue due to the inclusion of results of operations from WKCF-TV;

(iv)  an increase in the telecommunications packaged goods and retail categories.

(v)   a $1.6 million increase in net digital media revenue; and

(vi)  a $0.8 million increase in retransmission consent revenue.

Salaries, benefits and other operating costs.    During the three months ended September 30, 2007, salaries, benefits and other operating costs were $101.8 million, as compared to $99.6 million in the three months ended September 30, 2006, an increase of $2.3 million or 2.3%.  This increase was primarily due to:

(i)    an increase in expenses due to the inclusion of the results of operations from WKCF-TV; and

(ii)   a $2.0 million increase in digital media expenses.

Amortization of program rights.  Amortization of program rights was $18.7 million in the three months ended September 30, 2007, as compared to $17.8 million in the three months ended September 30, 2006, an increase of $0.9 million or 5.1%. This increase was primarily due to an increase in amortization due to the purchase of WKCF-TV.  Programming expense is a more significant component of operating expense for WKCF-TV because the CW network provides fewer hours of programming than ABC, NBC or CBS.

Depreciation and amortization.   Depreciation and amortization expense was $13.3 million in the three months ended September 30, 2007, as compared to $14.6 million in the three months ended September 30, 2006, a decrease of $1.3 million or 8.9%. Depreciation expense was $11.6 million in the three months ended September 30, 2007, as compared to $13.0 million in the three months ended September 30, 2006, a decrease of $1.4 million or 10.8%.  The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, partially offset by additional depreciation from WKCF-TV.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $12.5 million in the three months ended September 30, 2007, as compared to $7.9 million in the three months ended September 30, 2006, an increase of $4.7 million or 59.5%. This increase was primarily due to:

(i)    $3.6 million in legal and investment banking expenses related to the Offer;

(ii)   a $0.6 million increase in employee costs and related benefits; and

(iii)  a $0.4 million increase in recruitment and relocation costs.

Interest expense.  Interest expense was $15.9 million in the three months ended September 30, 2007, as compared to $16.4 million in the three months ended September 30, 2006, a decrease of $0.5 million or 3.0%, due to lower average debt balances.

Interest income.    Interest income was $0.6 million in the three months ended September 30, 2007, as compared to $1.7 million in the three months ended September 30, 2006, a decrease of $1.2 million or 70.6%.  This decrease was due to lower cash balances in 2007 as compared to the same period in 2006.

Income tax expense.    We recorded income tax expense of $2.1 million in the three months ended September 30, 2007, as compared to $9.5 million in the three months ended September 30, 2006, a decrease of $7.4 million.  This decrease was primarily due to a decrease in income before income taxes from $26.0 million in the three months ended September 30, 2006 to $12.6 million in the three months ended September 30, 2007.

The effective tax rate for the three months ended September 30, 2007 was 17.0% as compared to 36.6% for the three months ended September 30, 2006.  For the three months ended September 30, 2007, the effective tax rate was primarily affected by the decrease in income before income taxes and a reduction in the liability for uncertain tax positions due to the expiration of statutes of limitations in certain state and local jurisdictions.

Equity in loss (income) of affiliates, net of tax.  Equity in loss (income) of affiliates, net of tax was a loss of $0.7 million for the three months ended September 30, 2007, as compared to income of $0.04 million for the three months ended September 30, 2006.  For all periods presented, our share of income in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) was substantially offset by our share of losses in Ripe Digital Entertainment, Inc. (“Ripe TV”).

Net income.    Net income was $9.7 million in the three months ended September 30, 2007, as compared to $16.5 million in the three months ended September 30, 2006, a decrease of $6.8 million or 41.2%.  This decrease was primarily due to the items described above.

Nine Months Ended September 30, 2007

Compared to Nine Months Ended September 30, 2006

	For the nine months ended September 30,
	2007	2006	$ Change	% Change
	(In thousands)
Total revenue	$539,177	$550,974	$(11,797)	-2.1%
Station operating expenses:
Salaries, benefits and other operating costs	305,073	294,016	11,057	3.8%
Amortization of program rights	57,329	49,034	8,295	16.9%
Depreciation and amortization	42,492	46,103	(3,611)	-7.8%
Corporate, general and administrative expenses	29,201	22,766	6,435	28.3%
Operating income	105,082	139,055	(33,973)	-24.4%

Interest expense	47,846	48,942	(1,096)	-2.2%
Interest income	(1,309)	(4,983)	3,674	-73.7%
Interest expense, net – Capital Trust	7,313	7,313	—	0.0%
Other expense	—	2,501	(2,501)	-100.0%
Income before income taxes and equity earnings	51,232	85,282	(34,050)	-39.9%

Income tax expense	18,656	30,807	(12,151)	-39.4%
Equity in loss (income) of affiliates, net of tax	1,564	(102)	1,666	-1633.3%
Net income	$31,012	$54,577	$(23,565)	-43.2%

	For the nine months ended September 30,
	2007	2006	$ Change	% Change
	(In thousands)
Net local and national ad revenue (excluding political)	$458,222	$453,448	$4,774	1.1%
Net political revenue	13,363	38,490	(25,127)	-65.3%
Retransmission consent revenue	16,148	13,351	2,797	20.9%
Net digital media revenue	14,282	10,227	4,055	39.6%
Network compensation	7,258	6,868	390	5.7%
Other revenue	29,904	28,590	1,314	4.6%
Total revenue	$539,177	$550,974	$(11,797)	-2.1%

Total revenue in the nine months ended September 30, 2007 was $539.2 million as compared to $551.0 million in the nine months ended September 30, 2006, a decrease of $11.8 million or 2.1%. This decrease was primarily attributable to the following factors:

(i)               a $25.1 million decrease of net political advertising revenue; partially offset by

(ii)            the inclusion of results of operations from WKCF-TV;

(iii)         a $4.1 million increase in net digital media revenue; and

(iv)        a $2.8 million increase in retransmission consent revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $305.1 million in the nine months ended September 30, 2007, as compared to $294.0 million in the nine months ended September 30, 2006, an increase of $11.1 million or 3.8%.  This increase was primarily due to:

(i)             an increase in expenses due to the inclusion of results of operations from WKCF-TV; and

(ii)          a $4.8 million increase related to digital media expenses.

Amortization of program rights.  Amortization of program rights was $57.3 million in the nine months ended September 30, 2007, as compared to $49.0 million in the nine months ended September 30, 2006, an increase of $8.3 million or 16.9%. This increase was primarily due to:

(i)               an increase in amortization due to the purchase of WKCF-TV; and

(ii)            a $0.7 million write-down of certain off-network syndicated programs.

Depreciation and amortization.   Depreciation and amortization was $42.5 million in the nine months ended September 30, 2007, as compared to $46.1 million in the nine months ended September 30, 2006, a decrease of $3.6 million or 7.8%.  Depreciation expense was $37.3 million in the nine months ended September 30, 2007, as compared to $41.5 million in the nine months ended September 30, 2006, a decrease of $4.2 million or 10.1%.  The decrease in depreciation expense is primarily due to:

(i)             depreciation in full of certain fixed assets, including leasehold improvements from our previous corporate office; partially offset by

(ii)          additional depreciation from WKCF-TV.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $29.2 million in the nine months ended September 30, 2007, as compared to $22.8 million in the nine months ended September 30, 2006, an increase of $6.4 million or 28.1%.  This increase was primarily due to:

(i)             $3.6 million in legal and investment banking expenses related to the Offer; and

(ii)          a $1.8 million increase related to employee compensation, pension and benefit expense, a portion of which is related to our investment in our digital media initiatives.

Interest expense.  Interest expense was $47.8 million in the nine months ended September 30, 2007, as compared to $48.9 million in the nine months ended September 30, 2006, a decrease of $1.1 million or 2.2%.

Interest income.    Interest income was $1.3 million in the nine months ended September 30, 2007, as compared to $5.0 million in the nine months ended September 30, 2006, a decrease of $3.7 million or 74%. This decrease is due to lower cash balances in 2007 as compared to the same period in 2006.

Other expense.   During the nine months ended September 30, 2006, we recorded a $2.5 million write-off of our investment in USDTV.

Income tax expense.    We recorded income tax expense of $18.7 million in the nine months ended September 30, 2007, as compared to $30.8 million in the nine months ended September 30, 2006, a decrease of $12.2 million.  This decrease was primarily due to a decrease in income before income taxes from $85.3 million in the nine months ended September 30, 2006 to $51.2 million in the nine months ended September 30, 2007.

The effective tax rate for the nine months ended September 30, 2007 was 36.4% as compared to 36.1% for the nine months ended September 30, 2006.  The Company’s effective income tax rate in a given financial statement period may be impacted by:

•                  changes in the level of earnings by taxing jurisdiction;

•                  changes in the expected outcome of tax examinations;

•                  the normal expiration of statutes of limitations; or

•                  the amount of deductions or changes in the deferred tax valuation allowance.

On a full year basis, the Company estimates its annual effective tax rate to be approximately 37%.  The effective tax rate for 2007 gives effect to the adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Equity in loss (income) of affiliates, net of tax.  Equity in loss (income) of affiliates, net of tax was a loss of $1.6 million for the nine months ended September 30, 2007 as compared to income of $0.1 million for the nine months ended September 30, 2006, a change of $1.7 million.  For the nine months ended September 30, 2007, our share of income in Internet Broadcasting was substantially offset by our share of losses in Ripe TV.

Net income.    Net income was $31.0 million in the nine months ended September 30, 2007, as compared to $54.6 million in the nine months ended September 30, 2006, a decrease of $23.6 million or 43.2%.  This decrease was primarily due to a the items described above.

Liquidity and Capital Resources

As of September 30, 2007, the Company’s cash and cash equivalents balance was $55.6 million, as compared to $18.6 million as of December 31, 2006.  The net increase in cash and cash equivalents of $37.0 million during the nine months ended September 30, 2007 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	Nine months ended September 30,
	2007	2006	$ Change	% Change
	(In thousands)
Net cash provided by operating activities	$86,732	$154,282	$(67,550)	-43.8%
Net cash used in investing activities	$(42,977)	$(264,760)	$221,783	83.8%
Net cash (used in) provided by financing activities	$(6,797)	$71,217	$(78,014)	NM

Cash paid for:
Interest	37,911	37,745	166	0.4%
Interest on Note payable to Capital Trust	4,875	7,313	(2,438)	-33.3%
Taxes, net of refunds	34,963	26,656	8,307	31.2%
Purchase of property, plant and equipment, net	42,103	38,288	3,815	10.0%
Dividends paid on common stock	19,640	19,464	176	0.9%
Series A Common Stock repurchases	2,270	2,780	(510)	-18.3%

Operating Activities

Net cash provided by operating activities was $86.7 million in the nine months ended September 30, 2007, as compared to $154.3 million in the nine months ended September 30, 2006, a decrease of $67.6 million or 43.8%. This decrease was primarily due to:

(i)    lower revenue and net income; and

(ii)   changes in other operating assets and liabilities, driven by higher tax and programming payments in 2007 as compared to the same period in 2006.

Investing Activities

Net cash used in investing activities was $43.0 million in the nine months ended September 30, 2007, as compared to $264.8 million in the nine months ended September 30, 2006, a decrease of $221.8 million or 83.8%.  This decrease is primarily due to:

(i)    the acquisition of WKCF-TV for $217.4 million in August 2006; and

(ii)   a $1.9 million investment in Ripe TV in the nine months ended September 30, 2007, as compared to $10.6 million in investments in Internet Broadcasting, Ripe TV and USDTV in the nine months ended September 30, 2006; partially offset by

(iii)  an increase in capital expenditures from $38.3 million in the nine months ended September 30, 2006 to $42.1 million the same period in 2007. The increased level of capital investment relates primarily to construction projects at KMBC-TV in Kansas City, Missouri, at WBAL-TV in Baltimore, Maryland, and at KHBS-TV in Fort Smith, Arkansas, and the timing of cash payments.

Financing Activities

Net cash used in financing activities was $6.8 million in the nine months ended September 30, 2007, as compared to net cash provided by financing activities of $71.2 million in the nine months ended September 30, 2006, a change of $78.0 million or 109.6%. This change was primarily due to:

(i)    Borrowings on our credit facility of $100.0 million to fund the acquisition of WKCF-TV in the nine months ended September 30, 2006; partially offset by

(ii)   proceeds from stock option exercises and employee stock purchases of $15.1 million in the nine months ended September 30, 2007 compared to $3.5 million in the nine months ended September 30, 2006; and

(iii)  the repurchase of $10.0 million of our senior notes due 2018 in the nine months ended September 30, 2006.

Credit Facility and Other Long Term Debt

In November 2006, we increased our five-year unsecured revolving credit facility, which matures on April 15, 2010, to $500 million. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $100.0 million under the credit facility as of September 30, 2007.

As of September 30, 2007, our long-term debt obligations, exclusive of capital lease obligations, were $777.1 million and our current debt maturities totaled $90 million.  The Company has the ability and intent to refinance its $125 million principal amount of 7% senior notes due November 15, 2007 under its credit facility and, therefore, has continued to classify the debt as a long-term obligation on the consolidated balance sheet.  Our long-term debt obligations bear interest at a fixed rate.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of September 30, 2007.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of September 30, 2007.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2007, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of September 30, 2007, we have borrowed $100.0 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended September 30, 2007.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2007.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1.    Legal Proceedings.

The information presented in Note 11 of the “Notes to Condensed Consolidated Financial Statements (unaudited)” under the caption “Legal Matters” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	0	$0.00	0
August 1 – August 31	0	$0.00	0
September 1 – September 30	0	$0.00	0	1,184,656	(1)
Total	0	$0.00	0

(1)          On September 28, 2005, Hearst increased Hearst Broadcasting’s authorization to purchase the Company’s Series A Common Stock from 20 million to 25 million shares (Hearst's initial purchase authorization was granted in December 2000.)  Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.

As of September 30, 2007, Hearst beneficially owned approximately 52.4% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 73.4% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	50,200	$20.88	50,200	$195,662,220
August 1 – August 31	58,900	$20.75	58,900	$194,439,838
September 1 – September 30	0	$0.00	0	$194,439,838	(1)
Total	109,100	$20.81	109,100

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of September 30, 2007, the Company has spent approximately $113.1 million to repurchase approximately 4.6 million shares of Series A Common Stock at an average price of $24.78. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	November 8, 2007

Name

Title

Date

/S/ HARRY T. HAWKS	Executive Vice President	November 8, 2007
Harry T. Hawks	and Chief Financial Officer
(Principal Financial Officer)

/S/ LYDIA G. BROWN	Corporate Controller	November 8, 2007
Lydia G. Brown	(Principal Accounting Officer)