Form 10-K
period 2007-12-31
HEARST ARGYLE TELEVISION INC
filed 2008-02-28
CIK 949536

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: Not Applicable

Commission file number 1-14776

Hearst-Argyle Television, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-2717523 (I.R.S. Employer Identification No.)
300 West 57th Street New York, NY 10019 (Address of principal executive offices)	(212) 887-6800 (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Series A Common Stock, par value $.01 per share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates on June 30, 2007 based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $380,397,437.

         Shares of the registrant's Common Stock outstanding as of February 15, 2008: 93,865,614 shares (consisting of 52,566,966 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

         DOCUMENTS INCORPORATED BY REFERENCE:    Portions of the registrant's Proxy Statement relating to the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS

        This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "anticipate", "will", "may", "likely", "plan", "believe", "expect", "intend", "project", "forecast" or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

  •
  Changes in Federal regulations that affect us, including changes in Federal communications laws or regulations;

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

  •
  Changes in advertising trends and our advertisers' financial condition; and

  •
  Volatility in programming costs, industry consolidation, technological developments, and major world events.

        For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. "Risk Factors" beginning on page 18. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

HEARST-ARGYLE TELEVISION, INC.

2007 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

General

        Hearst-Argyle Television, Inc. (the "Company" or "we") is one of the country's largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 29 television stations reaching approximately 20.4 million television households in the United States, representing approximately 18.1% of all U.S. television households. Our 13 owned and managed ABC-affiliated television stations, which reach 8.3% of U.S. television households, represent the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which reach 7.3% of U.S. television households, represent the second largest NBC affiliate group. We own two CBS-affiliated television stations, one CW station and one MyNetworkTV station, and we also manage one CW station and one independent station for The Hearst Corporation ("Hearst"). In four of our markets, Boston, Sacramento, Orlando and Kansas City, we operate duopolies, or two television stations in one market. Our primary objective is to maximize the profitability of our media properties by optimizing audience ratings and advertising revenues. We believe that local news leadership, the effective showcasing of network and syndicated programs, and serving our local communities, drive market-competitive ratings, revenue share and station and Website profitability. We are a leader in the convergence of local broadcast television and the Internet. Our stations' Websites, which are part of a nation-wide group of Websites operated and hosted by Internet Broadcasting Systems, Inc., provide news, weather, community information, user generated content and entertainment content to our audience. Our stations' Websites attracted a combined average of approximately 14.6 million unique viewers per month and generated approximately 144 million average page views per month during 2007. Also, as part of our ongoing initiative to explore additional uses of our digital spectrum, 16 of our stations broadcast additional channels on a multicast stream in addition to their main digital channel. Our NBC-affiliated stations multicast the NBC Weather Plus Network, the first ever 24/7, all digital, local and national broadcast network, and six of our other stations have launched station-branded multicast weather channels. We also manage two radio stations which are owned by Hearst.

        We provide, through our local television stations, free over-the-air programming to our local communities. Our programming includes three main components:

  •
  programs produced by networks with which we are affiliated, such as ABC's Desperate Housewives, NBC's Law and Order and CBS' CSI: Crime Scene Investigation, and special event programs like The Academy Awards and the Olympics;

  •
  programs that we produce at our stations, such as local news, weather, sports and entertainment; and

  •
  first-run syndicated programs that we acquire, such as The Oprah Winfrey Show and Entertainment Tonight.

        In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations and Websites also provide public service announcements and political coverage and sponsor community service projects and other public service initiatives.

        Our primary source of revenue is the sale of available air time inventory on our stations and sponsorships on our Websites to local and national advertisers. We seek to attract advertising customers and increase our advertiser base by delivering mass audiences in key demographics, as measured by Nielsen Media Research. We also seek to attract and grow our audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user generated content and entertainment content on our stations' Websites. In many of our markets, we have also established a mobile presence for our stations' Websites. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

        We believe that excellence in news coverage is a key determinant to developing a loyal audience, which is instrumental to a station's competitive, operational and financial success. We focus on the coverage of local and national issues, breaking news, accurate and timely forecasting of local weather conditions and the latest information at times of emergencies, as well as coverage of political issues, candidates, debates, and elections. Our stations typically rank either first or second (in total household ratings and by share of demographic audience, adults aged 25-54) in local morning and evening news programs. In addition, our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors in recent years, including consecutive Walter Cronkite Awards bestowed by the University of Southern California's Annenberg School for Communication, Edward R. Murrow Awards, George Foster Peabody Awards, Alfred I. duPont Columbia Awards, National Headliner Awards, the NAB Service to America Award, as well as numerous state and local Emmy and Associated Press honors.

        We believe that capitalizing on the opportunities afforded the television industry by digital media is important to our future success. Specifically we seek to expand the availability of our content to multiple platforms, such as on-air (through digital multicasting), on-line (through streaming on broadband and video-on-demand), and on mobile and other portable devices. We also seek to expand distribution of our local content through operating agreements with other content providers, such as CNN and YouTube. We not only devote substantial energy and resources to developing these internal digital media initiatives; we seek investment opportunities in companies which we believe are well-positioned for emerging trends in digital media, as well.

        For the year ended December 31, 2007, we had revenue of $755.7 million, employed 3,415 employees and operated in 25 U.S. markets. Information about our financial results is discussed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 33, and presented under Item 8 "Financial Statements and Supplementary Data" beginning on page 51.

        Hearst-Argyle is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 300 West 57th Street, New York, New York 10019, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the ticker symbol "HTV".

Company Background

        Hearst-Argyle Television, Inc. was formed in August 1997 when Hearst combined its television broadcast group and related broadcast operations (the "Hearst Broadcast Group") with those of Argyle Television, Inc. ("Argyle").

        Founded by William Randolph Hearst in 1887, The Hearst Corporation entered the broadcasting business in 1928 with its acquisition of radio station WSOE in Milwaukee, Wisconsin. In 1948, Hearst launched its first television station, WBAL-TV, in Baltimore, Maryland, which was the nation's 19th television station. That same year, WLWT(TV), in Cincinnati, Ohio, later to become an Argyle station, was launched as the nation's 20th television station and WDSU(TV), in New Orleans, Louisiana, later to be acquired by the Pulitzer Publishing Company, was launched as the nation's

48th television station. By 1997, when Hearst and Argyle combined their broadcast operations to form our company, the two companies had a combined total of 15 owned and managed television stations and two managed radio stations.

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

        We also have a strategic equity investment in Internet Broadcasting Systems, Inc. ("Internet Broadcasting"). Each of our stations has a Website for which certain services and content are produced and managed by Internet Broadcasting. Our stations' Websites typically provide news, weather, community information, user generated content and entertainment content. These Websites are part of a nation-wide network of local Websites that we and Internet Broadcasting have built with other television station groups. The Internet Broadcasting network provides local Internet coverage of 57 markets, reaching 65% of U.S. households. We also have a strategic equity investment in Ripe Digital Entertainment, Inc. ("RDE"), which produces advertising-supported free digital video-on-demand program services for distribution via multiple platforms, including digital cable, broadband, and cell phones. In addition, we have a minority interest in the Arizona Diamondbacks major league baseball team, which we acquired in the Pulitzer transaction.

        As of February 15, 2008, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation ("Hearst Holdings"), and Hearst Broadcasting, Inc., a Delaware corporation ("Hearst Broadcasting"), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the "Series B Common Stock," and together with our Series A Common Stock, par value $.01 per share, the "Series A Common Stock," the "Common Stock") and approximately 55.5% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 75.1% of the outstanding voting power of our Common Stock (except with regard to the election of directors, which is discussed below). On February 15, 2008, Hearst Broadcasting also owned 500,000 Series B Redeemable Convertible Preferred Securities due 2021 that were issued by Hearst-Argyle Capital Trust, our wholly-owned subsidiary trust. Hearst Broadcasting may convert the Series B Redeemable Convertible Preferred Securities into 986,131 shares of our Series A Common Stock, representing in the aggregate, approximately 1.1% of the outstanding voting power of our Common Stock (except with respect to the election of directors, which is discussed below) as of February 15, 2008. Because of Hearst's ownership, we are considered a "controlled company" under New York Stock Exchange rules.

        Hearst Broadcasting's ownership of our Series B Common Stock entitles it to elect as a class all but two members of our Board of Directors (the "Board"). The holders of our Series A Common Stock are entitled to elect the remaining two members of our Board. When Hearst combined the Hearst Broadcast Group with Argyle in August 1997, Hearst agreed that, for purposes of any vote to elect directors and for as long as it held any shares of our Series B Common Stock, it would vote any shares of Series A Common Stock that it owned only in the same proportion as the shares of Series A Common Stock not held by Hearst are voted in the election.

        On September 14, 2007, Hearst launched a tender offer to acquire the outstanding shares of the Company's Series A Common Stock that it did not already own for $23.50 per share (the "Offer"). On October 12, 2007, the Offer expired and Hearst announced that it would return to shareholders all of the shares that were tendered in the Offer. On December 6, 2007, Hearst filed an amendment to its

Schedule 13D with the Securities and Exchange Commission indicating that its Board of Directors had approved the purchase of up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes.

The Stations

        We own 26 television stations. In addition, we manage three television stations (WMOR-TV in Tampa, Florida, WPBF(TV) in West Palm Beach, Florida and KCWE(TV) in Kansas City, Missouri) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), all of which are owned by Hearst. In four of our markets, Boston, Sacramento, Orlando and Kansas City, we operate duopolies, or two television stations in one market. Of the 29 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas ("DMAs") according to Nielsen Media Research ("Nielsen") estimates for the 2006-2007 television broadcasting season.

        The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2007:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel	Digital Channel(3)	Percentage Of U.S. Television Households(4)
WCVB	Boston, MA	7	ABC	5	20	2.122%
WMUR	Manchester, NH(5)	7	ABC	9	59	—
WMOR	Tampa, FL	13	IND	32	19	1.582%
WESH	Orlando, FL	19	NBC	2	11	1.271%
WKCF	Orlando, FL(6)	19	CW	18	17	—
KCRA	Sacramento, CA	20	NBC	3	35	1.234%
KQCA	Sacramento, CA(7)	20	MNT	58	46	—
WTAE	Pittsburgh, PA	22	ABC	4	51	1.027%
WBAL	Baltimore, MD	24	NBC	11	59	0.971%
KMBC	Kansas City, MO	31	ABC	9	7	0.822%
KCWE	Kansas City, MO(8)	31	CW	29	31	—
WLWT	Cincinnati, OH	33	NBC	5	35	0.802%
WISN	Milwaukee, WI	34	ABC	12	34	0.790%
WYFF	Greenville, SC	36	NBC	4	59	0.743%
WPBF	West Palm Beach, FL	38	ABC	25	16	0.687%
WGAL	Lancaster, PA	41	NBC	8	58	0.642%
KOAT	Albuquerque, NM	44	ABC	7	21	0.601%
KOCO	Oklahoma City, OK	45	ABC	5	7	0.600%
WXII	Greensboro, NC	46	NBC	12	31	0.596%
WLKY	Louisville, KY	48	CBS	32	26	0.583%
WDSU	New Orleans, LA	53	NBC	6	43	0.532%
KCCI	Des Moines, IA	71	CBS	8	31	0.377%
KITV	Honolulu, HI	73	ABC	4	40	0.376%
KETV	Omaha, NE	75	ABC	7	20	0.361%
WMTW	Portland-Auburn, ME	76	ABC	8	46	0.361%
WAPT	Jackson, MS	90	ABC	16	21	0.296%
WPTZ/WNNE	Plattsburgh, NY/ Burlington, VT	92	NBC	5/31	14/25	0.291%
KHBS/KHOG	Fort Smith/ Fayetteville, AR	102	ABC	40/29	21/15	0.256%
KSBW	Monterey-Salinas, CA	124	NBC	8	10	0.193%

	TOTAL					18.116%

(1)
Television market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 210 generally recognized DMAs in the United States, based on Nielsen estimates for the 2007-2008 season.

(2)
ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television Network; CW refers to The CW Network, formed by the 2006 merger of the UPN and WB networks; MNT refers to MyNetworkTV, launched in 2006 by the Fox Broadcasting Company.

(3)
Our television stations are required to transition from analog television service to digital television service by February 17, 2009. At present, all of our stations are operating both analog and digital channels (with the exception of WDSU, which is in the process of completing reconstruction of its digital transmission facility due to damage sustained from Hurricane Katrina, and KMAU (satellite of KITV), which is permitted to flash cut to digital on its current analog channel at the end of the digital transition). At the end of the transition, each station must operate with only one digital channel; however, this channel may be subdivided into several sub-channels containing different content. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is either the station's current analog channel, current digital channel, or it may be a new channel. In August 2007, the FCC approved the channel elections of each of our stations (with the exception of KMBC, for which the preferred DTV channel election remains pending). Notwithstanding a station's ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol ("PSIP"). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station's digital channel with the station's analog channel number. For example, WCVB, which operates on analog channel 5 and digital channel 20, uses channel 5 as its "major" PSIP channel, and viewers access the station's digital channel by tuning to channel 5 on their digital receivers. Due to PSIP, the fact that WCVB's digital station technically operates on channel 20 is not apparent to the viewer.

(4)
Based on Nielsen estimates for the 2007-2008 season.

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

(1)
Radio market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron's Fall 2007 Radio Market Report.

(2)
We manage WBAL(AM) and WIYY(FM) under a management agreement with Hearst.

        We have an option to acquire WMOR-TV and KCWE(TV) from Hearst, at their fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters (and we may withdraw any option exercise after we receive the third-party appraisal). However, if Hearst elects to sell either station during the option period, we will have a right of first refusal to acquire that station substantially on the terms agreed upon between Hearst and the potential buyer. We also have a right of first refusal to purchase WPBF(TV) if Hearst proposes to sell the station to a third party We will exercise any option or right of first refusal related to these properties by action of our independent directors. The option periods and the rights of first refusal expire on December 31, 2008.

Network Affiliations

        General.    Twenty-eight of our 29 owned or managed television stations are affiliated with one of the following networks pursuant to a network affiliation agreement: ABC (13 stations), NBC (10 stations), CBS (two stations), CW (two stations) and MyNetworkTV (one station). WMOR-TV in Tampa, Florida currently operates as an independent station.

        Each affiliation agreement provides the affiliated station with the right to broadcast all programs transmitted by the network, which constitute approximately 14 hours of programming on a typical weekday on our ABC, NBC and CBS stations. In return, the network has the right to sell a significant portion of the advertising time during those broadcasts. The duration of a majority of our stations' affiliations with their networks has exceeded 40 years and, for certain stations, has continued for more than 50 years. Our two radio stations also have an affiliation agreement with a network that provides certain content (e.g., news and sports) for the stations. However, our radio stations are less dependent on their affiliation agreements for programming.

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

        NBC.    The term of the affiliation agreement for our NBC-affiliated stations—KCRA, WESH, WBAL, WLWT, WYFF, WGAL, WDSU, WXII, WPTZ/WNNE and KSBW—is for a period of nine years, six months, expiring December 31, 2009. In addition, our NBC stations are affiliates of the NBC Weather Plus network. See "Digital Media Initiatives."

        CBS.    The term of each affiliation agreement for our CBS-affiliated stations—WLKY and KCCI—is for a period of ten years, expiring June 30, 2015.

        CW.    Warner Brothers and CBS Corp., respective owners of the former WB and UPN networks, discontinued the WB and UPN networks in the fall of 2006. In September 2006, Warner Brothers and CBS Corp. commenced operation of a new joint network, The CW. Certain former WB and UPN network affiliates are now affiliated with The CW, including KCWE and WKCF. The term of each affiliation agreement for our CW-affiliated stations is for a period of five years, expiring September 18, 2011.

        MyNetworkTV.    On September 5, 2006, News Corporation created a new prime-time network called MyNetworkTV. KQCA is affiliated with MyNetworkTV. The term of KQCA's MyNetworkTV affiliation agreement is for a period of 2 years, expiring September 5, 2008. At our sole election, we may renew KQCA's affiliation with MyNetworkTV for up to three successive one-year terms.

Digital Media Initiatives

        Digital technology presents opportunities for the Company to deliver content on multiple platforms. In addition to our traditional television news broadcasts, we distribute content on-air through digital multicasting, on-line through streaming on broadband and video-on-demand on our Websites, and on mobile and other portable devices. We continually seek to expand and enhance our multicasting, Internet and mobile content offerings to meet the changing needs of our audience and, ultimately, to attract advertisers.

        We and other television station groups have entered into operating agreements with Internet Broadcasting to operate a nation-wide network of local Websites. The Internet Broadcasting network, which covers 57 markets and reaches 65% of U.S. households, attracted on the average approximately 48 million monthly unique viewers and generated approximately 5.5 billion total page views during 2007, according to WebTrends. Our stations' local Websites are part of this national network, for which Internet Broadcasting provides content, production and management services on their technology platform. Our stations' Websites provide news, weather, community information, user generated content and entertainment content, including live video streams of breaking news events and access to on-demand video clip archives. Our stations' Websites attracted a combined average of approximately 14.6 million monthly unique viewers and generated approximately 1.7 billion total page views during 2007, according to WebTrends. These figures represent 74% and 34% growth, respectively, from 2006.

        In addition to publishing our content on-line through our operating agreements with Internet Broadcasting, we deliver various forms of content optimized for wireless and portable devices in 12 of our markets, including Orlando, Sacramento, Boston, Pittsburgh and Baltimore.

        In November 2004 NBC Universal and the NBC Television Affiliates Association formed NBC Weather Plus Network LLC, a 50/50 joint venture which launched the first ever 24/7, all digital, local and national broadcast network. NBC-affiliated stations participated in the venture by investing in a limited liability company called Weather Network Affiliates Company, LLC, one of the entities which invested in NBC Weather Plus Network LLC. Stations participating in the venture broadcast 24-hour national and local weather and related community information using their digital spectrum (as a multicast stream which is separate from their main digital channel). We have launched NBC Weather Plus in all 10 of our NBC markets. We also have launched station-branded multicast weather channels in Pittsburgh, West Palm Beach, Honolulu, Des Moines, Portland and Omaha.

        In July 2005, we made an equity investment in Ripe Digital Entertainment, Inc. ("RDE"). RDE was formed in 2003 to create advertising-supported, free, digital video-on-demand program services, consisting primarily of short-form entertainment content. Since October 2005, RDE has launched RipeTV, OctaneTV and FlowTV, three program services that target men aged 18-34 and are available for distribution via multiple platforms, including digital cable, broadband, and cell phones. RDE's programs are currently carried on the video-on-demand tiers of both Comcast's and Time Warner's cable services.

        In 2007 we also continued to expand the distribution of our local content through operating agreements with other content providers. For example, CNN and our national network of Internet Websites operated by Internet Broadcasting have signed a content-sharing agreement in which local content from Internet Broadcasting's national network, including our Websites, is integrated into CNN.com. In addition, we and Google have entered into an arrangement to distribute video news content from many of our stations on partner channels we have launched on YouTube. Content-sharing arrangements such as these enable us to reach new demographics and further expand distribution channels for our local news content.

The Commercial Television Broadcasting Industry

        General.    Commercial television broadcasting began on a regular basis in the 1940s. Currently a limited number of channels are available for over-the-air broadcasting in any one geographic area, and a license to operate a television station must be granted by the FCC. All television stations in the country are grouped by Nielsen into 210 generally recognized television markets that are ranked in size based upon actual or potential audience. Each of these markets, called "Designated Market Areas" or "DMAs", is designated as an exclusive geographic area consisting of all counties whose largest viewing share is given to stations of that same market area. Nielsen regularly publishes data on estimated audiences for the television stations in each DMA, which data is a significant factor in determining our advertising rates.

        Revenue.    Television station revenue is derived primarily from local, regional and national advertising and, to a lesser extent, from retransmission revenue (consisting of compensation paid to us by multi-channel, video program distributors ("MVPDs") as compensation for retransmitting our stations' signals), network compensation and other sources. Advertising rates are set based upon a variety of factors, including

  •
  a program's popularity among the viewers an advertiser wishes to attract;

  •
  the number of advertisers competing for the available time;

  •
  the size and demographic makeup of the market served by the station; and

  •
  the availability of alternative advertising media in the market.

Also, advertising rates are determined by a station's ratings and audience share among particular demographic groups.

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

        In addition, while we stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user generated content and entertainment content, on our stations' Websites, and have established a mobile presence in certain of our markets, we increasingly compete for audience with other content providers who operate on these platforms, as well.

        Other sources of competition for audience include

  •
  home entertainment and recording systems (including VCRs, DVDs, DVRs and playback systems);

  •
  video-on-demand and pay-per-view;

  •
  television game devices;

  •
  other sources of home entertainment.

        Competition for Programming.    Competition for non-network programming involves negotiating with national program distributors or syndicators that sell first-run and off-network packages of programming. Our stations predominantly carry first-run syndicated product and compete against other local broadcast stations for exclusive local access to the most popular programs (such as The Oprah Winfrey Show, which we carry in 18 of our markets). To a lesser extent, we compete for exclusive local access to off-network reruns (such as Two and a Half Men). MVPDs also compete with local stations for programming, and various national cable and satellite networks from time to time have acquired programs that otherwise would have been offered to local television stations. In addition, networks have begun to distribute their programming directly to the consumer via the Internet and portable digital devices such as video iPods and cell phones.

        Competition for Advertisers.    Broadcast television stations compete for advertising revenues with other broadcast television stations, as well as with a variety of other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and MVPDs serving the same market. A station's competitive advantage is in large part determined by the ratings success of its programming.

        Additional factors relevant to a television station's competitive position include signal strength and coverage within a geographic area and assigned frequency or channel position. Television stations that broadcast over the VHF band (channels 2-13) of the spectrum historically have had a competitive advantage over television stations that broadcast over the UHF band (channels above 13) of the spectrum because the former usually have better signal coverage and operate at a lower transmission cost. However, the improvement of UHF transmitters and receivers, the complete elimination from the marketplace of VHF-only receivers, the expansion of MVPD systems (such as cable and satellite) and the commencement of and transition to digital broadcasting have reduced the VHF signal's competitive advantage.

Seasonality, Cyclicality and Materiality of Automotive Advertising

        Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing habits. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical, benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

        In addition, the Company derives a material portion of its ad revenue from the automotive industry. Approximately 26% of the Company's total revenue came from the automotive category in 2007. An increase or decrease in revenue from this category therefore may disproportionately impact our operating results.

Federal Regulation of Television Broadcasting

        General.    Broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act requires the FCC to regulate broadcasting so as to serve "the public interest, convenience and necessity." The Communications Act prohibits the operation of broadcast stations except pursuant to licenses issued by the FCC and empowers the FCC, among other things, to

  •
  issue, renew, revoke and modify broadcasting licenses;

  •
  assign frequency bands;

  •
  determine stations' frequencies, locations and power; and

  •
  regulate the equipment used by stations.

        The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite ("DBS") systems and other electronic media that compete with broadcast stations. In addition, although the FCC has reduced its regulation of broadcast stations, the FCC continues to regulate matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices and obscene and indecent programming. In recent years, the FCC and Congress have increased their regulatory focus on indecency, which may impact certain of our programming decisions.

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

        License Renewals.    Under the Communications Act, the FCC generally may grant and renew broadcast licenses for terms of eight years, though licenses may be renewed for a shorter period under certain circumstances. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC's rules and regulations by the licensee; and (iii) there have been no other serious violations that taken together constitute a pattern of abuse. In making its determination, the FCC may consider petitions to deny but cannot consider whether the public interest would be better served by issuing the license to a person other than the renewal applicant. In addition, competing applications for the same frequency may be accepted only after the FCC has denied an incumbent's application for license renewal.

        The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License
WCVB	Boston, MA	April 1, 2007*
WMUR	Manchester, NH(1)	April 1, 2007*
WMOR	Tampa, Fl	February 1, 2013
WESH	Orlando, FL	February 1, 2013
WKCF	Orlando, FL	February 1, 2013
KCRA	Sacramento, CA	December 1, 2014
KQCA	Sacramento, CA	December 1, 2014
WTAE	Pittsburgh, PA	August 1, 2015
WBAL	Baltimore, MD	October 1, 2012
KMBC	Kansas City, MO	February 1, 2014
KCWE	Kansas City, MO	February 1, 2014
WLWT	Cincinnati, OH	October 1, 2013
WISN	Milwaukee, WI	December 1, 2013
WYFF	Greenville, SC	December 1, 2012
WPBF	West Palm Beach, FL	February 1, 2013
WGAL	Lancaster, PA	August 1, 2015
KOAT	Albuquerque, NM	October 1, 2014
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2014
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2014
KOCO	Oklahoma City, OK	June 1, 2014
WXII	Greensboro, NC	December 1, 2012
WDSU	New Orleans, LA	June 1, 2013
WLKY	Louisville, KY	August 1, 2013
KITV	Honolulu, HI	February 1, 2015
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2015
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2015
KCCI	Des Moines, IA	February 1, 2014
WMTW	Portland-Auburn, ME	April 1, 2015
KETV	Omaha, NE	June 1, 2014
WAPT	Jackson, MS	June 1, 2013
WPTZ	Plattsburgh, NY	June 1, 2015
WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2015
KHBS	Fort Smith, AR	June 1, 2013
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2013
KSBW	Monterey-Salinas, CA	December 1, 2014

(1)
Manchester, New Hampshire is determined by Nielsen to be a part of the Boston DMA.

*
We have filed for renewal of licenses for these stations, and those applications are pending. A station's authority to operate is automatically extended while a renewal application is on file and under review. We have no reason to believe that these licenses will not be renewed by the FCC.

**
Satellite stations generally retransmit the signal of a primary station, and offer some locally originated programming.

        Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. In June 2006, the FCC launched a rulemaking proceeding to promulgate new media ownership rules. This rulemaking was, in part, a response to a 2004 decision of the Third Circuit Court of Appeals that stayed and remanded several of the ownership rule changes that the FCC had adopted in 2003. The rules adopted in 2003 would have liberalized most of the ownership rules which would have permitted us to acquire television stations in certain markets where we are currently prohibited from acquiring new stations. In December 2007, the FCC concluded its rulemaking proceeding by amending the 32-year-old ban on newspaper/broadcast cross-ownership. The FCC made no other changes to its broadcast ownership rules, thereby leaving in place the majority of the pre-June 2003 broadcast ownership rules. The FCC's currently effective ownership rules that are material to our operations are summarized below:

  •
  Local Television Ownership.  Under the FCC's current local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

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

  •
  Media Cross-Ownership.  The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, the revised rule is not yet effective. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC's historic prohibition generally would remain in place. However, it is expected that various parties may seek court review and a stay of the effectiveness of FCC's revised cross-ownership rule.

    The cross-ownership rules also permit cross ownership of radio and television stations under a graduated test based on the number of independently owned media voices in the local market. In large markets (markets with at least 20 independently owned media voices), a single entity can own up to one television station and seven radio stations or, if permissible under the local television ownership rule (if eight full-power television stations would remain in the market post transaction), two television stations and six radio stations. Our television and radio stations in Baltimore, Maryland, are permanently grandfathered under this rule.

  •
  Attribution of Ownership.  Under the FCC's attribution policies, the following relationships and interests generally are attributable for purposes of the FCC's broadcast ownership restrictions:

  •
  holders of 5% or more of the licensee's voting stock, unless the holder is a qualified passive investor, in which case the threshold is a 20% or greater voting stock interest;

  •
  all officers and directors of a licensee and its direct or indirect parent(s);

  •
  any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

  •
  equity and/or debt interests which in the aggregate exceed 33% of a licensee's total assets, if the interest holder supplies more than 15% of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper (the "equity/debt plus" standard).

        All non-conforming interests acquired before November 7, 1996, are permanently grandfathered and thus do not constitute attributable ownership interests.

        Under the single majority shareholder exception to the FCC's attribution policies, otherwise attributable interests under 50% are not attributable if a corporate licensee is controlled by a single majority shareholder and the minority interest holder is not otherwise attributable under the "equity/debt plus" standard. Thus, in our case, where Hearst is the single majority shareholder, ownership of minority stock interests of up to 33% are not attributable absent other factors. The FCC is reviewing the single majority shareholder exception, but the exception currently remains in effect.

        Digital Television Service.    The Communications Act and the FCC require television stations to transition from analog television service to digital television service. The law establishes a hard transition deadline of February 17, 2009. Until the end of the transition, in general, stations are required to operate both analog and digital facilities. Proposals are currently pending that could require broadcasters, including us, to devote air time to public service announcements to educate the public about the transition to digital television.

        Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. In 2005, we made cable carriage elections for the three-year period January 1, 2006 to December 31, 2008. We opted to negotiate retransmission consent with most of the cable systems that carry our stations. We will make new retransmission consent elections by October 2008 to cover the period from January 1, 2009 to December 31, 2011.

        The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry all" provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2005, we made satellite carriage elections for the three-year period January 1, 2006 to December 31, 2008. We opted to negotiate retransmission consent for all satellite systems that carry our stations. We will make new retransmission consent elections by October 2008 to cover the period from January 1, 2009 to December 31, 2011.

        In 2007, the FCC ruled that cable systems must ensure that all cable subscribers—including those with analog television sets—continue to be able to view all must-carry broadcast stations after the digital transition on February 17, 2009. After the transition, cable systems may either (i) carry digital television signals in analog format (in addition to carrying the signals in digital format) or (ii) carry the signals only in digital format provided that subscribers are provided the necessary equipment to view the digital signals. During the digital transition period, cable operators are required to carry either a station's analog signal or a single programming stream of the digital signal, but not both. Both during and after the digital transition, cable operators are not required to carry multicast programming streams that we may create using our digital spectrum. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and certain digital programming streams of our stations.

        Indecency Regulation.    Federal law and the FCC's rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC and its indecency prohibition have received much attention. In 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each "violation," with a cap of $3 million for any "single act." On February 19, 2008, the FCC fined certain ABC stations, including four of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. The ABC Network and its affiliates, including our affected stations, have appealed the FCC's decision.

Employees

        As of December 31, 2007, we had approximately 2,930 full-time employees and 485 part-time employees. A total of approximately 924 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.

Available Information

        We maintain an Internet site at www.hearstargyle.com. We make available, free of charge, on our Internet site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file those materials with, or furnish them to, the Securities and Exchange Commission ("SEC").

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

ITEM 1A.    RISK FACTORS

        The following discussion of risk factors contains "forward-looking statements," as discussed on page 2 of this report. These risk factors may be important to understanding any statement in this report or elsewhere. The following information should be read in conjunction with Management's Discussion and Analysis (MD&A), and the consolidated financial statements and related notes in this report.

We Depend Upon Network Affiliation Agreements

        Each of the television stations we own or manage is a party to a network affiliation agreement giving such station the right to rebroadcast programs transmitted by the network, except WMOR-TV, in Tampa, Florida, which operates as an independent station. These affiliations are valuable to us because programs provided by the major networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. In exchange for giving us the right to rebroadcast their programs, the networks have the right to sell a substantial majority of the advertising time during such broadcasts. Thirteen of our stations are parties to affiliation agreements with ABC, 10 with NBC, two with CBS, two with CW and one with MyNetworkTV. We may fail to renew these network affiliation agreements, or we may renew them on less favorable terms than we presently have. In addition, because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. The termination or non-renewal, or renewal on less favorable terms, of our stations' network affiliation agreements could adversely affect the viewership of our stations and affect our ability to sell advertising, which could materially decrease our revenue and operating results.

We Depend Upon Networks for Programming

        Our viewership levels, and ultimately advertising revenues, for each station are materially dependent upon programming which is either supplied to us by the networks or purchased by us. First, programming which the networks provide to us may not achieve or maintain satisfactory viewership levels. Specifically, because 23 of our 29 owned or managed stations are ABC or NBC affiliates, if ABC or NBC network programming fails to generate satisfactory ratings, our revenues may be adversely affected. Additionally, we purchase syndicated programming to supplement the shows supplied to us by the networks. Generally, however, before we purchase syndicated programming for our stations, this programming must first be cleared in the largest television markets—New York, Los Angeles and

Chicago. Network owned and operated stations in those markets typically determine which syndicated shows will be brought to market, and therefore dictate our options for syndicated programs. If those stations do not launch new shows, or if the shows that they launch, and which in turn we acquire, fail to generate satisfactory ratings, our viewership levels may decrease and our revenues may be adversely affected.

Increased Programming Costs Could Adversely Affect Our Business and Operating Results

        Television programming is one of our most significant operating cost components. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements with their affiliates to share the networks' programming costs and to change the structure of network compensation. If we become party to an arrangement whereby we share our networks' programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

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

Materiality of a Single Advertising Category Could Adversely Affect Our Business

        We derive a material portion of our ad revenue from the automotive industry. For example, approximately 26% of our total revenue came from the automotive category in 2007. Automotive-related advertising revenue has decreased in recent years, due to a decline in car sales resulting from weakness in the national economy. If revenue from the auto category continues to decrease, or if revenue from another advertising category that constitutes a material portion of our stations' revenue in a particular period were to decrease, our business and operating results could be adversely affected.

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

        Other advances in technology, such as increasing use of local-cable advertising "interconnects," which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. In addition, video compression techniques permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression techniques, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. We expect this ability to reach very narrowly defined audiences to increase competition both for audience and for advertising revenue. In addition, the expansion of competition due to technological innovation has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire programming, which will in turn impair our ability to generate revenue from the advertisers with which we seek to do business.

We May Lose Audience Share As a Result of the Transition to Digital Television

        The Communications Act and the FCC's rules require television stations to transition from analog television service to digital television service by February 17, 2009. After that time, our analog signals will no longer be available. The Nielsen Company estimates that, as of January 1, 2007, approximately 14 percent of all U.S. households, or approximately 15.2 million households, receive television exclusively by means of analog over-the-air transmissions and do not subscribe to cable or satellite services. In addition to these households, many households that subscribe to cable or satellite services also have one or more television sets that rely on over-the-air transmissions. To continue to receive our stations after the conclusion of the digital television transition, households that rely on over-the-air transmissions will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite or cable service. A significant percentage of households with analog over-the-air receivers may not desire or be able to afford to purchase digital televisions. While the federal government has created a subsidy to help such households obtain digital converters, the subsidy may not be large enough to cover all households with over-the-air receivers and some of such households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from our stations. And, to the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce our viewership from such households. Furthermore, while in many cases, a station's digital signal generally replicates the station's entire analog service area, in some circumstances, conversion to digital may reduce a station's geographical coverage area. We believe that digital television is important to our long-term viability and offers many advantages such as high definition video, multi-channel digital audio and multicast capability. However, we cannot predict the precise effect digital television might have on our stations' viewership and our operations.

Our Inability to Secure Carriage of Our Stations by Multi-Channel Video Programming Distributors May Adversely Affect Our Business

        Cable operators and direct broadcast satellite systems are generally required to carry the analog signal of local commercial television stations pursuant to the FCC's "must carry" or "carry-one, carry-all" rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station's consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the "must carry" or "carry-one, carry-all" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station's signal, in most cases in exchange for some form of consideration from the system operator. In 2005, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2006. At present, we have retransmission consent agreements with the majority of operators for the period January 1, 2006, to at least December 31, 2008. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signal is distributed on less favorable terms, our ability to distribute our programming could be adversely affected. In many instances, the negotiation of these agreements involves the payment of compensation to us by the MVPDs as consideration. If we are unable to satisfactorily conclude those negotiations our ability to grow our retransmission consent revenue will be adversely affected.

        In addition, although cable operators generally will be required, under the FCC's current "must carry" rules, to retransmit a single programming stream transmitted by each local digital television station at the end of the digital television transition, to date, the FCC has determined that cable operators are not required to carry both a station's analog signal and digital signal during the transition period. Also, to date and except with respect to stations licensed to Hawaii and Alaska, the FCC has not extended its "carry-one, carry-all" rule to require satellite systems to carry a station's digital signal. At present, we have retransmission consent agreements with a number of cable systems operators and satellite providers that require carriage of the analog and certain digital signals of our stations.

Our Business is Seasonal and Cyclical and Some Years and Quarters Therefore May Be Less Profitable Than Others

        Our business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people's viewing habits. The advertising revenue of our stations is generally highest in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and retail advertising in the period leading up to and including the holiday season. Additionally, advertising revenue is cyclical, benefiting in even-numbered years from advertising placed by candidates for political offices and issue-oriented advertising, and demand for advertising time in Olympic broadcasts. While political and Olympic advertising cycles have been a normal pattern for our industry for decades, the variability has become more pronounced in recent years as these respective categories of revenue have grown significantly in size. The seasonality and cyclicality inherent in our business make it difficult to estimate future operating results based on the previous results of any specific quarter.

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

We Have a Controlling Stockholder

        The Hearst Corporation, through its beneficial ownership of our Series A and Series B Common Stock, has voting control of our company. Through its beneficial ownership of 100% of our Series B Common Stock, Hearst also is entitled to elect as a class all but two members of our Board of Directors (currently, 11 of our 13 Board seats). As a result, Hearst is able to control substantially all actions to be taken by our stockholders, and also is able to maintain control over our operations and business. In addition, Hearst has the ability to cause the redemption of our Series B Debentures, $134.0 million aggregate principal amount of which were outstanding at December 31, 2007.

        Further in September 2007, Hearst launched a tender offer to acquire the outstanding shares of the Company's Series A Common Stock that it did not already own. Although that offer was unsuccessful, Hearst has announced its intentions to purchase up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to the level where it can consolidate our operating results for federal income tax purposes.

        Hearst's control, as well as certain provisions of our Certificate of Incorporation and of Delaware law, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or other transaction involving an actual or potential change of control. Hearst's voting control also prevents other stockholders from exercising significant influence over our Company's business decisions.

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

        Given the newspaper and other media interests held by Hearst, we are precluded from acquiring television stations in various markets in the United States. While divestiture of a prohibited interest could permit such acquisitions, such a divestiture may not occur or may otherwise adversely impact potential acquisitions. Additionally, Hearst is not precluded from purchasing television stations, newspapers or other assets in other markets. If Hearst were to make such purchases, the FCC rules would preclude us from owning television stations in certain of those markets in the future.

We May Encounter Conflicts of Interest with Our Controlling Stockholder

        We and Hearst also have ongoing relationships that may create situations where the interests of the two parties could conflict. For example, we and Hearst are parties to a series of agreements with each other, including

  •
  a Lease Agreement (whereby we lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices);

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

  •
  a Studio Lease Agreement (whereby Hearst leases space from us for Hearst's radio broadcast stations);

  •
  a Name License Agreement (whereby Hearst permits us to use the Hearst name in connection with our name and operation of our business); and

  •
  a Services Agreement (whereby Hearst provides us certain administrative services, such as accounting, financial, legal, tax, insurance, data processing and employee benefits).

It is possible that we and Hearst may enter into additional related party transactions and/or agreements in the future. Because we and Hearst are affiliates, it is possible that our interests concerning these transactions and/or agreements may from time to time conflict and that more favorable terms than those we have negotiated with Hearst may be available from third parties.

Changes in FCC Regulations and Enforcement Policies May Adversely Affect Our Business

        As discussed more fully in Item 1 "Business; Federal Regulation of Television Broadcasting", our broadcast operations are subject to extensive regulation by the FCC under the Communications Act. If we do not comply with these regulations, in particular the specific regulations discussed below, or if the FCC adopts a rigorous enforcement policy concerning them, our business and operating results could be adversely affected.

        Ownership Rules.    We must comply with extensive FCC regulations and policies in the ownership of our broadcast stations, which restrict our ability to consummate future transactions and, in certain circumstances, could require us to divest some stations. In general, the FCC's ownership rules limit the number of television and radio stations that we can own in a market, the number of television stations we can own nationwide, and prohibit ownership of stations in markets where Hearst has interests in newspapers.

        Indecency Rules.    Federal law and the FCC's rules prohibit the broadcast of obscene material at any time, and the broadcast of indecent or profane material during the period from 6 a.m. through 10 p.m. In recent years, the FCC has vigorously enforced its indecency prohibition, and in 2006, legislation was enacted that raised the maximum monetary penalty for the broadcast of obscene, indecent, or profane language to $325,000 for each "violation," with a cap of $3 million for any "single act." The determination of whether content is indecent or profane is inherently subjective, creates uncertainty as to our ability to comply with the rules (in particular during live programming), and impacts our programming decisions. Violation of the indecency rules could lead to sanctions which may adversely affect our business and results of operations.

        Fines and Penalties.    In recent years, the FCC has also vigorously enforced a number of other rules, typically in connection with license renewals. For example, in recent years, the FCC issued fines and sanctions for violations of its equal employment opportunity rules, public inspection file rules, children's programming rules, closed captioning rules, and emergency alert system rules. In addition, on February 19, 2008, the FCC fined certain ABC stations, including four of our ABC-affiliated stations, each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. The ABC Network and its affiliates, including our affected stations, have appealed the FCC's decision.

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

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and FCC Licenses

        At December 31, 2007, approximately 84% of our total assets consisted of goodwill and intangible assets. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." If the fair value of a reporting unit or an intangible asset is revised downward below its net carrying value, an impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings and our balance sheet.

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

Strikes and Other Union Activity By Our Employees Could Adversely Affect Our Business

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

Our Share Repurchase Program and Hearst's Share Purchase Program May Affect the Market Price of Our Series A Common Stock.

        We have a share repurchase program authorized by our Board of Directors, pursuant to which we may repurchase up to $300 million of our Series A Common Stock from time to time, in the open market or in private transactions, subject to market conditions. In addition, on December 5, 2007, The Hearst Corporation's Board of Directors authorized a new share purchase program pursuant to which Hearst or its subsidiaries may purchase on the open market or through private transactions up to eight million additional shares of our Series A Common Stock. Such repurchases and purchases, or the absence thereof, may increase or decrease the market price of our Series A Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located at 300 West 57th Street, New York, New York 10019. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Offices and main studios are typically located together, while transmitters and tower sites are often in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations' principal facilities as of December 31, 2007. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	Washington D.C.	Washington D.C. Office	Leased	5,751 sq. ft.
	New York, NY	New York Office(1)	Leased	19,866 sq. ft.
WCVB	Boston, MA	Office and studio	Owned	90,002 sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.
WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.
KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	1,200 sq. ft.
		Office	Leased	3,085 sq. ft.
WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.
WESH/WKCF	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Leased	1,472 sq. ft.
		Office	Leased	775 sq. ft.
		Office	Leased	535 sq. ft.
		Transmitter	Leased	2,025 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.
WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres

KMBC	Kansas City, MO	Office and studio	Owned	52,500 sq. ft.
		Tower and transmitter	Owned	11.6 acres
WLWT	Cincinnati, OH	Office and studio	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres
WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.
WYFF	Greenville, SC	Office and studio	Owned	57,500 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,000 sq. ft.
WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres
KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres
WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.
WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres
WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.
		Transmitter building	Owned	2,000 sq. ft.
KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres
KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres
WMTW	Portland-Auburn, ME	Office and studio	Leased	11,703 sq. ft.
		Tower and transmitter	Owned	296 acres
		Office and studio	Owned	16,300 sq. ft.
		Transmitter building	Owned	5,120 sq. ft.
		Office land	Owned	13.9 acres
KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.6 acres
KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.
WAPT	Jackson, MS	Office and studio	Owned	18,000 sq. ft.
		Tower and transmitter	Owned	24 acres

WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	5,441 sq. ft.
		Tower and transmitter	Owned	2,432 sq. ft.
		Tower and transmitter	Owned	13.4 acres
WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	44,904 sq. ft.
		Office and studio	Leased	12,906 sq. ft
		Transmitter building	Owned	2,100 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres
KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Tower and transmitter	Owned	160.2 acres
		Office	Leased	900 sq. ft.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)    Market Performance of Common Stock and Dividends on Common Stock.    Our Series A Common Stock is listed on the New York Stock Exchange ("NYSE") under the ticker symbol "HTV." All of the outstanding shares of our Series B Common Stock are currently held by Hearst Broadcasting, a wholly-owned subsidiary of Hearst Holdings, which is in turn a wholly-owned subsidiary of Hearst. Our Series B Common Stock is not publicly traded. The table below sets forth, for the calendar quarters indicated, the reported high and low sales prices of our Series A Common Stock on the NYSE and the dividends declared on our Series A and Series B Common Stock:

	High	Low	Dividend
2007
First Quarter	$27.39	$25.05	$0.07
Second Quarter	27.87	23.69	0.07
Third Quarter	26.15	19.74	0.07
Fourth Quarter	25.83	17.85	0.07
2006
First Quarter	$24.17	$23.23	$0.07
Second Quarter	23.37	21.67	0.07
Third Quarter	23.81	20.00	0.07
Fourth Quarter	26.04	22.93	0.07

        On February 15, 2008, the closing price for our Series A Common Stock was $21.86.

        (b)    Holders.    On February 15, 2008 there were approximately 818 Series A Common Stock shareholders of record and Hearst Broadcasting was the sole holder of our Series B Common Stock.

        (c)    Dividends.    In December 2007, we declared a quarterly cash dividend of $0.07 per share on our Series A Common Stock and our Series B Common Stock, which we paid on January 15, 2008 to holders of record on January 5, 2008, for a total of $6.6 million. During 2007, we paid a total of $26.2 million in dividends. See Note 10 to the consolidated financial statements.

        (d)    Securities Authorized for Issuance Under Equity Compensation Plans.    The following table summarizes our equity compensation plans as of December 31, 2007:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	7,889,543	(1)	$23.42	5,651,772	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	7,889,543	(1)	$23.42	5,651,772	(2)

(1)
Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company's Amended and Restated 1997 Stock Option Plan, the Company's 2004 Long Term Incentive Compensation Plan and the Company's 2007 Long Term Incentive Plan. The Company has also awarded 167,000 shares of restricted stock under the 2004 Long Term Incentive Compensation Plan and 199,616 shares of restricted stock under the 2007 Long Term Incentive Compensation Plan.

(2)
Includes 1,532,022 shares of Series A Common Stock available for future stock option and restricted stock grants under the Company's 2007 Long Term Incentive Compensation Plan and 4,119,750 shares of Series A Common Stock reserved for future issuance under the Company's Employee Stock Purchase Plan.

        (e)    Performance Graph.    The following graph compares the annual cumulative total stockholder return on an investment of $100 in the Series A Common Stock on December 31, 2002, based on the market price of the Series A Common Stock and assuming reinvestment of dividends, with the cumulative total return of a similar investment in (i) companies on the Standard & Poor's 500 Stock Index and (ii) a group of peer companies selected by us on a line-of-business basis and weighted for market capitalization.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested

	Dec-02	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07
Hearst-Argyle Television	$100	$115	$110	$101	$109	$96
S&P 500®	$100	$129	$143	$150	$173	$183
Custom Composite Index (6 Stocks)	$100	$133	$113	$86	$79	$79

        The Custom Composite Index consists of Belo Corp., Sinclair Broadcast Group, Inc., Young Broadcasting Inc., Lin TV Corp., Nexstar Broadcasting Corp., (Begin 1Q04), and Gray Television Inc.

        Copyright© 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.

        (f)    Purchase of Equity Securities by the Issuer and Affiliated Purchasers.    The following table reflects purchases made during the three months ended December 31, 2007, of our Series A Common Stock by Hearst Broadcasting, an indirect wholly-owned subsidiary of Hearst:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1–October 31	0	$0.00	0	1,184,656
November 1–November 30	0	$0.00	0	1,184,656
December 1–December 31	342,800	$21.82	342,800	7,657,200

Total	342,800	$21.82	342,800

        On September 14, 2007, Hearst launched a tender offer to acquire the outstanding shares of the Company's Series A Common Stock that it did not already own for $23.50 per share (the "Offer"). On October 12, 2007, the Offer expired and Hearst announced that it would return to shareholders all of the shares that were tendered in the Offer. On December 6, 2007, Hearst filed an amendment to its Schedule 13D with the Securities and Exchange Commission indicating that its Board of Directors had approved the purchase of up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes. Hearst may effect such purchases from time to time in the open market or in private transactions, subject to market conditions and management's discretion.

        As of December 31, 2007, under this plan and prior share purchase authorizations, Hearst has purchased approximately 24.2 million shares of the Company's outstanding Series A Common Stock. Hearst's ownership of the Company's outstanding common stock was 73.7% and 73.8% as of December 31, 2007 and 2006, respectively.

        The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1–October 31	0	$0.00	0	$186,945,723
November 1–November 30	50,800	$17.88	50,800	$186,037,556
December 1–December 31	110,100	$19.02	110,100	$183,943,053
Total	160,900	$18.66	160,900

        In May 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. Between May 1998 and December 31, 2007, the Company repurchased approximately 4.7 million shares of Series A Common Stock at a cost of approximately $116.1 million and an average price of $24.57. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hearst-Argyle Television, Inc.
(In thousands, except per share data)

	Years Ended December 31,
	2007(a)	2006(a)	2005(b)	2004(b)	2003(c)
Statement of income data:
Total revenue	$755,738	$785,402	$706,883	$779,879	$686,775
Station operating expenses:
Salaries, benefits and other operating costs	409,977	397,604	364,421	355,641	330,519
Amortization of program rights	75,891	68,601	60,912	63,843	62,845
Depreciation and amortization	55,262	59,161	51,728	50,376	55,467
Impairment loss(d)	—	—	29,235	—	—
Corporate, general and administrative expenses	38,427	31,261	23,149	25,268	19,122

Operating income	$176,181	$228,775	$177,438	$284,751	$218,822
Interest expense	63,023	66,103	66,777	65,445	68,726
Interest income	(2,043)	(6,229)	(3,402)	(1,715)	(511)
Interest expense, net—Capital Trust(e)	9,750	9,750	9,750	18,675	15,000
Other (income) expense, net(f)(g)(h)	—	2,501	2,500	3,700	—

Income before income taxes	$105,451	$156,650	$101,813	$198,646	$135,607
Income taxes(l)	38,207	58,410	3,012	75,724	41,958
Equity in (income) loss of affiliates, net(i)	2,588	(483)	(1,416)	(1,020)	(572)

Net income	$64,656	$98,723	$100,217	$123,942	$94,221

Less preferred stock dividends(j)	—	—	2	1,067	1,211

Income applicable to common stockholders	$64,656	$98,723	$100,215	$122,875	$93,010

Income per common share—basic	$0.69	$1.06	$1.08	$1.32	$1.00

Number of common shares used in the calculation	93,490	92,745	92,826	92,928	92,575

Income per common share—diluted	$0.69	$1.06	$1.08	$1.30	$1.00

Number of common shares used in the calculation	94,299	93,353	93,214	101,406	92,990

Dividends declared per share(k)	$0.28	$0.28	$0.28	$0.25	$0.06

Balance sheet data (at year-end):
Cash and cash equivalents	$5,964	$18,610	$120,065	$92,208	$71,528
Total assets	$3,958,976	$3,958,088	$3,832,359	$3,842,140	$3,799,087
Long-term debt	$703,110	$777,122	$777,170	$882,221	$882,409
Note payable to Capital Trust	$134,021	$134,021	$134,021	$134,021	$206,186
Stockholders' equity	$1,952,399	$1,882,807	$1,821,459	$1,753,837	$1,672,382
Other data:
Net cash provided by operating activities	$135,744	$200,384	$128,730	$193,631	$179,075
Net cash used in investing activities	$(58,433)	$(282,893)	$(41,008)	$(72,069)	$(25,541)
Net cash used in financing activities	$(89,957)	$(18,946)	$(59,865)	$(100,883)	$(86,448)
Capital expenditures	$55,802	$60,439	$33,276	$36,380	$25,392
Program payments	$73,565	$67,817	$64,104	$62,247	$62,039
Dividends paid on common stock	$26,206	$25,954	$25,997	$22,301	—
Series A Common Stock repurchases	$5,273	$2,780	$16,385	$10,920	—

See accompanying notes.

Notes to Selected Financial Data

(a)
Includes (i) the results of our 25 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented and (ii) the results of WKCF-TV, after its acquisition by us, from August 31, 2006 through December 31, 2007.

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

(d)
In December 2005, we recorded an impairment charge of $29.2 million to write down to fair value WDSU's FCC license and goodwill as a result of Hurricane Katrina.

(e)
Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust, which holds solely parent company debentures in the amounts of $134.0 million at December 31, 2007, 2006, 2005 and 2004 and $206.2 million at December 31, 2003, and a $3.7 million premium paid to redeem the Series A Debentures in the amount of $72.2 million on December 31, 2004, offset by our equity interest in the earnings of the trust.

(f)
In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million.

(g)
In the year ended December 31, 2005, we concluded our joint venture with NBC Universal and recorded a loss of $2.5 million. The investment had been accounted for using the equity method.

(h)
In 2004, ProAct Technologies Corporation sold substantially all of its operating assets to a third party as part of an overall plan of liquidation. The Company wrote down our investment in ProAct by $3.7 million during the year ended December 31, 2004.

(i)
Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2007; (ii) IBS/HATV LLC from September 1, 2002 through December 31, 2005; (iii) NBC/Hearst-Argyle Syndication, LLC from April 1, 2002 through December 31, 2005; and (iv) Ripe Digital Entertainment, Inc. from July 27, 2005 through December 31, 2007.

(j)
Represents dividends on the preferred stock issued in connection with the acquisition of KHBS-TV/KHOG-TV.

(k)
During 2007, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.2 million. Included in this amount was $19.3 million payable to Hearst. During 2006, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $19.0 million payable to Hearst. During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2004, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst. On December 3, 2003, our Board of Directors declared a cash dividend of $0.06 per share on our Series A and Series B Common Stock in the amount of $5.6 million.

(l)
During the year ended December 31, 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Organization of Information

        Management's Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying consolidated financial statements. It includes the following sections:

  •
  Forward-Looking Statements

  •
  Executive Summary

  •
  Critical Accounting Policies and Estimates

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Impact of Inflation

  •
  Off-Balance Sheet Arrangements

  •
  New Accounting Pronouncements

Forward-Looking Statements

        This report includes or incorporates forward-looking statements. We base these forward-looking statements on our current expectations and projections about future events. These forward-looking statements generally can be identified by the use of statements that include phrases such as "anticipate", "will", "may", "likely", "plan", "believe", "expect", "intend", "project", "forecast" or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors. Those factors include the impact on our operations from

  •
  Changes in Federal regulations that affect us, including changes in Federal communications laws or regulations;

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

  •
  Changes in advertising trends and our advertisers' financial condition; and

  •
  Volatility in programming costs, industry consolidation, technological developments, and major world events.

        For a discussion of additional risk factors that are particular to our business, please refer to Part I, Item 1A. "Risk Factors" beginning on page 15. These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

        Hearst-Argyle Television, Inc. and its subsidiaries (hereafter "we" or the "Company") own and operate 26 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation ("Hearst") in exchange for management fees. We also seek to attract our television audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user generated content and entertainment content on our stations' Websites. In many of our markets, we have also established a mobile presence for our stations' Websites. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

Events and other factors that have influenced our 2007 results

  •
  The housing downturn has impacted certain of the Company's largest markets and contributed to the slowdown in consumer purchases of autos, financial services and furniture and housewares, resulting in a reduction of advertising expenditures in these three important categories.

  •
  Results for the year ended December 31, 2007 reflect a $56.0 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, partially offset by an increase in advertising revenue resulting from our acquisition of WKCF-TV on August 31, 2006.

  •
  For the year ended December 31, 2007, the Company recorded digital media revenue and associated expenses of $20.9 million and $14.2 million, respectively, reflecting our continued focus on digital media.

  •
  On August 24, 2007, Hearst Broadcasting, Inc., an indirect wholly-owned subsidiary of Hearst, announced its intentions to launch, and on September 14, 2007, launched, a tender offer to acquire the outstanding shares of the Company's Series A Common Stock that it did not already own (the "Offer"). On October 12, 2007, the Offer expired and Hearst announced that it would return to shareholders all of the shares that were tendered in the Offer. For the year ended December 31, 2007, the Company recognized $3.9 million of expense related to the Offer.

  •
  At December 31, 2007, total debt was $793.1 million, a decrease of $74.1 million from December 31, 2006.

  •
  On January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") which resulted in a decrease to Retained earnings of

    $11.3 million, a $15.8 million decrease to Deferred income tax liability and a $27.1 million increase to Other liabilities.

Industry Trends

  •
  Political advertising decreases in odd-numbered years, such as 2007. Due to the change in the timing of the election primaries in certain of our markets, political advertising was greater in the fourth quarter of 2007 than is typical in an odd-numbered year.

  •
  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2006, with the alternating Winter and Summer Games occurring every two years. Consequently, our 10 NBC stations aired the 2006 Winter Olympics in February 2006 and did not record any advertising revenue associated with the Olympics in 2007.

  •
  The Federal Communications Commission ("FCC") has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards. Our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream in addition to their main digital channels. In addition, six of our other stations have launched similar station-branded multicast weather channels.

  •
  Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and may be eliminated in the future.

  •
  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent. We opted to negotiate retransmission consent with most of the cable systems that carry our stations and we record income from most of these relationships.

  •
  The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry-all" provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. We opted to negotiate retransmission consent for all satellite systems that carry our stations and we record income from most of these relationships.

  •
  Legislation that guides the transition from analog to digital television broadcasting includes a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, the Company accelerated the depreciation of certain equipment that may have a shorter useful life as a result of the digital conversion.

  •
  In 2006 Sprint Nextel Corporation ("Nextel") was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition will be completed on a market-by-market basis. During the fourth quarter of 2007, we recorded a $2.3 million gain which primarily represents the difference between the fair market value of the equipment we received and the book value of the analog equipment we exchanged. As the equipment is exchanged in other markets, we expect to record additional gains.

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

        Impairment Testing of Intangible Assets—In performing our annual impairment testing of goodwill and FCC licenses, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in determining the fair value based on the present value of future cash flows. See Note 4 to the consolidated financial statements. The assumptions and estimates required under the impairment testing of goodwill and FCC licenses include future market revenue growth, operating profit margins, perpetual growth rates, market revenue share, and weighted-average cost of capital, among others. For the years ended December 31, 2007 and 2006, estimates of the present value of future cash flows for our stations exceeded the book value of our FCC licenses and goodwill indicating no impairment of these assets.

        Pension Assumptions—In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. See Note 16 to the consolidated financial statements. To compute our projected benefit obligations as of the measurement date of September 30, 2007, we used the discount rate of 6.5% and an average rate of compensation increase of 4.0%. In determining the discount rate assumption of 6.5%, we used a measurement date of September 30, 2007 and constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company's pension plans. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. To compute our pension expense in the year ended December 31, 2007, we assumed a discount rate of 6.0%, an expected long-term rate of return on plan assets of 7.75%, and an average rate of compensation increase of 4.0%. See Note 15 to the consolidated financial statements for further discussion on management's methodology for developing the expected long-term rate of return assumption. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

  Pension Assumptions Sensitivity Analysis

        The weighted-average assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, in the year ended and as of December 31, 2007:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long-term rate of return	Rate of compensation increase	Discount Rate	Expected long-term rate of return	Rate of compensation increase
	(In Thousands)
Net pension (benefit) expense	(4,088)	(1,497)	1,323	4,738	1,497	(1,056)
Projected benefit obligation	(26,630)	N/A	5,119	31,575	N/A	(4,631)

        Income Taxes—Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax basis of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Our estimates of income taxes and the significant items giving rise to deferred assets and liabilities are shown in Note 9 and reflect our assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from these estimates due to future changes in income tax law or reviews by federal and state tax authorities. We have considered these potential changes in accordance with SFAS 109 and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which requires the Company to record reserves for estimates of probable settlements of federal and state audits. Accordingly the Company has included $38.1 million in Other Liabilities (non-current) and $2.0 million in Accrued Liabilities (current) on our Consolidated Balance Sheet. The results of audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and future income tax expense. Income tax expense was $38.2 million or 36.2% of pre-tax income in our Consolidated Statement of Income for the year ended December 31, 2007. Deferred tax assets were approximately $4.8 million and deferred tax liabilities were approximately $856.8 million as of December 31, 2007.

        Investment Carrying Values—We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect fair value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the fair value of investments, we must make assumptions and estimates regarding expected future cash flows, which involve assessing the financial results, forecasts, and strategic direction of each company. During the year ended December 31, 2006, the Company wrote off its investment of $2.5 million in USDTV. We consider the assumptions used in our determination of investment carrying values to be reasonable.

Results of Operations

        Results of operations for the years ended December 31, 2007, 2006 and 2005 include (i) the results of our 24 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; and (ii) the results of operations of WKCF-TV, after our acquisition of the station, on August 31, 2006.

Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

	For the years ended December 31,
				% Change
	2007	2006	$ Change
	(In Thousands)
Total revenue	$755,738	$785,402	$(29,664)	-3.8%
Station operating expenses:
Salaries, benefits and other operating costs	409,977	397,604	12,373	3.1%
Amortization of program rights	75,891	68,601	7,290	10.6%
Depreciation and amortization	55,262	59,161	(3,899)	-6.6%
Corporate, general and administrative expenses	38,427	31,261	7,166	22.9%

Operating income	$176,181	$228,775	$(52,594)	-23.0%
Interest expense	63,023	66,103	(3,080)	-4.7%
Interest income	(2,043)	(6,229)	(4,186)	-67.2%
Interest expense, net—Capital Trust	9,750	9,750	—	0.0%
Other expense	—	2,501	(2,501)	-100.0%

Income before income taxes and equity	$105,451	$156,650	$(51,199)	-32.7%
Income tax expense	$38,207	$58,410	$(20,203)	-34.6%
Equity in loss (income) of affiliates, net	2,588	(483)	(3,071)	NM

Net income	$64,656	$98,723	$(34,067)	-34.5%

Total revenue.

        Total revenue includes:

  (i)
  cash advertising revenue, net of agency and national representatives' commissions;

  (ii)
  barter and trade revenue;

  (iii)
  retransmission consent revenue;

  (iv)
  net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

  (v)
  network compensation; and

  (vi)
  other revenue, primarily management fees earned from Hearst.

	For the years ended December 31,
				% Change
	2007	2006	$ Change
	(In Thousands)
Net local & national ad revenue (excluding political)	$629,835	$614,257	$15,578	2.5%
Net political revenue	32,054	88,040	(55,986)	-63.6%
Barter and trade revenue	26,039	24,471	1,568	6.4%
Retransmission consent revenue	21,634	17,908	3,726	20.8%
Net digital media revenue	20,871	15,513	5,358	34.5%
Network compensation	9,312	9,810	(498)	-5.1%
Other revenues	15,993	15,403	590	3.8%

Total revenue	$755,738	$785,402	$(29,664)	-3.8%

        Total revenue in the year ended December 31, 2007 decreased $29.7 million or 3.8%. This decrease was primarily attributable to the following factors:

  (i)
  a $56.0 million decrease in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly decreases in odd-numbered election years (such as 2007);

  (ii)
  a decrease in the automotive, financial services and furniture, housewares and movies categories; partially offset by

  (iii)
  a $3.7 million increase in retransmission consent revenue; and

  (iv)
  a $5.4 million increase in net digital media revenue;

  (v)
  an increase in the pharmaceuticals, attractions, retail and telecommunications categories; and

  (vi)
  an increase in net ad revenue due to the inclusion of results of operations from WKCF-TV.

Salaries, benefits and other operating costs.

        Salaries, benefits and other operating costs were $410.0 million in the year ended December 31, 2007, as compared to $397.6 million in the year ended December 31, 2006, an increase of $12.4 million or 3.1%. This increase was primarily due to:

  (i)
  a $5.2 million increase in compensation, pension and employee benefits expense primarily due to an increase in salaries and commissions;

  (ii)
  a $4.1 million increase in digital media expenses as a result of our continued focus on digital media;

  (iii)
  an increase in expenses due to the acquisition of WKCF-TV on August 31, 2006;

  (iv)
  a $1.3 million increase in bad debt expense resulting from the downturn in the economy; partially offset by

  (v)
  a $2.3 million non-cash gain which primarily represents the difference between the fair market value of the digital equipment we received and the book value of the analog equipment exchanged by Nextel.

Amortization of program rights.

        Amortization of program rights was $75.9 million in the year ended December 31, 2007, as compared to $68.6 million in the year ended December 31, 2006, an increase of $7.3 million or 10.6%. This increase was primarily due to:

  (i)
  renewal of popular shows at higher rates; and

  (ii)
  an increase in amortization due to the purchase of WKCF-TV. Programming expense is a more significant component of operating expense for WKCF-TV because the CW network provides fewer hours of programming than ABC, NBC or CBS.

Depreciation and amortization.

        Depreciation and amortization was $55.3 million in the year ended December 31, 2007, as compared to $59.2 million in the year ended December 31, 2006, a decrease of $3.9 million or 6.6%. Depreciation expense was $48.6 million in the year ended December 31, 2007, as compared to $52.8 million in the year ended December 31, 2006, a decrease of $4.2 million or 8.0%. The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, including our corporate office leasehold improvements, partially offset by additional depreciation from WKCF-TV, which we acquired on August 31, 2006.

        Amortization was $6.7 million and $6.3 million for the years ended December 31, 2007 and 2006, respectively.

Corporate, general and administrative expenses.

        Corporate, general and administrative expenses were $38.4 million in the year ended December 31, 2007, as compared to $31.3 million in the year ended December 31, 2006, an increase of $7.2 million or 22.9%. The increase was primarily due to:

  (i)
  $3.9 million in legal and financial advisory expenses related to the Offer;

  (ii)
  a $2.5 million increase related to employee compensation, pension and benefit expense, a portion of which is related to our investment in our digital media initiatives;

  (iii)
  a $0.3 million increase in recruiting and relocation expenses; and

  (iv)
  a $0.4 million increase in digital operations expenses.

Operating income.

        Operating income was $176.2 million in the year ended December 31, 2007, as compared to $228.8 million in the year ended December 31, 2006, a decrease of $52.6 million or 23.0%. This net decrease in operating income was due to the items discussed above.

Interest expense.

        Interest expense was $63.0 million in the year ended December 31, 2007, as compared to $66.1 million in the year ended December 31, 2006, a decrease of $3.1 million or 4.7%. This decrease was primarily due to:

  (i)
  the payments of $90.0 million principal amount on our private placement debt in each of December 2007 and December 2006; and

  (ii)
  the repayment of our $125.0 million 7.0% senior notes on November 15, 2007; partially offset by

  (iii)
  an increase in interest expense due to the borrowing of $141 million on our credit facility in 2007.

Interest income.

        Interest income was $2.0 million in the year ended December 31, 2007, as compared to $6.2 million in the year ended December 31, 2006, a decrease of $4.2 million or 67.2%. This decrease is due to lower cash balances on average in 2007 as compared to the same period in 2006.

Interest Expense, net—Capital Trust.

        Interest expense, net, to the Capital Trust, was $9.8 million for the years ended December 31, 2007 and 2006.

Other expense.

        Other expense was $2.5 million for the year ended December 31, 2006. In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million.

Income taxes.

        Income tax expense was $38.2 million in the year ended December 31, 2007, as compared to $58.4 million in the year ended December 31, 2006, a decrease of $20.2 million. This decrease in income tax expense was primarily due to a decrease in income before income taxes from $156.7 million for the year ended December 31, 2006 to $105.4 million for the year ended December 31, 2007.

        The effective tax rate for the year ended December 31, 2007 was 36.2% as compared to 37.3% for the year ended December 31, 2006. The Company's effective income tax rate decreased primarily due to the decrease in income before income taxes from $156.7 million for the year ended December 31, 2006 to $105.4 million for the year ended December 31, 2007.

        The Company estimates its annual effective tax rate for the year ended December 31, 2008 to be approximately 39%.

Equity in loss (income) of affiliates, net.

        Equity in loss (income) of affiliates, net was a $2.6 million loss in the year ended December 31, 2007, as compared to income of $0.5 million in the year ended December 31, 2006, a decrease of $3.1 million. See Note 3 to the consolidated financial statements. For the year ended December 31, 2007, our share of income in Internet Broadcasting Systems, Inc. ("Internet Broadcasting") was more than offset by our share of losses in Ripe Digital Entertainment, Inc. ("RDE").

Net income.

        Net income was $64.7 million in the year ended December 31, 2007, as compared to $98.7 million in the year ended December 31, 2006, a decrease of $34.1 million or 34.5%. This decrease was due to the items discussed above.

Year Ended December 31, 2006
Compared to Year Ended December 31, 2005

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(In Thousands)
Total revenue	$785,402	$706,883	$78,519	11.1%
Station operating expenses:
Salaries, benefits and other operating costs	397,604	364,421	33,183	9.1%
Amortization of program rights	68,601	60,912	7,689	12.6%
Depreciation and amortization	59,161	51,728	7,433	14.4%
Impairment loss	—	29,235	(29,235)	-100.0%
Corporate, general and administrative expenses	31,261	23,149	8,112	35.0%

Operating income	$228,775	$177,438	$51,337	28.9%
Interest expense	66,103	66,777	(674)	-1.0%
Interest income	(6,229)	(3,402)	2,827	83.1%
Interest expense, net—Capital Trust	9,750	9,750	—	0.0%
Other expense	2,501	2,500	1	0.0%

Income before income taxes and equity	$156,650	$101,813	$54,837	53.9%
Income tax expense	$58,410	$3,012	$55,398	1,839.2%
Equity in income of affiliates, net	(483)	(1,416)	(933)	-65.9%

Net income	$98,723	$100,217	$(1,494)	-1.5%

  Total revenue.

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(In Thousands)
Net local & national ad revenue (excluding political)	$614,257	$629,837	$(15,580)	-2.5%
Net political revenue	88,040	12,393	75,647	610.4%
Net digital media revenue	15,513	335	15,178	4,530.7%
Network compensation	9,810	19,087	(9,277)	-48.6%
Retransmission consent revenue	17,908	6,765	11,143	164.7%
Other revenues	39,874	38,466	1,408	3.7%

Total revenue	$785,402	$706,883	$78,519	11.1%

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

  (i)
  renewal of popular shows at higher rates; and

  (ii)
  an increase in amortization due to the purchase of WKCF-TV which has a higher cost of programming due to the amount of syndicated programming that airs on the station.

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

  (ii)
  $3.7 million in stock-based compensation expense due to the adoption of FAS 123(R); and

  (iii)
  a $1.6 million increase due in large part to the timing of professional services expenses.

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

  (i)
  a decrease in interest expense as a result of the repurchase of $25 million of our senior notes and the related decrease in the amortization of deferred financing fees, partially offset by;

  (ii)
  an increase in interest expense due to the borrowing of $100 million under our credit facility in August 2006.

Interest income.

        Interest income was $6.2 million in the year ended December 31, 2006, as compared to $3.4 million in the year ended December 31, 2005, an increase of $2.8 million or 83.1%. This increase is due to higher cash balances on average and higher interest rates in 2006 as compared to the same period in 2005.

Interest Expense, net—Capital Trust.

        Interest expense, net, to the Capital Trust, was $9.8 million for the years ended December 31, 2006 and 2005.

Other expense.

        Other expense was $2.5 million for each of the years ended December 31, 2006 and 2005. In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million. In December 2005, NBC and the Company concluded the NBC/Hearst-Argyle Syndication, LLC joint venture and as a result, the Company recorded a loss of $2.5 million.

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

Equity in loss (income) of affiliates, net.

        Equity in loss (income) of affiliates, net was $0.5 million of income in the year ended December 31, 2006, as compared to $1.4 million in income in the year ended December 31, 2005, a decrease of $0.9 million or 65.9%. See Note 3 to the consolidated financial statements. For the year ended December 31, 2006, our share of income in Internet Broadcasting was offset by our share of losses in RDE. For the year ended December 31, 2005, our equity represented our share of income in IBS/HATV LLC, offset by our share of losses at Internet Broadcasting and RDE.

Net income.

        Net income was $98.7 million in the year ended December 31, 2006, as compared to $100.2 million in the year ended December 31, 2005, a decrease of $1.5 million or 1.5%. This decrease was due to the items discussed above.

Liquidity and Capital Resources

	For the years ended December 31,
				2007 vs 2006 $ Change	2007 vs 2006 % Change	2006 vs 2005 % Change
	2007	2006	2005
		(In thousands)
Net cash provided by operating activities	$135,744	$200,384	$128,730	$(64,640)	-32%	56%
Net cash used in investing activities	$(58,433)	$(282,893)	$(41,008)	$224,460	-79%	590%
Net cash used in financing activities	$(89,957)	$(18,946)	$(59,865)	$(71,011)	375%	-68%
Cash and cash equivalents	$5,964	$18,610	$120,065	$(12,646)	-68%	-85%
Cash paid during the year for:
Capital Expenditures	$55,802	$60,439	$33,276	$(4,637)	-8%	82%
Program Payments	$73,565	$67,817	$64,104	$5,748	8%	6%
Interest	$62,477	$65,144	$64,320	$(2,667)	-4%	1%
Interest on Note payable to Capital Trust	$9,750	$9,750	$9,750	$—	0%	0%
Taxes, net of refunds	$36,955	$38,518	$39,892	$(1,563)	-4%	-3%
Dividends paid on common stock	$26,206	$25,954	$25,997	$252	1%	0%
Series A Common Stock repurchases	$5,273	$2,780	$16,385	$2,493	90%	-83%

        As of December 31, 2007, the Company's cash and cash equivalents balance was $6.0 million, as compared to $18.6 million as of December 31, 2006. The net decrease in cash and cash equivalents of $12.6 million during 2007 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

Operating Activities

        Net cash provided by operating activities was approximately $135.7 million and $200.4 million in the years ended December 31, 2007 and 2006, respectively. The decrease in net cash provided by operating activities of $64.6 million in the year ended December 31, 2007 was primarily due to:

  (i)
  a decrease in our revenue, driven by a decrease in political advertising for which we receive cash in advance in 2006; and

  (ii)
  an increase in program payments from $67.8 million for the year ended December 31, 2006 to $73.6 million for the year ended December 31, 2007.

Investing Activities

        Net cash used in investing activities was approximately $58.4 million and $282.9 million in the years ended December 31, 2007 and 2006, respectively. The decrease in net cash used in investing activities of $224.5 in the year ended December 31, 2007 was primarily due to:

  (i)
  the acquisition of WKCF-TV for $217.5 million in August 2006; and

  (ii)
  a $3.6 million investment in Internet Broadcasting and RDE in the year ended December 31, 2007, as compared to $10.6 million in investments in Internet Broadcasting, RDE and USDTV in the year ended December 31, 2006; partially offset by

  (iii)
  a decrease in capital expenditures from $60.4 million in the year ended December 31, 2006 to $55.8 million during the same period in 2007.

Financing Activities

        Net cash used in financing activities was approximately $90.0 million and $18.9 million in the years ended December 31, 2007 and 2006, respectively. In the year ended December 31, 2007, proceeds from stock option exercises and employee stock purchases were $15.5 million as compared to $9.8 million in the year ended December 31, 2006. In addition, total debt outstanding decreased from $867.1 million at December 31, 2006 to $793.1 million at December 31, 2007. The changes in debt in the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Revolving Credit Facility	Senior Notes	Private Placement Debt	Capital Lease Obligations	Total
Balance at December 31, 2005	$—	$417,110	$450,000	$107	$867,217
Payments	—	—	(90,000)	(47)	(90,047)
Borrowings	100,000	—	—	—	100,000
Repurchases	—	(10,000)	—	—	(10,000)

Balance at December 31, 2006	$100,000	$407,110	$360,000	$60	$867,170

Payments	—	(125,000)	(90,000)	(44)	(215,044)
Borrowings	141,000	—	—	—	141,000
Repurchases	—	—	—	—	0

Balance at December 31, 2007	$241,000	$282,110	$270,000	$16	$793,126

        Certain of our debt obligations contain financial and other covenants and restrictions on the Company. None of these covenants or restrictions includes any triggers explicitly tied to the Company's credit ratings or stock price. We are in compliance with all such covenants and restrictions as of December 31, 2007. All of our long-term debt obligations as of December 31, 2007, exclusive of capital lease obligations and the credit facility, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor's and Fitch Ratings, and Baa3 by

Moody's Investors Service, as of December 31, 2007. Such credit ratings are considered to be investment grade. Our controlling stockholder, Hearst, owns approximately 20% of Fitch Ratings.

        In November 2006, we increased our five-year unsecured revolving credit facility to $500 million. The credit facility, which matures on April 15, 2010, can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility will bear interest at our option at LIBOR or the alternate base rate ("ABR"), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the "Leverage Ratio"). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have borrowed $241.0 million under the credit facility as of December 31, 2007.

        As of December 31, 2007, the Company has outstanding $134.0 million aggregate principal amount of Series B Debentures which are convertible into approximately 5.13 million shares of Series A Common Stock in the aggregate. The Series B Debentures mature on December 31, 2021 and bear interest at a rate of 7.5% per year. The Company has the right to defer interest on the Debentures (and therefore distributions on the Redeemable Convertible Preferred Securities) by extending the interest payment period from time to time in accordance with and subject to the terms of the Redeemable Convertible Preferred Securities. The Series B Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2006. The redemption prices (per $50 principal amount) of the Series B Debentures range from $51.875 in 2007, declining to $50.375 in 2011 and $50 thereafter to maturity. The Redeemable Convertible Preferred Securities issued by the Capital Trust are effectively convertible, at the option of the holder at any time, into shares of the Company's Series A Common Stock, par value $.01 per share, through an exchange of such Redeemable Convertible Preferred Securities for a portion of the Debentures of the corresponding series held by the Capital Trust.

        On January 1, 2005, 5,781,000 shares of Series A Preferred Stock and 5,470,000 shares of Series B Preferred Stock were redeemed.

        During 2007, our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock for a total amount of $26.2 million. Included in this amount was $19.3 million payable to Hearst. During 2006, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. See Note 13 to the consolidated financial statements.

        During 2007, the Company repurchased 270,000 shares of Series A Common Stock at a cost of $5.3 million and an average per share price of $19.53. Between May 1998 and December 31, 2007, the Company repurchased approximately 4.7 million shares of Series A Common Stock at a cost of approximately $116.1 million and an average price of $24.57. In May 1998, our Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. We cannot assure you that we will make such repurchases in the future or, if they do occur, on what terms such repurchases will be made.

Contractual Obligations

        The following table summarizes our future cash obligations as of December 31, 2007 under existing debt repayment schedules, the note payable to Capital Trust, non-cancelable leases, future payments for program rights, employment and talent contracts, minimum pension contributions, expected payments on our unrecognized tax benefits and common stock dividends:

	2008	2009	2010	2011	2012	Thereafter
Total debt(1)(2)	$90,016	$90,000	$331,000	—	—	282,110
Note payable to Capital Trust(2)	—	—	134,021	—	—	—
Net non-cancelable operating lease obligations	6,991	5,740	3,603	2,143	2,014	8,763
Program rights	82,024	67,533	62,284	42,829	15,114	6,036
Employee, talent and other contracts	86,522	43,855	17,452	4,672	1,440	11
Minimum pension contributions	4,051	—	—	—	—	—
Unrecognized tax benefits(3)	2,000	—	—	—	—
Common stock dividend	6,570	—	—	—	—	—

	$278,174	$207,128	$548,360	$49,644	$18,568	$296,920

(1)
Includes capital lease obligations.

(2)
Excludes interest.

(3)
The non-current portion of the unrecognized tax benefits is not included in future payment obligations for the next 5 years as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

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

Off-Balance Sheet Arrangements

        Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2007, and employment contracts for key employees discussed above, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

New Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS 160 requires that noncontrolling interests be reported as a component of equity in a company's consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance. SFAS 160 is effective for all fiscal years beginning after December 15, 2008 and interim periods within those years. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on the future business combinations that we may pursue after its effective date.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan's overfunded or underfunded status, measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit and postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006. Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for all years ending after December 15, 2008.

        In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits. The adoption of FIN 48 on January 1, 2007 resulted in a decrease to Retained earnings of $11.3 million, a decrease in Deferred income tax liability of $15.8 million and an increase to Other liabilities of $27.1 million. See Note 9 for further discussion regarding the adoption of FIN 48.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our long-term debt obligations as of December 31, 2007 are at 1) fixed interest rates and therefore are not sensitive to fluctuations in interest rates and 2) variable rate debt at LIBOR or the alternative base rate plus the applicable margin. See Note 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2007 and 2006 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2007. See Note 17 to the consolidated financial statements.

	December 31, 2007								December 31, 2006
	Expected Maturity
								Fair Value		Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total		Carrying Value
Long-term debt:
Note payable to Capital Trust	—	—	—	—	—	$134,021	$134,021	$142,925	$134,021	$143,303
Fixed rate:
Senior Notes	—	—	—	—	—	$282,110	$282,110	$285,631	$407,110	$427,487
Private Placement Debt	$90,000	$90,000	$90,000	—	—	—	$270,000	$280,665	$360,000	$372,147
Variable rate debt:
Revolving Credit Facility	—	—	$241,000	—	—	—	$241,000		$100,000	$100,000

        The annualized weighted average interest rate for our fixed interest long-term debt outstanding is 7.2% in each of the years ended December 31, 2007 and 2006. The annualized weighted average interest rate for our variable interest long-term debt outstanding is 5.9% and 6.2% in the years ended December 31, 2007 and 2006, respectively. See Note 6 to the consolidated financial statements. The Note payable to Capital Trust carries a fixed interest rate of 7.5%. See Note 7 to the consolidated financial statements.

        Our debt obligations contain certain financial and other covenants and restrictions on the Company. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2007, we were in compliance with all such covenants and restrictions.

        Our Credit Facility stipulates that an event of default exists at such time that Hearst's (and certain of its affiliates') equity ownership in us becomes less than 35% of the total equity which gives the banks the right to terminate commitments and declare outstanding loans due and payable.

        As of December 31, 2007, we were not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.

        We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audit also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hearst-Argyle Television, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company adopted (1) Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as of January 1, 2006, which changed its method of accounting for stock-based compensation; (2) the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan, as of December 31, 2006, which changed its method of accounting and pension and postretirement benefits; and (3) Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, as of January 1, 2007, which changes the accounting for uncertain tax positions.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2008

HEARST-ARGYLE TELEVISION, INC.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2006
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$5,964	$18,610
Accounts receivable, net of allowance for doubtful accounts of $2,450 and $2,380 in 2007 and 2006, respectively	164,764	161,783
Program and barter rights	65,097	67,949
Deferred income tax asset	4,794	4,672
Other	5,698	5,671

Total current assets	$246,317	$258,685

Property, plant and equipment:
Land, building and improvements	$175,746	$157,255
Broadcasting equipment	414,775	390,379
Office furniture, equipment and other	52,502	46,534
Construction in progress	13,325	21,705

	656,348	615,873
Less accumulated depreciation	(350,377)	(320,779)

Property, plant and equipment, net	$305,971	$295,094

Intangible assets, net	2,513,340	2,520,040
Goodwill	816,728	816,724

Total intangible assets and goodwill, net	$3,330,068	$3,336,764

Other assets:
Deferred financing costs, net of accumulated amortization of $20,120 and $18,472 in 2007 and 2006, respectively	$8,000	$9,648
Investments	41,948	40,454
Program and barter rights, noncurrent	8,399	15,227
Pension and other assets	18,273	2,216

Total other assets	$76,620	$67,545

Total assets	$3,958,976	$3,958,088

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$90,016	$90,048
Accounts payable	15,103	18,208
Accrued liabilities	48,376	66,515
Program and barter rights payable	64,687	65,473
Payable to The Hearst Corporation	5,747	7,317
Other liabilities	6,482	2,693

Total current liabilities	$230,411	$250,254

Program and barter rights payable, noncurrent	15,587	22,411
Long-term debt	703,110	777,122
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	856,790	838,229
Pension and other liabilities	66,658	53,244

Total noncurrent liabilities	$1,776,166	$1,825,027

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock, par value $0.01 per share, 200,000,000 shares authorized at December 31, 2007 and 2006, and 57,273,075 and 56,343,894 shares issued and outstanding at December 31, 2007 and 2006, respectively	573	563
Series B common stock, par value $0.01 per share, 100,000,000 shares authorized at December 31, 2007 and 2006, and 41,298,648 shares issued and outstanding at December 31, 2007 and 2006	413	413
Additional paid-in capital	1,336,786	1,309,578
Retained earnings	743,264	716,146
Accumulated other comprehensive loss, net of tax benefit of $13,573 and $17,757 in 2007 and 2006, respectively	(12,580)	(33,109)
Treasury stock, at cost, 4,724,029 and 4,454,029 shares of Series A common stock at December 31, 2007 and 2006, respectively	(116,057)	(110,784)

Total stockholders' equity	$1,952,399	$1,882,807

Total liabilities and stockholders' equity	$3,958,976	$3,958,088

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Total revenue	$755,738	$785,402	$706,883
Station operating expenses:
Salaries, benefits and other operating costs	409,977	397,604	364,421
Amortization of program rights	75,891	68,601	60,912
Depreciation and amortization	55,262	59,161	51,728
Impairment loss	—	—	29,235
Corporate, general and administrative expenses	38,427	31,261	23,149

Operating income	$176,181	$228,775	$177,438
Interest expense	63,023	66,103	66,777
Interest income	(2,043)	(6,229)	(3,402)
Interest expense, net—Capital Trust	9,750	9,750	9,750
Other expense	—	2,501	2,500

Income before income taxes and equity earnings	$105,451	$156,650	$101,813
Income tax expense	38,207	58,410	3,012
Equity in loss (income) of affiliates, net	2,588	(483)	(1,416)

Net income	$64,656	$98,723	$100,217

Less preferred stock dividends	—	—	(2)

Income applicable to common stockholders	$64,656	$98,723	$100,215

Income per common share—basic:	$0.69	$1.06	$1.08

Number of common shares used in the calculation	93,490	92,745	92,826

Income per common share—diluted:	$0.69	$1.06	$1.08

Number of common shares used in the calculation	94,299	93,353	93,214

Dividends per common share—declared	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

	Series A	Series B	Preferred Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Total Comprehensive Income
	(In thousands, except per share data)
Balances—December 31, 2004	$552	$413	$—	$1,281,474	$569,178	$(6,161)	$(91,619)	$1,753,837
Net income	—	—	—	—	100,217	—	—	100,217	$100,217
Additional minimum pension liability, net of tax benefit of $98	—	—	—	—	—	(148)	—	(148)	(148)

Dividends on preferred stock ($65.00 per share)	—	—	—	—	(2)	—	—	(2)	$100,069

Dividends on common stock ($0.28 per share)	—	—	—	—	(25,979)	—	—	(25,979)
Employee stock purchase plan proceeds	1	—	—	2,192	—	—	—	2,193
Stock options exercised	4	—	—	6,757	—	—	—	6,761
Tax benefit from stock plans	—	—	—	965	—	—	—	965
Treasury stock purchased—Series A Common Stock (669,227 shares)	—	—	—	—	—	—	(16,385)	(16,385)

Balances—December 31, 2005	$557	$413	$—	$1,291,388	$643,414	$(6,309)	$(108,004)	$1,821,459
Net income	—	—	—	—	98,723	—	—	98,723	$98,723
Additional minimum pension liability, net of tax benefit of $238	—	—	—	—	—	(360)	—	(360)	(360)

Change in funded status of pension and post-retirement benefit plans, net of income taxes of $17,519	—	—	—	—	—	(26,440)	—	(26,440)	$98,363

Dividends on common stock ($0.28 per share)	—	—	—	—	(25,991)	—	—	(25,991)
Employee stock purchase plan proceeds	1	—	—	2,125	—	—	—	2,126
Stock options exercised	5	—	—	7,705	—	—	—	7,710
Tax benefit from stock plans	—	—	—	784	—	—	—	784
Stock based compensation expense	—	—	—	7,576	—	—	—	7,576
Treasury stock purchased—Series A Common Stock (129,150 shares)	—	—	—	—	—	—	(2,780)	(2,780)

Balances—December 31, 2006	$563	$413	$—	$1,309,578	$716,146	$(33,109)	$(110,784)	$1,882,807
Net income	—	—	—	—	64,656	—	—	64,656	$64,656
Change in funded status of pension and post-retirement benefit plans, net of income taxes of $13,573	—	—	—	—	—	20,529	—	20,529	20,529

Dividends on common stock ($0.28 per share)	—	—	—	—	(26,252)	—	—	(26,252)	$85,185

Employee stock purchase plan proceeds	1	—	—	2,150	—	—	—	2,151
Stock options exercised	7	—	—	13,376	—	—	—	13,383
Restricted stock issuances	2			(2)
Tax benefit from stock plans	—	—	—	1,530	—	—	—	1,530
Other tax adjustments	—	—	—	1,967	(11,286)	—	—	(9,319)
Stock based compensation expense	—	—	—	8,187	—	—	—	8,187
Treasury stock purchased—Series A Common Stock (270,000 shares)	—	—	—	—	—	—	(5,273)	(5,273)

Balances—December 31, 2007	$573	$413	$—	$1,336,786	$743,264	$(12,580)	$(116,057)	$1,952,399

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Operating Activities
Net income	$64,656	$98,723	$100,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,562	52,817	45,724
Amortization of intangible assets	6,700	6,344	6,003
Amortization of deferred financing costs	1,648	1,742	2,424
Amortization of program rights	75,891	68,601	60,912
Impairment loss	—	—	29,235
Deferred income taxes	22,233	9,391	5,669
Equity in loss (income) of affiliates, net	2,588	(483)	(1,416)
Provision for doubtful accounts	2,482	916	888
Stock-based compensation expense	8,187	7,576	—
Loss / (gain) on disposal of fixed assets	4	(465)	(1,210)
(Gain) on nextel equipment exchange	(2,293)	—	—
Distributions from affiliates	—	—	2,030
Other expense, net	—	2,501	—
Program payments	(73,565)	(67,817)	(64,104)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	(6,463)	(7,728)	(7,392)
Decrease (increase) in Other assets	8,231	11,766	(4,130)
(Decrease) increase in Accounts payable and accrued liabilities	(22,124)	14,811	(7,617)
(Decrease) increase in Other liabilities	(993)	1,689	(38,503)

Net cash provided by operating activities	$135,744	$200,384	$128,730

Investing Activities
Purchases of property, plant and equipment, net	(55,802)	(60,439)	(33,276)
Cash proceeds from insurance recoveries	1,000	5,654	—
Investment in affiliates and other	(3,631)	(10,597)	(7,732)
Acquisitions	—	(217,511)	—

Net cash used in investing activities	$(58,433)	$(282,893)	$(41,008)

Financing Activities
Borrowings on credit facility	141,000	100,000	—
Payments on private placement	(90,000)	(90,000)	—
Dividends paid on preferred stock	—	—	(2)
Dividends paid on common stock	(26,206)	(25,954)	(25,997)
Series A Common Stock repurchases	(5,273)	(2,780)	(16,385)
Redemption of preferred stock	—	—	(11,251)
Payment or repurchase of senior notes	(125,000)	(10,000)	(15,000)
Principal payments on capital lease obligations	(12)	(48)	(184)
Proceeds from employee stock purchase plan and stock option exercises	15,534	9,836	8,954

Net cash used in financing activities	$(89,957)	$(18,946)	$(59,865)

(Decrease) / increase in cash and cash equivalents	$(12,646)	$(101,455)	$27,857
Cash and cash equivalents at beginning of period	$18,610	$120,065	$92,208

Cash and cash equivalents at end of period	$5,964	$18,610	$120,065

Supplemental Cash Flow Information:
Business acquired in purchase transaction:
Fair market value of assets acquired, net	—	$245,169	—
Fair market value of liabilities assumed, net	—	(27,658)	—

Net cash paid, including acquisition costs	—	$217,511	—

Cash paid during the year for:
Interest	62,477	65,144	64,320

Interest on Note payable to Capital Trust	9,750	9,750	9,750

Taxes, net of refunds	36,955	38,518	39,892

Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$2,410	$3,790	$2,563

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements

1. Nature of Operations

        Hearst-Argyle Television, Inc. and its subsidiaries ("we" or the "Company") own and operate 26 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of NBC, 12 of the owned stations are affiliates of ABC, two of the stations are affiliates of CBS, one station is affiliated with CW, and one station is affiliated with MyNetworkTV. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations that are owned by The Hearst Corporation ("Hearst"). We seek to attract our television audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we produce unique content for the Web, as well as publish community information, user generated content and entertainment content on our stations' Websites. In many of our markets, we have also established a mobile presence for our stations' Websites. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

        The Company has determined that it operates one reportable segment. The economic characteristics, services, production process, customer type and distribution methods for the Company's business units are substantially similar and have therefore been aggregated as one reportable segment.

2. Summary of Accounting Policies and Use of Estimates

General

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, except for the Company's wholly-owned subsidiary trust which was required to be de-consolidated upon adoption of the Financial Accounting Standards Board ("FASB") Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46(R)"). The net effect of such deconsolidation was to eliminate the Convertible Preferred Securities and show the Note payable to the Capital Trust in noncurrent liabilities. Intercompany accounts have been eliminated in consolidation.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

Comprehensive Income

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, the Company is required to display comprehensive income and its components as part of its complete set of financial statements. Comprehensive income represents the change in stockholders' equity resulting from transactions other then stockholder investments and distributions. Included in comprehensive income are changes in equity that are excluded from the Company's net income, specifically certain pension related items, net of taxes.

Cash and Cash Equivalents

        All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts Receivable

        The Company extends credit based upon its evaluation of a customer's credit worthiness and financial condition. For certain advertisers, the Company does not extend credit and requires cash payment in advance. The Company monitors the collection of receivables and maintains an allowance for estimated losses based upon the aging of such receivables and specific collection issues that may be identified. While a large percentage of our revenue is generated from advertising by the automotive industry, concentration of credit risk with respect to accounts receivable is generally limited due to the large number of geographically diverse customers, individually small balances, and short payment terms.

Program Rights

        Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated fair value on a program by program basis. Any reduction in unamortized costs to fair value is included in amortization of program rights in the accompanying Consolidated Statements of Income. Such reductions in unamortized costs were $0.7 million in the year ended December 31, 2007, and were negligible in the years ended December 31, 2006 and 2005. Programming rights are amortized over the license period. The majority of the Company's programming rights are for first-run programming which is generally amortized over one year. Rights for off-network syndicated programs, feature films and cartoons are amortized based on the projected number of airings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms.

Barter and Trade Transactions

        Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at fair market value of services either rendered or received. Barter program rights and payables are recorded for barter transactions when the program is available for broadcast. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the programming airs or when the merchandise or service is utilized. Barter and trade revenue are included in total revenue on the Consolidated Statements of Income and were approximately $26.0 million, $24.5 million and $25.0 million for the years ended December 31,

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

2007, 2006 and 2005, respectively. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the Consolidated Statements of Income and were approximately $22.2 million, $23.2 million and $25.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Intangible Assets

        Intangible assets include Federal Communications Commission ("FCC") licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. In accordance with SFAS No. 142, Goodwill and Intangible Assets, the Company performs a review for impairment of its recorded goodwill and FCC licenses, which are its only intangible assets with indefinite useful lives, annually in the fourth quarter or earlier if indicators of potential impairment exist. The impairment test for FCC license consists of a comparison of its carrying value with its fair value, determined using a discounted cash flow analysis. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to compare the carrying value of the reporting unit to its fair value, which is estimated using a discounted cash flow analysis. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

        Various judgmental assumptions about cash flows, growth rates and discount rates are used in developing a discounted cash flow analysis. Discount rate assumptions are based on the weighted average cost of capital of industry participants. The Company considers the assumptions used in its estimates to be reasonable, however, had the Company used different assumptions, the Company's reported results may have varied.

        The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives which range from one to 28.5 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the remaining

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

useful life of its intangible assets with determinable lives each reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization.

Investments

        The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company's equity interest is from 20% to 50%, and under the cost method if the Company's equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. In addition, the Company has a wholly-owned unconsolidated subsidiary trust which is accounted for under the equity method. See Note 7. The Company evaluates its investments to determine if impairment has occurred. Carrying values are adjusted to reflect fair value, where necessary.

Revenue Recognition

        The Company's primary source of revenue is television advertising. Other sources include retransmission consent revenue, digital media revenue and network compensation. Net advertising revenue, retransmission consent revenue, net digital media revenue and network compensation together represented approximately 94% of the Company's total revenue in each of the years ended December 31, 2007, 2006 and 2005.

  •
  Net Advertising Revenue.    Advertising revenue is recognized net of national agency and national representatives' commissions and in the period when the commercials are broadcast.

  •
  Retransmission Consent Revenue.    Revenue is recognized based on the number of subscribers over the contract period or is a fixed amount recognized over the contract period.

  •
  Net Digital Media Revenue.    Digital media revenues are recognized net of agency and national representatives' commissions over the contract period, generally as advertisements are delivered. Digital media revenue includes primarily Internet advertising revenue and, to a lesser extent, revenue from weather channel multicasting.

  •
  Network Compensation.    In connection with the ABC and CBS affiliation agreements, revenue is recognized when the Company's station broadcasts specific network television programs based upon a negotiated value for each program.

  •
  Other Revenue.    The Company generates revenue from other sources, which include the following types of transactions and activities: (i) barter and trade revenue which is recognized when the commercials are broadcast, (ii) management fees earned from Hearst (see Note 13); (iii) services revenue from the production of commercials for advertising customers or from the production of programs to be sold in syndication; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company's towers; and (v) other miscellaneous revenue, such as licenses and royalties. These revenues are generally recognized as earned.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Income taxes are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax basis of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. As required by Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), the Company accounts for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. The results of audits and negotiations with taxing authorities may affect the ultimate settlement of these issues, and the Company has included $38.1 million in Other Liabilities (non-current) and $2.0 million in Accrued Liabilities (current) on our Consolidated Balance Sheet. The timing of any payments related to such settlements cannot be determined but the Company expects that payments in excess of that which is included in Accrued Liabilities would not be made within one year. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized. The Company's effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Earnings Per Share ("EPS")

        Basic EPS is calculated by dividing net income less preferred stock dividends by the weighted average common shares outstanding (see Note 8). Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company's equity compensation plans (see Note 12), the conversion of the Company's Preferred Stock (see Note 11), or the conversion of the Redeemable Convertible Preferred Securities held by the Company's wholly-owned unconsolidated subsidiary trust (see Note 7).

Off-Balance Sheet Financings and Liabilities

        Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2007, and employment contracts for key employees, which are disclosed in Note 14, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

        When allocating the purchase price to the acquired assets (tangible and intangible) and assumed liabilities of acquired businesses, it is necessary to develop estimates of fair value. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the future economic benefits that the FCC license brings to its holder and discounts them to the present. The fair market value of the FCC license is determined by discounting these future benefits utilizing discounted cash flows. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, VHF or UHF status, market revenue growth and station market share projections, operating profit margins, discount rates and perpetual growth rates.

Stock-Based Compensation

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using the modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. For the years ended December 31, 2007 and 2006, stock-based compensation expense was $8.2 million and $7.6 million, respectively.

        Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25, Stock Issued to Employees ("APB 25"), to account for its stock-based awards, and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS 123"), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the year ended December 31, 2005 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

Year ended December 31, 2005
(In thousands, except per share data)
Reported net income	$100,217
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(4,823)

Pro forma net income	95,394
Less: Preferred stock dividends	(2)

Pro forma net income applicable to common stockholders (Basic and Diluted)	$95,392

Earnings per share:
Basic—as reported	$1.08
Basic—pro forma	$1.03
Diluted—as reported	$1.08
Diluted—pro forma	$1.02

Reclassifications

        For comparability, certain immaterial prior year amounts have been reclassified in the consolidated statements of cash flows to conform to the 2007 presentation. On the consolidated statements of income during 2006, we reclassified Equity in income of affiliates, net from Income before income

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

taxes to below Income tax expense (benefit). As a result, we have reclassified amounts from 2005 to conform to this presentation. This reclassification had no impact on reported net income.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS 160 requires that noncontrolling interests be reported as a component of equity in a company's consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance. SFAS 160 is effective for all fiscal years beginning after December 15, 2008 and interim periods within those years. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), to replace SFAS No. 141, Business Combinations. SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on the future business combinations that we may pursue after its effective date.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. We do not believe the adoption of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. It requires employers to recognize an asset or liability for a plan's overfunded or underfunded status, measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit and postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for all years ending after December 15, 2008.

        In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. FIN 48 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of applying FIN 48, the amount of benefit recognized in the financial statements may differ from the amount taken or expected to be taken in a tax return. These differences are referred to as unrecognized tax benefits. The adoption of FIN 48 on January 1, 2007 resulted in a decrease to Retained earnings of $11.3 million, a decrease in Deferred income tax liability of $15.8 million and an increase to Other liabilities of $27.1 million. See Note 9 for further discussion regarding the adoption of FIN 48.

3. Acquisitions, Dispositions and Investments

Acquisitions

        On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate serving Orlando, Florida. The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

Dispositions

        During the year December 31, 2006, the Company owned 6.175% of U.S. Digital Television, Inc. ("USDTV"). In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million and included the write off in Other Expense for the quarter ended June 30, 2006 in the accompanying consolidated statements of income.

        Effective December 31, 2005, NBC and the Company concluded the NBC/Hearst-Argyle syndication venture and the Company recorded a loss of $2.5 million within Other expense.

Investments

        The carrying value of our investments as of December 31, 2007 and 2006 was as follows:

	2007	2006
	(In thousands)
Internet Broadcasting Systems, Inc.	$22,007	$19,158
Ripe Digital Entertainment, Inc.	5,920	7,313
Arizona Diamondbacks	5,982	5,982
Capital Trust	4,021	4,021
Other	4,018	3,980

Total investments	$41,948	$40,454

        Internet Broadcasting Systems, Inc.    As of December 31, 2007, we owned 41.1% of Internet Broadcasting Systems, Inc. ("Internet Broadcasting"), resulting from a total cash investment of $33.3 million. During the periods presented the Company had an investment in Internet Broadcasting and, during the periods presented through December 22, 2005, the Company had an investment in IBS/HATV LLC, the parent company of 26 wholly-owned subsidiary limited liability companies. On December 22, 2005, ownership of the station Websites transferred to the Company resulting in the

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

recognition of local Website operating results directly on the books of the Company's television stations as of January 1, 2006. Internet Broadcasting operates a national network of station Websites under operating agreements with various television station groups, including the Company. We account for this investment using the equity method.

        Ripe Digital Entertainment, Inc.    On June 29, 2007, the Company made an additional investment of $1.9 million in Ripe Digital Entertainment, Inc. ("RDE"), resulting in a total cash investment of $11.0 million which represents a 24.7% ownership interest. RDE was formed in 2003 to create advertising-supported digital video-on-demand program services. Since October 2005, RDE has launched RipeTV, OctaneTV and FlowTV, three program services that target men aged 18-34 and are available for distribution via digital cable, broadband and/or wireless systems. We account for this investment using the equity method.

        Arizona Diamondbacks.    As of December 31, 2007, we owned 1.7% of the Arizona Diamondbacks, a professional baseball team based in Phoenix, Arizona. We account for this investment using the cost method.

        Investment in Capital Trust.    On December 20, 2001, the Company purchased all of the Capital Trust's common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the Subordinated Debentures (valued at $206.2 million) to the Capital Trust. On December 31, 2004, the Company redeemed a portion of the subordinated debentures (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock and $70.0 million of preferred securities. The Subordinated Debentures are presented as Note payable to Capital Trust of $134.0 million in the Company's Consolidated Balance Sheets. The Capital Trust does not hold any other significant assets other than note receivable from the Company for the Subordinated Debentures. In accordance with the provisions of FIN 46(R), the Company does not consolidate the accounts of its wholly-owned subsidiary, the Capital Trust, in its consolidated financial statements. Therefore, we account for this investment using the equity method.

        The earnings attributable to this investment are the Company's interest payments made on $4.0 million of the Subordinated Debentures outstanding for the years ended December 31, 2007, 2006 and 2005. The Company has recorded its share in the earnings of the Capital Trust as an offset to the interest expense that the Company pays on the Subordinated Debentures (see Note 7).

        Other Investments.    The majority of the other investments are investments in the NBC Weather Plus Network and broadcast tower partnerships.

4. Goodwill and Intangible Assets

        The carrying value of goodwill and intangible assets as of December 31, 2007 and 2006 consisted of the following:

	December 31, 2007	December 31, 2006
	(In thousands)
Total intangible assets subject to amortization	$100,083	$106,783
Intangible assets not subject to amortization—FCC licenses	2,413,257	2,413,257

Total intangible assets, net	$2,513,340	$2,520,040

Goodwill	$816,728	$816,724

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        In accordance with SFAS 142, Goodwill and Intangible Assets, ("SFAS 142") the Company assesses its goodwill and intangible assets with indefinite useful lives at least annually by applying a fair value-based test. The Company's intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the FCC. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

        In performing the annual impairment test, the estimated fair value of each station's FCC license and enterprise value is determined based on the present value of future cash flows. For the years ended December 31, 2007 and 2006, the Company has determined based on the present value of future cash flows that no impairment of each station's FCC license and enterprise value exists. When performing the annual impairment test in 2005, we determined that the estimates of future cash flows at our station, WDSU-TV in New Orleans, Louisiana, were negatively impacted due to Hurricane Katrina and as a result, the Company recorded a $29.2 million write down of its indefinite lived intangible assets and goodwill for the year ended December 31, 2005 which was comprised of $26.2 million of FCC license and $3.0 million of goodwill.

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

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142 as of December 31, 2007 and 2006:

	December 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$78,246	$45,789	$124,035	$73,967	$50,068
Network affiliations	95,493	41,270	54,223	95,493	38,880	56,613
Other	743	672	71	743	641	102

Total intangible assets	$220,271	$120,188	$100,083	$220,271	$113,488	$106,783

        The Company's amortization expense for definite-lived intangible assets was approximately $6.7 million in the year ended December 31, 2007. Estimated annual intangible asset amortization expense is approximately $6.0 million in each of the next five years.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

5. Accrued Liabilities

        Accrued liabilities as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Payroll, benefits and related costs	$20,050	$20,738
Accrued interest	7,687	8,792
Accrued payables	5,334	4,128
Accrued vacation	5,289	5,855
Accrued income taxes	2,111	18,692
Other taxes payable	1,944	1,826
Other accrued liabilities	5,961	6,484

Total accrued liabilities	$48,376	$66,515

6. Long-Term Debt

        Long-term debt as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
	(In thousands)
Revolving Credit Facility	$241,000	$100,000
Senior Notes	282,110	407,110
Private Placement Debt	270,000	360,000
Capital Lease Obligations	16	60

Total Debt	$793,126	$867,170
Less: Current maturities	(90,016)	(90,048)

Long-term debt	$703,110	$777,122

Credit Facility

        In November 2006, we increased our five-year unsecured revolving credit facility to $500 million. The credit facility, which matures on April 15, 2010, can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate ("ABR"), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the "Leverage Ratio"). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have borrowed $241.0 million under the credit facility as of December 31, 2007. The annualized weighted average interest rate for our credit facility outstanding was 5.9% for the year ended December 31, 2007.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

Senior Notes

        At December 31, 2007, the Senior Notes, which are unsecured obligations, consisted of $166.0 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. In November 2007, the Company repaid $125.0 million principal amount of 7.0% senior notes using its credit facility.

        At December 31, 2006, the Senior Notes, which are unsecured obligations, consisted of $125.0 million principal amount of 7.0% senior notes due November 2007; $166.0 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. In the first quarter of 2006, the Company repurchased $10.0 million of 7.00% senior notes due 2018.

        The Senior Notes were initially issued in November 1997 and January 1998, respectively.

Private Placement Debt

        At December 31, 2007, the Private Placement Debt consists of $270 million in senior, unsecured notes, which bear interest at 7.18% per year. The second of five mandatory $90 million annual payment installments was made on December 15, 2007. The third mandatory $90 million payment will be made on December 15, 2008. The Private Placement Debt was initially issued in connection with the January 1, 1999 acquisition of KCRA-TV in Sacramento, California.

Capital Lease Obligations

        We have capitalized the future minimum lease payments of equipment under leases that qualify as capital leases. We had capital lease obligations of approximately $0.02 million as of December 31, 2007. The capital leases have terms which expire at various dates through 2008.

Aggregate Maturities of Total Debt

        Approximate aggregate annual maturities of total debt (including capital lease obligations) are as follows (in thousands):

2008	$90,016
2009	90,000
2010	331,000
2011	0
2012	0
Thereafter	282,110

Total	$793,126

Debt Covenants and Restrictions

        The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company's credit ratings or stock price. The Company is in compliance with all such covenants and restrictions as of December 31, 2007.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

Interest Rate Risk Management

        The Company is not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future such as interest rate swap arrangements or debt-for-debt exchanges.

Interest Expense

        Interest expense for the years ended December 31, 2007, 2006 and 2005 consisted of the following (in thousands):

	2007	2006	2005
Interest on borrowings:
Credit Facility	$7,851	$2,663	$465
Senior Notes	27,960	29,514	31,578
Private Placement Debt	25,563	32,023	32,310
Amortization of deferred financings costs and other	1,648	1,903	2,424

Total interest expense	$63,022	$66,103	$66,777

7. Note Payable to Capital Trust

        As of December 31, 2007, the Company has outstanding $134.0 million aggregate principal amount of Series B Debentures which are convertible into approximately 5.13 million shares of Series A Common Stock in the aggregate.

        The Redeemable Convertible Preferred Securities issued by the Capital Trust are effectively convertible, at the option of the holder at any time, into shares of the Company's Series A Common Stock, par value $.01 per share, through an exchange of such Redeemable Convertible Preferred Securities for a portion of the Debentures of the corresponding series held by the Capital Trust. The conversion terms are identical for all holders of the Redeemable Convertible Preferred Securities, including Hearst. The Series B Debentures are convertible into the Company's Common Stock at an initial rate of 1.972262 shares of the Company's Common Stock per $50 principal amount of Series B Debentures (equivalent to a conversion price of $25.3516 per share of the Company's Common Stock). When the Debentures are repaid or redeemed, the same amount of Redeemable Convertible Preferred Securities will simultaneously be redeemed with the proceeds from the repayment or redemption of the Debentures.

        The Series B Debentures mature on December 31, 2021 and bear interest at a rate of 7.5% per year. The Company has the right to defer interest on the Debentures (and therefore distributions on the Redeemable Convertible Preferred Securities) by extending the interest payment period from time to time in accordance with and subject to the terms of the Redeemable Convertible Preferred Securities. The Series B Debentures may be redeemed at the option of the Company (or at the direction of Hearst) at any time on or after December 31, 2006. If redeemed, the Company has the ability to finance the redemption under its revolving line of credit. The redemption prices (per $50 principal amount) of the Series B Debentures range from $51.50 in 2008, declining to $50.375 in 2011 and $50 thereafter to maturity.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

Interest Expense, net—Capital Trust

        Interest expense, net—Capital Trust is interest expense incurred net of equity interest in earnings of the Company's Series B Debentures issued by its wholly owned unconsolidated subsidiary trust (the "Capital Trust"). For the years ended December 31, 2007, 2006 and 2005 the Company incurred interest expense on the Debentures issued by the Capital Trust as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)
Interest expense, Series B Subordinated Debentures	$10,052	$10,052	$10,052
Less: Equity in earnings of Capital Trust	(302)	(302)	(302)

Total interest expense, net—Capital Trust	$9,750	$9,750	$9,750

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

	Year Ended December 31,
	2007	2006	2005
Reported net income	$64,656	$98,723	$100,217
Less: Preferred stock dividends	—	—	(2)

Income applicable to common stockholders (Basic and Diluted)	$64,656	$98,723	$100,215

Basic shares	93,490	92,745	92,826
Basic EPS	$0.69	$1.06	$1.08
Diluted shares	94,299	93,353	93,214
Diluted EPS	$0.69	$1.06	$1.08
Basic shares	93,490	92,745	92,826
Add: Shares issued upon assumed exercise of stock options	809	608	388

Diluted shares	94,299	93,353	93,214

        The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the years ended December 31, 2007, 2006, and 2005, approximately 5.13 million shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Net income for purposes of the diluted EPS calculation. The Series A and B Preferred Stock were redeemed in full as of January 1, 2005.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        Options to purchase 3,351,533, 6,566,936 and 3,657,174 shares of Series A Common Stock (before application of the treasury stock method), for the years ended December 31, 2007, 2006 and 2005 respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $24.38, $23.31 and $24.97, respectively.

9. Income Taxes

        The provision (benefit) for income taxes relating to income for the years ended December 31, 2007, 2006 and 2005, consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Current:
State and local	$(242)	$7,593	$5,671
Federal	16,216	41,426	(8,328)

	$15,974	$49,019	$(2,657)

Deferred:
State and local	$3,571	$1,534	$(7,096)
Federal	18,662	7,857	12,765

	$22,233	$9,391	$5,669

Provision for income taxes	$38,207	$58,410	$3,012

        The effective tax rate for the year ended December 31, 2007 was 36.2% as compared to 37.3% for the year ended December 31, 2006. The effective income tax rate for the years ended December 31, 2007, 2006 and 2005 varied from the statutory U.S. Federal income tax rate due to the following:

	2007	2006	2005
Statutory U.S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	2.1%	3.8%	-0.9%
Change in valuation allowances and other estimates	-0.4%	-1.6%	-31.6%
Other, net	-0.5%	0.1%	0.5%

Effective income tax rate	36.2%	37.3%	3.0%

        The decrease in our Federal current tax expense and effective tax rate for the year ended December 31, 2007, primarily relates to a decrease in income before income taxes from $156.7 million for the year ended December 31, 2006 to $105.5 million for the year ended December 31, 2007. The increase in our effective income tax rate from the year ended December 31, 2005 to December 31, 2006 relates to $37.4 million in tax benefits recorded as a result of the settlement of certain tax return examinations and changes in Ohio tax law in the year ended December 31, 2005.

        On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. At the date of adoption, the total liability for unrecognized tax benefits recorded in our balance sheets was $35.4 million, and the associated interest and penalties were $8.6 million. The total liability for unrecognized tax benefits recorded in our balance sheets at December 31, 2007 was $31.1 million, and the associated interest and penalties were $9.0 million, of which $38.1 million was included in Other liabilities (noncurrent) and $2.0 million was included in Accrued liabilities (current) on our consolidated balance sheets. If recognized, these amounts (net of tax impact) would favorably affect the effective income tax rate in future periods. The liability for unrecognized tax benefits is expected, on a net basis, to decrease up to $5.0 million within 12 months of the reporting date due to scheduled closings of examinations and normal expirations of statutes of limitation.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        A reconciliation of the total liability recorded for unrecognized tax benefits at January 1, 2007 through December 31, 2007 is as follows (in thousands):

Unrecognized Tax Benefits—January 1, 2007	$35,426
Additions based on tax provisions related to the current year	3,513
Increases for tax positions of prior years	592
Decreases for tax positions of prior years	(783)
Audit settlements	(1,286)
Statue of limitation expirations	(6,373)

Unrecognized Tax Benefits—December 31, 2007	$31,089

        We record interest and penalties related to the above federal and state unrecognized tax benefits in income tax expense on our consolidated statements of income. Additional interest of $0.4 million (net of $3.6 million in interest reversals) was recorded for the year ended December 31, 2007. There were no penalties recorded for the year ended December 31, 2007.

        Additionally, the following unrecognized tax benefits are not recorded on our balance sheets and consist of state net operating loss carryforwards that, if recognized, would have no impact on our effective tax rate and would not require the use of cash (in thousands):

Unrecognized Tax Benefits (State NOLs)—January 1, 2007	$18,140
Increases based on tax positions related to prior years	1,438
Increases based on tax positions related to the current year	1,269
Decreases based on tax positions related to the current year	(1,033)

Unrecognized Tax Benefits (State NOLs)—December 31, 2007	$19,814

        With a few exceptions, the Company is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for years before 2000. To date, no material adjustments have been proposed with respect to ongoing examinations.

        Deferred income tax liabilities and assets at December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$34,802	$39,267
Difference between book and tax basis of intangible and other assets	887,054	825,970

Total deferred income tax liabilities	$921,856	$865,237

Deferred income tax assets:
Accrued expenses and other	$28,722	$9,857
Accelerated funding of pension benefit obligation	40,090	21,823
Operating and Capital loss carryforwards	10,386	31,098

	79,198	62,778
Less: Valuation allowance	(9,338)	(31,098)

Total deferred income tax assets	69,860	31,680

Net deferred income tax liabilities	$851,996	$833,557

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        At December 31, 2007, net deferred tax liabilities include a deferred tax asset of $6.1 million relating to stock-based compensation expense under SFAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date. The provisions of SFAS 123(R), however, do not allow a valuation allowance to be recorded unless the company's future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of our Series A Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note 12 for additional discussion of SFAS 123(R).

        At December 31, 2007, we had state net operating loss carryforwards (tax effected) of $5.9 million and other capital loss carryforwards (tax effected) of $4.5 million, respectively expiring through 2027 and in 2009. The valuation allowance represents the uncertainty associated with the realization of these tax benefits. The change in the operating and capital loss carryforwards and associated valuation allowance for 2007 is primarily the result of the Company's utilization of approximately $0.6 million in capital loss carryforwards, and the change in the presentation of $19.8 million in our operating loss carryforwards in our FIN 48 reconciliation.

        The net deferred income tax liabilities are presented under the following captions on the Company's consolidated balance sheets:

	2007	2006
	(In thousands)
Deferred income tax liability	$856,790	$838,229
Deferred income tax asset (current)	4,794	4,672

Net deferred income tax liability	$851,996	$833,557

        The deferred tax liabilities primarily relate to differences between book and tax basis of the Company's FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its FCC licenses, but instead tests them for impairment annually. As the tax basis in the Company's FCC licenses continues to amortize, the deferred tax liabilities will increase over time.

10. Common Stock

General

        The Company has authorized 300 million common shares, par value $0.01 per share, which includes 200 million shares of Series A Common Stock and 100 million shares of Series B Common Stock. Except as otherwise described below, the issued and outstanding shares of Series A Common Stock and Series B Common Stock vote together as a single class on all matters submitted to a vote of stockholders, with each issued and outstanding share of Series A Common Stock and Series B Common Stock entitling the holder thereof to one vote on all such matters. With respect to any election of directors, (i) the holders of the shares of Series A Common Stock are entitled to vote separately as a class to elect two members of the Company's Board of Directors (the Series A Directors) and (ii) the holders of the shares of the Company's Series B Common Stock are entitled to vote separately as a class to elect the balance of the Company's Board of Directors (the Series B Directors); provided, however, that the number of Series B Directors shall not constitute less than a majority of the Company's Board of Directors.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        All of the outstanding shares of Series B Common Stock are held by a subsidiary of Hearst. No holder of shares of Series B Common Stock may transfer any such shares to any person other than to (i) Hearst; (ii) any corporation into which Hearst is merged or consolidated; (iii) any entity to which all or substantially all of Hearst's assets are transferred; or (iv) any entity controlled by Hearst (each a "Permitted Transferee"). Series B Common Stock, however, may be converted at any time into Series A Common Stock and freely transferred, subject to the terms and conditions of the Company's Certificate of Incorporation and to applicable securities laws limitations.

Common Stock Repurchase

        In May 1998 the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. During 2007, the Company repurchased 270,000 shares of Series A Common Stock at a cost of $5.3 million and an average per share price of $19.53. Between May 1998 and December 31, 2007, the Company repurchased approximately 4.7 million shares of Series A Common Stock at a cost of approximately $116.1 million and an average price of $24.57. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

        On December 6, 2007, Hearst filed an amendment to its Schedule 13D with the Securities and Exchange Commission indicating that its Board of Directors had approved the purchase of up to eight million shares of our Series A Common Stock. Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock, and as of December 31, 2007, under these purchase authorizations, Hearst has purchased approximately 24.2 million shares of the Company's outstanding Series A Common Stock. Hearst's ownership of the Company's outstanding common stock was 73.7% and 73.8% as of December 31, 2007 and 2006, respectively.

        As of February 15, 2008, Hearst's ownership of the Company's outstanding common stock was 75.1%.

Common Stock Dividends

        During the year ended December 31, 2007, the Company's Board of Directors declared cash dividends as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend
$0.07	December 6, 2007	January 5, 2008	January 15, 2008	$6,570
$0.07	September 12, 2007	October 5, 2007	October 15, 2007	$6,566
$0.07	May 3, 2007	July 5, 2007	July 15, 2007	$6,570
$0.07	March 29, 2007	April 5, 2007	April 15, 2007	$6,546

11. Preferred Stock

        Under the Company's Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share. At December 31, 2007, 2006 and 2005, there was no Preferred Stock outstanding. On January 1, 2005, 5,781,000 shares of Series A Preferred Stock and 5,470,000 shares of Series B Preferred Stock were redeemed.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

12. Employee Stock Plans

        On May 5, 2007, the Company's stockholders and Board of Directors approved the 2007 Long Term Incentive Compensation Plan (the "2007 Incentive Compensation Plan"). The 2007 Incentive Compensation Plan is intended to replace the 2004 Long Term Incentive Compensation Plan (the "2004 Incentive Compensation Plan") (together the "Incentive Compensation Plans") and the Amended and Restated 1997 Stock Option Plan (the "1997 Stock Option Plan"). All grants made after May 5, 2007 are made under the 2007 Incentive Compensation Plan.

        Under the 2007 Incentive Compensation Plan the Company may award various forms of incentive compensation, including stock options and restricted stock, to officers, other key employees and non-employee directors of the Company and its subsidiaries. The Company reserved for issuance under the 2007 Incentive Compensation Plan 2.4 million shares of Series A Common Stock. Under the 2004 Incentive Compensation Plan 3.6 million shares of Series A Common Stock were reserved for issuance.

        As of December 31, 2007, all stock options awarded under the Incentive Compensation Plans were granted with exercise prices equal to the market price of the underlying stock as of the date of grant. Under each of the Incentive Compensation Plans, options are exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant. The fair value of the restricted stock awarded is equal to the market value on the date of award. Generally, options granted to employees under the Incentive Compensation Plans cliff-vest after three years commencing on the effective date of the grant and the restriction period will lapse on restricted stock awarded to employees after three years commencing on the effective date of the award.

        Under the 1997 Stock Option Plan, 8.7 million shares of Series A Common Stock were reserved for issuance. Under the 1997 Stock Option Plan, stock options were granted with exercise prices equal to the market price of the underlying stock on the date of grant. Generally, options granted prior to December 2000 either (i) cliff-vest after three years commencing on the effective date of the grant or (ii) vest either after nine years or in one-third increments upon attainment of certain market price goals of the Company's Series A Common Stock. Options granted in December 2000 vest in one-third increments per year commencing one year from the date of the grant. Generally, options granted after December 2000 cliff-vest after three years commencing on the effective date of the grant. All options granted pursuant to the 1997 Stock Option Plan will expire no later than ten years from the date of grant.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        A summary of the status of the stock options granted under the Company's 1997 Stock Option Plan and Incentive Compensation Plans, and changes for the years ended December 31, 2007, 2006, 2005 are presented below (not in thousands):

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2004	8,060,429	$23.36

Granted	1,273,400	24.14
Exercised	(362,719)	18.64
Forfeited	(450,263)	26.02

Outstanding at December 31, 2005	8,520,847	$23.53

Granted	756,650	25.40
Exercised	(391,213)	19.70
Forfeited	(79,988)	24.92

Outstanding at December 31, 2006	8,806,296	$23.85

Granted	705,800	20.26
Exercised	(632,224)	21.17
Forfeited	(233,790)	25.03
Expired	(756,539)	26.86

Outstanding at December 31, 2007	7,889,543	$23.42

Exercisable at December 31, 2005	4,720,837	$22.25

Exercisable at December 31, 2006	5,490,211	$23.10

Exercisable at December 31, 2007	5,311,068	$23.42

        A summary of the status of the restricted stock awarded under the Company's Incentive Compensation Plans, and changes for the years ended December 31, 2007 and 2006 are presented below (not in thousands):

	Restricted Stock Outstanding
	Number of Restricted Shares	Weighted Average Common Stock Price
Balance at January 1, 2006	—	$—
Granted	167,000	25.62
Vested	—	—
Forfeited	—	—

Balance at December 31, 2006	167,000	$25.62

Granted	199,616	20.22
Vested	(4,564)	25.64
Forfeited	(4,283)	25.64

Balance at December 31, 2007	357,769	$22.54

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007 (not in thousands):

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Outstanding Options at December 31, 2007	Weighted Average Exercise Price
$18.56-$21.59	2,416,260	5.19	$5,932,447	$19.65
$22.08-$24.89	2,164,050	6.65	—	$24.08
$25.28-$26.82	3,236,283	6.10	—	$25.66
$26.85-$29.00	58,950	4.69	—	$27.74
$35.25-$36.44	14,000	0.61	—	$36.44

	7,889,543		$5,932,447

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2007	Weighted Average Remaining Contractual Life	Intrinsic Value of In the Money Exercisable Options at December 31, 2007	Weighted Average Exercise Price
$18.56-$21.59	1,720,410	3.30	$4,468,093	$19.51
$22.08-$24.89	977,100	5.09	—	$24.10
$25.28-$26.82	2,566,558	5.51	—	$25.65
$26.85-$29.00	33,000	1.11	—	$28.44
$35.25-$36.44	14,000	0.61	—	$36.44

	5,311,068		$4,468,093

        On January 1, 2006, the Company adopted FASB Statement No. 123(R), Share-Based Payment ("SFAS 123(R)") using a modified prospective transition method. Accordingly, because we have adopted a prospective method prior periods have not been restated. Stock-based compensation expense for the year ended December 31, 2007 was $8.2 million as compared to $7.6 million in the year ended December 31, 2006. The total deferred tax benefit related thereto was $3.1 million for the year ended December 31, 2007, and $2.8 million for year ended December 31, 2006. As of December 31, 2007, there was $14.3 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any. Of the total $14.3 million, we expect to recognize approximately 56.0% in 2008, 35.0% in 2009 and 9.0% in 2010. We received $13.4 million upon the exercise of stock options during the year ended December 31, 2007, and we received $7.7 million upon the exercise of stock options during the year ended December 31, 2006.

        Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company's options were calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted was $5.65, $7.49 and $7.63 for the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $3.3 million. The total intrinsic value (the difference between market price and exercise price) of options exercised during the year ended December 31, 2006 was $2.0 million. The total fair value of shares vested during the year ended December 31, 2007 was $6.8 million. The total fair value of shares vested during the year ended December 31, 2006 was $7.7 million.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        The following assumptions were used in the Black Scholes option-pricing model to value options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Expected life	6.0 Years	5.9 Years	5.9 years
Volatility factor	25.64%	25.09%	27.71%
Risk-free interest rate	3.60%	4.45%	4.43%
Dividend yield	1.40%	1.20%	1.12%

        The expected life of options granted was estimated based on the historical exercise behavior of employees. The expected volatility factor was based on historical volatility over the period equal to the stock option's expected life. The risk-free interest rate is based on the U.S. treasury yield curve in effect at the date of the grant for a period equal to the expected term of the option.

        In April 1999, we implemented a non-compensatory employee stock purchase plan ("ESPP") in accordance with Internal Revenue Code Section 423. The ESPP allows employees to purchase shares of our Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. We reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 101,624 and 107,702 shares for aggregate proceeds of approximately $2.2 million and $2.1 million in the years ended December 31, 2007 and 2006, respectively. In accordance with SFAS 123(R), we recorded $0.4 million in stock-based compensation expense for the year ended December 31, 2007.

13. Related Party Transactions

        The Hearst Corporation.    As of December 31, 2007, Hearst beneficially owned approximately 53.0% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 73.7% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst's beneficial ownership of our Series B Common Stock entitles Hearst to elect as a class 11 of the 13 directors of our Board of Directors. During the years ended December 31, 2007, 2006 and 2005, we entered into the following transactions with Hearst or parties related to Hearst:

  •
  Hearst Lease.    On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices. Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million. For the year ended December 31, 2007, we recorded approximately $1.4 million in rent expense under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which we amortize over the lease term.

  •
  Management Agreement.    We recorded revenue of approximately $5.6 million, $6.7 million and $4.6 million in the years ended December 31, 2007, 2006 and 2005, respectively, relating to a management agreement with Hearst (the "Management Agreement"). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations. Certain employees of these managed stations are also participants in our equity compensation plans. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

  •
  Services Agreement.    We incurred expenses of approximately $6.6 million, $5.0 million and $4.8 million in the years ended December 31, 2007, 2006 and 2005, respectively, relating to a services agreement with Hearst (the "Services Agreement"). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

  •
  Interest Expense, Net—Capital Trust.    We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $9.8 million in each of the years ended December 31, 2007, 2006 and 2005, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $1.9 million in each of the years ended December 31, 2007, 2006 and 2005, respectively, was paid to Hearst.

  •
  Dividend on Common Stock.    Our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock, respectively, for a total amount of $26.2 million. Included in this amount was $19.3 million payable to Hearst. On December 6, 2007, our Board declared a cash dividend of $0.07 per share on our Series A and Series B Common Stock for a total of $6.6 million. Included in this amount was $4.8 million payable to Hearst. In the year ended December 31, 2006, the Company paid cash dividends of $26.0 million. Included in this amount was $19.0 million payable to Hearst. See Note 10.

  •
  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.8 million, $0.8 million and $0.9 million in the years ended December 31, 2007, 2006 and 2005, respectively. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst's Baltimore, Maryland radio stations.

  •
  Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services ("Lifetime"), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time, (i) we have assisted Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime has acted as our agent with respect to the negotiation of certain of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable. We have recorded revenue from the agreements of $20.5 million, $17.7 million and $6.7 million in the years ended December 31, 2007, 2006 and 2005, respectively.

  •
  Wide Orbit, Inc.    In November 2004, we entered into an agreement with Wide Orbit, Inc. ("Wide Orbit") for licensing and servicing of Wide Orbit's Traffic Sales and Billing Solutions software. Hearst owns approximately 8% of Wide Orbit, Inc. In the years ended December 31, 2007, 2006 and 2005, we paid Wide Orbit approximately $1.8 million, $1.4 million and $1.7 million, respectively, under the agreement.

  •
  New England Cable News.    Two of our executive officers, David J. Barrett and Steven A. Hobbs, serve as Hearst's representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. ("NECN"). Hearst pays $4,000 per month to the Company as compensation for their service. In addition, two of our television

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

    stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN's reporters in exchange for news gathering services.

  •
  ESPN.    During the year ended December 31, 2007, certain of the Company's stations paid fees in the amount of approximately $2.0 million in the aggregate to ESPN in exchange for the right to broadcast certain sports programs. Hearst owns approximately 20% of ESPN.

  •
  Other Transactions with Hearst.    In each of the years ended December 31, 2007, 2006 and 2005, we recorded net revenue of approximately $0.1 million relating to advertising sales to Hearst on behalf of Good Housekeeping, which is owned by Hearst.

        Internet Broadcasting.    On December 13, 2007, the Company purchased $1.8 million of Internet Broadcasting's outstanding common stock resulting in a total investment of $33.3 million which represents a 41.1% ownership interest. We also have various agreements pursuant to which we have paid Internet Broadcasting $9.8 million and $8.0 million during the years ended December 31, 2007 and 2006, respectively. In addition, Internet Broadcasting hosts our corporate Website for a nominal amount. Harry T. Hawks and Steven A. Hobbs, two of our executive officers, serve, and during 2007 Terry Mackin, one of our former executive officers, served on the Board of Directors of Internet Broadcasting, from which they did not receive compensation for their Board service.

        Small Business Television.    The Company utilizes Small Business Television's ("SBTV") services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the year ended December 31, 2007 these sales generated revenue of approximately $1.4 million, of which approximately $0.8 million was distributed to the Company. In the year ended December 31, 2006 these sales generated revenue of approximately $1.6 million, of which approximately $0.9 million was distributed to the Company. In the year ended December 31, 2005 these sales generated revenue of approximately $1.4 million, of which approximately $0.8 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company's Board of Directors.

        NBC Weather Plus.    In 2004, we invested in Weather Network Affiliates Company, LLC ("WNAC"), which owns the NBC Weather Plus Network ("Weather Plus"). We have launched Weather Plus in all of our NBC-affiliated markets.

        RDE.    On June 29, 2007, the Company made an additional investment of $1.9 million in Ripe Digital Entertainment, Inc. ("RDE"), resulting in a total investment of $11.0 million which represents a 24.7% ownership interest. During 2007, the Company earned $0.1 million in rental income from RDE for office space in our former Corporate headquarters. Steven A. Hobbs, one of our executive officers, serves, and during 2007 Terry Mackin, one of our former executive officers, served on the Board of Directors of RDE, from which they did not receive compensation for their Board service.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the years ended December 31, 2007, 2006 and 2005.

14. Other Commitments and Contingencies

        We have obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2007, scheduled under contracts for programs which are currently available are as follows (in thousands):

	Program Rights	Barter Rights
2008	49,957	14,730
2009	6,116	388
2010	5,169	291
2011	2,632	14
2012	977	—
Thereafter	—	—

Total	$64,851	$15,423

        The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2007, and employment contracts for key employees. Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2007 are as follows (in thousands):

	Operating Leases	Program Rights	Barter Rights	Employment and Talent Contracts
2008	6,991	32,067	12,321	86,522
2009	5,740	61,417	19,325	43,855
2010	3,603	57,115	18,288	17,452
2011	2,143	40,197	15,626	4,672
2012	2,041	14,136	10,204	1,440
Thereafter	8,763	6,036	8,212	11

Total	$29,281	$210,968	$83,976	$153,952

        Rent expense, net, for operating leases was approximately $8.6 million, $8.4 million and $10.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

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

15. Retirement Plans and Other Post-Retirement Benefits

Overview

        The Company maintains seven defined benefit pension plans (the "Pension Plans") and other post-retirement benefit plans (medical and life insurance) for active, retired and former employees. In addition, the Company maintains 11 employee savings plans and participates in three multi-employer union pension plans that provide retirement benefits to certain union employees.

Pension Plans and Other Post-Retirement Benefitss

        Benefits under the Pension Plans are generally based on years of credited service, age at retirement and average of the highest five consecutive years' compensation. The service cost of the Pension Plans is computed on the basis of the Project Unit Credit Actuarial Cost Method. Prior service cost is amortized over the employees' expected future service periods.

  Pension Plan Assets

        The Pension Plans' weighted average asset allocations as of the measurement dates September 30, 2007 and 2006, by asset category, are as follows:

	Percentage of Plan Assets as of September 30,
Asset Category
	2007	2006
Equity	67.3%	73.5%
Fixed income	18.8%	22.8%
Real estate and other	13.9%	3.7%

Total	100.0%	100.0%

        The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility. Plan assets are invested with a number of investment managers and are diversified among equities, fixed income, real estate and other investments, as shown in the table above. Approximately 85% of the assets of the Pension Plans are invested in a master trust, which has a target allocation of approximately 65% equities, 20% fixed income and 15% other (including real estate and hedge funds). When adding the remaining 15% of the assets of the Pension Plans which are outside of the master trust, the aggregate target allocation is comparable to that of the master trust, but with a slightly higher target allocation percentage for fixed income investments. Each of the Pension Plans employs active investment management programs, and each has an Investment Committee which reviews the respective plan's asset allocation on a periodic basis and determines when and how to re-balance the portfolio when appropriate. None of the Pension Plans has any dedicated target allocation to the Company's Common Stock.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

  Net Periodic Pension and Post-Retirement Cost

        The following schedule presents net periodic pension cost for the Company's Pension Plans and post-retirement benefit plan in the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Pension Benefits			Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$10,551	$9,985	$9,031	$101	$133	$94
Interest cost	10,801	9,419	8,660	444	461	374
Expected return on plan assets	(11,644)	(11,116)	(9,789)	—	—	—
Amortization of initial net obligation	—	1	5	14	18	18
Amortization of prior service cost	431	432	432	(10)	18	18
Amortization of net loss	3,693	3,868	2,955	207	243	120

Net periodic pension cost	$13,832	$12,589	$11,294	$756	$873	$624

  Summary Disclosure Schedule

        The following schedule (in thousands) presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the Consolidated Balance Sheet, and additional year-end information for the Company's Pension Plans and post-retirement benefit plan. The measurement dates for the determination of the benefit obligation, plan assets and assumptions were September 30, 2007 and 2006.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

	Pension Benefits		Post-Retirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$182,591	$166,048	$8,067	$6,577
Service cost	10,551	9,985	101	132
Interest cost	10,801	9,419	444	461
Plan Amendments	—	—	(1,332)	—
Participant contributions	9	9	—	—
Benefits and administrative expenses paid	(4,811)	(4,949)	(511)	(575)
Subsidy reimbursement	—	—	2	—
Actuarial (gain) loss	(12,426)	2,079	(442)	1,472

Benefit obligation at end of year	$186,715	$182,591	$6,329	$8,067

Change in plan assets:
Fair value of plan assets at beginning of year	$157,687	$148,460	—	—
Actual gain on plan assets, net	27,211	12,613	—	—
Employer contributions	4,309	1,554	509	575
Subsidy reimbursement	—	—	2	—
Participant contributions	9	9	—	—
Benefits and administrative expenses paid	(4,811)	(4,949)	(511)	(575)

Fair value of plan assets at end of year	$184,405	$157,687	$—	$—

Reconciliation of funded status:
Funded status	$(2,310)	$(24,904)	$(6,329)	$(8,067)
Contributions paid during the fourth quarter	1,483	11	110	138

Net amount recognized at end of year	$(827)	$(24,893)	$(6,219)	$(7,929)

Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$15,907	$893	—	—
Current liabilities	(738)	(633)	(384)	(544)
Noncurrent liablities	(15,996)	(25,153)	(5,835)	(7,835)

Net amount recognized at end of year	$(827)	$(24,893)	$(6,219)	$(7,929)

Reconcilation of amounts recognized in the Consolidated Statements of Income:
Initial net obligation	$—	$—	$—	$(93)
Prior service (cost) credit	(1,170)	(1,601)	1,155	(88)
Net loss	(18,040)	(49,726)	(2,842)	(3,491)

Accumulated other comprehensive loss	$(19,210)	$(51,327)	$(1,687)	$(3,672)

Cumulative employer contributions in excess of net periodic benefit cost	$18,383	$26,434	$(4,532)	$(4,257)

Net amount recognized at end of year	$(827)	$(24,893)	$(6,219)	$(7,929)

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

	Pension Benefits		Post-Retirement Benefits
	2007	2006	2007	2006
Changes recognized in other comprehensive income:
Other comprehensive (income) loss	$(32,117)	$(39)	$(1,985)	$—
Increase in Accumulated other comprehensive income (before tax) to reflect the adoption of SFAS 158	—	40,886	—	3,672

Total recognized in other comprehensive loss	$(32,117)	$40,847	$(1,985)	$3,672

Estimated amounts that will be amortized from Accumulated other comprehensive income in the next calendar year:
Initial net asset	$—	$—	$—	$18
Prior service cost	$431	$431	$(93)	$18
Net loss	$1,673	$3,693	$175	$269

	$2,104	$4,124	$82	$287

Additional year-end information for all defined benefit plans:
Accumulated benefit obligation	$166,081	$160,236
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$46,068	$68,070
Accumulated benefit obligation	$4,185	$58,491
Fair value of plan assets	$29,548	$42,274

  Contributions

        During the year 2008, the Company expects to contribute approximately $4.1 million to the Pension Plans and approximately $0.3 million (net of the medicare subsidy) to the post-retirement benefit plan.

  Expected Benefit Payments

        Benefit payments for the pension plans and post retirement benefit plan (net of the medicare subsidy) for the next 10 years are expected to be as follows (in thousands):

Pension Benefits		Post-Retirement Benefits
Year ending December 31,		Year ending December 31,
2008	$5,618	2008	$384
2009	$6,537	2009	$482
2010	$7,669	2010	$474
2011	$8,451	2011	$485
2012	$9,800	2012	$534
2013-2017	$64,472	2013-2017	$2,797

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

  Assumptions

        The weighted-average assumptions used for computing the projected benefit obligation for the Company's Pension Plans and post-retirement benefit plan as of the measurement dates of September 30, 2007 and 2006 were as follows:

	Pension Benefits		Post-Retirement Benefits
	2007	2006	2007	2006
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	4.00%	4.00%	—	—

        The weighted-average assumptions used for computing the net periodic pension cost for the Company's Pension Plans and post-retirement benefit plan in the years ended December 31, 2007, 2006 and 2005 were as follows:

	Pension Benefits			Post-Retirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

        To develop the expected long-term rate of return on assets assumptions, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the aggregate target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The expected rate of return assumption is then adjusted to reflect investment and trading expenses. Since the Company's investment policy is to actively manage certain asset classes where the potential exists to outperform the broader market, the expected returns for those asset classes were adjusted to reflect the expected additional returns. The Company reviews the expected long-term rate of return on an annual basis and revises it as appropriate.

        For purposes of measuring the liability for post-retirement healthcare benefits, in 2007 the Company assumed an increase in the per capita cost of covered health care costs of 8.70% for plan participants less than 65 years old and 9.40% for plan participants over 65 years old, and assumed an increase in the per capita Retiree Drug Subsidy reimbursements under Medicare Part D of 11.00%. In 2006, the Company assumed an increase in the per capita cost of covered health care benefits of 9.40% for plan participants less than 65 years and 10.20% for plan participants over 65 years old, and an increase in the per capita Retiree Drug Subsidy reimbursements under Medicare Part D of 12.00%. In both 2007 and 2006, these rates were assumed to decrease gradually to 5% in 2013 and remain level thereafter.

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

        The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage- Point Increase	One-Percentage- Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$58	$(51)
Effect on postretirement benefit obligation	$561	$(490)

Savings Plans

        The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain of the Company's (but not all) 401(k) savings plans, the Company matches in cash, one-half of the employee contribution up to 6% (i.e. the Company matches up to 3%) of the employee's compensation. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2007, 2006 and 2005 were approximately $3.3 million, $2.8 million and $2.7 million, respectively.

Multi-Employer Pension Plan

        The Company participates in three multi-employer pension plans providing retirement benefits to certain union employees. The Company's contributions to the multiemployer union pension plans were $0.9 million, $0.9 million and $0.8 million in the years ended December 31, 2007, 2006 and 2005. No information is available for each of the other contributing employers for this plan.

16.    Fair Value of Financial Instruments

        The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$282,110	$285,631	$407,110	$427,487
Private Placement Debt	$270,000	$280,665	$360,000	$372,147
Note Payable to Capital Trust	$134,021	$142,925	$134,021	$143,302

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

HEARST-ARGYLE TELEVISION, INC.

Notes to Consolidated Financial Statements (Continued)

17.    Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
	(In thousands, except per share data)
Total revenue	$169,383	$174,017	$193,019	$193,964	$176,775	$182,993	$216,561	$234,428
Operating income	$26,306	$39,237	$48,357	$56,653	$30,421	$43,166	$71,097	$89,719
Net income	$4,251	$13,017	$17,021	$25,017	$9,741	$16,543	$33,643	$44,146
Income applicable to common stockholders	$4,251	$13,017	$17,021	$25,017	$9,741	$16,543	$33,643	$44,146
Income per common share basic:(a)
Net income	$0.05	$0.14	$0.18	$0.27	$0.10	$0.18	$0.36	$0.48
Number of common shares used in the calculation	93,183	92,655	93,547	92,733	93,643	92,721	93,582	92,871
Income per common share diluted:(a)
Net income	$0.05	$0.14	$0.18	$0.27	$0.10	$0.18	$0.35	$0.46
Number of common shares used in the calculation	94,189	93,191	94,508	93,197	94,172	93,154	99,376	98,971
Dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Evaluation of Disclosure Controls and Procedures.    Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

        (b)   Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, the Company uses the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Using the COSO Framework our management, including the CEO and CFO, evaluated the Company's internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2007. Deloitte & Touche LLP, the independent registered public accounting firm that audits our consolidated financial statements included in this annual report, has issued an attestation report on the Company's internal control over financial reporting, which is included below.

        (c)   Attestation Report of the Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.

        We have audited the internal control over financial reporting of Hearst-Argyle Television, Inc. (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 28, 2008

        (d)   Changes in Internal Control Over Financial Reporting.    Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended December 31, 2007. That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information called for by Item 10 will be set forth in our definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders to be held on May 6, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the "2008 Proxy Statement"), and is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        Information called for by Item 11 will be set forth in the 2008 Proxy Statement, and is incorporated by reference into this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information called for by Item 12 will be set forth in our 2008 Proxy Statement, and is incorporated by reference into this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information called for by Item 13 will be set forth in our 2008 Proxy Statement, and is incorporated by reference into this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information called for by Item 14 will be set forth in the 2008 Proxy Statement, and is incorporated by reference into this report.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

HEARST-ARGYLE TELEVISION, INC.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year Ended December 31, 2005:
Allowance for uncollectible accounts	$3,284,000	$888,000	$(1,229,000)	$2,943,000
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$2,943,000	$916,000	$(1,479,000)	$2,380,000
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$2,380,000	$2,482,000	$(2,412,000)	$2,450,000

(1)
Net write-off of accounts receivable.

(3)
The following exhibits are filed as a part of this report:

Exhibit No.	Description
10.5	Amendment No. 10 to Service Agreement, dated as January 1, 2008, between the Company and The Hearst Corporation.
10.6	Fifth Extension of Amended and Renewed Option Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.7	Fifth Extension of Amended Studio Lease Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.8	Fifth Extension of the Amended and Renewed Management Services Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (contained on signature page).
31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
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
4.4
Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 of our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000) ).
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
10.5	Amendment No. 10 to Service Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.6	Fifth Extension of Amended and Renewed Option Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.7	Fifth Extension of Amended Studio Lease Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.8	Fifth Extension of the Amended and Renewed Management Services Agreement, dated as of January 1, 2008, between the Company and The Hearst Corporation.
10.9
Amended and Restated Retransmission Rights Agency Agreement, dated as of January 31, 2006, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.10
Five-Year Credit Agreement dated April 15, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., and Wachovia Bank, National Association as Co-Syndication Agents, and Harris Nesbitt and BNP Paribas as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed April 21, 2005).

10.11
Incremental Credit Agreement dated as of November 21, 2006, among the Company, the Incremental Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.12	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.13	2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.22 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.14	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed October 28, 2004).
10.15	2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit A of the Annual Proxy Statement of the Company filed on Schedule 14A on April 3, 2007).
10.16	Employment Agreement, dated as of December 22, 2005, between the Company and David J. Barrett (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed December 22, 2005).
10.17
Employment Agreement, dated as of January 1, 2007, between the Company and Philip M. Stolz (incorporated by reference to Exhibit 10.18 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
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
Dated: February 25, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

/s/ DAVID J. BARRETT David J. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008
/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2008
/s/ LYDIA G. BROWN Lydia G. Brown	Corporate Controller (Principal Accounting Officer)	February 25, 2008
/s/ VICTOR F. GANZI Victor F. Ganzi	Chairman of the Board	February 25, 2008
/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Director	February 25, 2008
/s/ JOHN G. CONOMIKES John G. Conomikes	Director	February 25, 2008
/s/ KEN J. ELKINS Ken J. Elkins	Director	February 25, 2008

/s/ GEORGE R. HEARST, JR. George R. Hearst, Jr.	Director	February 25, 2008
/s/ WILLIAM R. HEARST, III William R. Hearst, III	Director	February 25, 2008
/s/ BOB MARBUT Bob Marbut	Director	February 25, 2008
/s/ GILBERT C. MAURER Gilbert C. Maurer	Director	February 25, 2008
/s/ DAVID PULVER David Pulver	Director	February 25, 2008
/s/ CAROLINE L. WILLIAMS Caroline L. Williams	Director	February 25, 2008

QuickLinks

FORWARD-LOOKING STATEMENTS
HEARST-ARGYLE TELEVISION, INC. 2007 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
CUMULATIVE TOTAL RETURN Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested
  ITEM 6. SELECTED FINANCIAL DATA
Hearst-Argyle Television, Inc. (In thousands, except per share data)
Notes to Selected Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS
HEARST-ARGYLE TELEVISION, INC. Consolidated Balance Sheets
HEARST-ARGYLE TELEVISION, INC. Consolidated Statements of Income
HEARST-ARGYLE TELEVISION, INC. Consolidated Statements of Stockholders' Equity and Comprehensive Income
HEARST-ARGYLE TELEVISION, INC. Consolidated Statements of Cash Flows
HEARST-ARGYLE TELEVISION, INC. Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS HEARST-ARGYLE TELEVISION, INC.
SIGNATURES