Form 10-Q
period 2008-03-31
HEARST ARGYLE TELEVISION INC
filed 2008-05-02
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Shares of the registrant’s common stock outstanding as of April 25, 2008: 93,878,024 shares (consisting of 52,579,376 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$12,734	$5,964
Accounts receivable, net	132,654	164,764
Program and barter rights	44,992	65,097
Deferred income tax asset	4,794	4,794
Other	6,833	5,698
Total current assets	202,007	246,317
Property, plant and equipment, net	301,299	305,971
Intangible assets, net	2,511,850	2,513,340
Goodwill	816,728	816,728
Other assets:
Deferred financing costs, net	7,781	8,000
Investments	40,563	41,948
Program and barter rights, noncurrent	11,541	8,399
Other assets	16,436	18,273
Total other assets	76,321	76,620
Total assets	$3,908,205	$3,958,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,004	$90,016
Accounts payable	9,727	15,103
Accrued liabilities	38,316	48,376
Program and barter rights payable	44,199	64,687
Payable to Hearst Corporation, net	5,469	5,747
Other	5,770	6,482
Total current liabilities	193,485	230,411
Program and barter rights payable, noncurrent	19,635	15,587
Long-term debt	676,110	703,110
Note payable to Capital Trust	134,021	134,021
Deferred income tax liability	858,064	856,790
Other liabilities	68,294	66,658
Total noncurrent liabilities	1,756,124	1,776,166
Commitments and contingencies
Stockholders’ equity:
Series A common stock	573	573
Series B common stock	413	413
Additional paid-in capital	1,340,604	1,336,786
Retained earnings	746,734	743,264
Accumulated other comprehensive loss, net	(12,580)	(12,580)
Treasury stock, at cost	(117,148)	(116,057)
Total stockholders’ equity	1,958,596	1,952,399
Total liabilities and stockholders’ equity	$3,908,205	$3,958,976

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$165,053	$169,383
Station operating expenses:
Salaries, benefits and other operating costs	104,128	101,074
Amortization of program rights	18,712	19,228
Depreciation and amortization	14,052	14,996
Insurance settlement	(11,549)	—
Corporate, general and administrative expenses	8,716	7,779
Operating income	30,994	26,306
Interest expense	12,883	15,890
Interest income	(19)	(346)
Interest expense, net – Capital Trust	2,438	2,438
Income before income taxes and equity earnings	15,692	8,324
Income tax expense	4,290	3,993
Equity in loss of affiliates, net of tax	1,362	80
Net income	$10,040	$4,251

Income per common share – basic	$0.11	$0.05
Number of common shares used in the calculation	93,509	93,183

Income per common share – diluted	$0.11	$0.05
Number of common shares used in the calculation	94,120	94,189

Dividends per common share declared	$0.07	$0.07

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$10,040	$4,251
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	12,564	13,229
Amortization of intangible assets	1,488	1,767
Amortization of deferred financing costs	219	448
Amortization of program rights	18,712	19,228
Deferred income taxes	1,291	203
Equity in loss of affiliates, net	1,362	80
Provision for doubtful accounts	415	285
Stock-based compensation expense	2,083	2,046
Insurance settlement	(11,549)	—
Business interruption insurance proceeds	8,659	—
Program payments	(18,189)	(18,343)
Changes in operating assets and liabilities:
Decrease in Accounts receivable	31,695	17,780
Decrease in Other assets	745	1,334
(Decrease) in Accounts payable and accrued liabilities	(16,172)	(24,497)
Increase in Other liabilities	644	3,705
Net cash provided by operating activities	44,007	21,516

Investing Activities
Purchases of property, plant and equipment, net	(7,190)	(9,972)
Property loss insurance proceeds	2,890	1,000
Investment in affiliates and other, net	—	(3)
Net cash used in investing activities	(4,300)	(8,975)

Financing Activities
Payments on credit facility	(27,000)	—
Dividends paid on common stock	(6,569)	(6,523)
Series A Common Stock repurchases	(1,091)	—
Principal payments and repurchase of long term debt	(12)	(7)
Proceeds from employee stock purchase plan and stock option exercises	1,735	7,343
Net cash (used in) provided by financing activities	(32,937)	813

Increase in cash and cash equivalents	6,770	13,354
Cash and cash equivalents at beginning of period	5,964	18,610
Cash and cash equivalents at end of period	$12,734	$31,964

See notes to condensed consolidated financial statements.

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$8,731	$7,331
Interest on Note payable to Capital Trust	$2,438	$—
Taxes, net of refunds	$5,501	$22,926
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$736	$1,608

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

1.    Basis of Presentation

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”) which was required to be deconsolidated upon adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year.

2.    Recent Developments

During the first quarter of 2008, the Company reached a final settlement with its insurance carriers related to lost property, increased expenses and interrupted business at WDSU-TV in New Orleans, Louisiana, resulting from Hurricane Katrina in 2005. The Company received $11.5 million in the first quarter of 2008 to bring the total recoveries to $16.5 million, net of deductibles, given the receipt of an advance payment of $5.0 million in the fourth quarter of 2006. The $11.5 million received in the first quarter of 2008 has been recorded as an offset to Station Operating Expenses.

In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the Federal Communications Commission (“FCC”) to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  As the equipment is exchanged and put into service in each of our markets, we will record gains to the extent that the fair market value of the equipment we receive exceeds the book value of the analog equipment we exchange.  No markets were transitioned during the first quarter of 2008 or 2007.

3.    Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes new standards that will govern the accounting for and reporting of noncontrolling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries. SFAS 160 requires that noncontrolling interests be reported as a component of equity in a Company’s consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance. SFAS 160 is effective for all fiscal years beginning after December 15, 2008 and interim periods within those years. We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations.  SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on the future business combinations that we may pursue after its effective date.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS 159 does not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 does not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  It requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008. The Company plans to utilize the “15-month” method to change the measurement date from September 30 to December 31 in 2008. As such, in the fourth quarter of 2008, the Company will record a decrease to retained earnings of $2.9 million and an increase of $0.3 million, net of tax, in accumulated other comprehensive income due to the change.

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

4.    Stock-Based Compensation

Stock-based compensation expense for each of the three months ended March 31, 2008 and 2007 was $2.1 and $2.0 million, respectively.   The total deferred tax benefit related thereto was $0.8 million for the three months ended March 31, 2008 and $0.7 million for the three months ended March 31, 2007.  As of March 31, 2008, there was $12.2 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any.  Of the total $12.2 million, we expect to recognize approximately 46% in the remaining interim periods of 2008, 38% in 2009 and 16% in 2010.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

5.    Long-Term Debt

Long-term debt as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)
Revolving credit facility	$214,000	$241,000
Senior notes	282,110	282,110
Private placement debt	270,000	270,000
Capital lease obligations	4	16
Total debt	766,114	793,126
Less: Current maturities	(90,004)	(90,016)

Total long-term debt	$676,110	$703,110

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

	Three months ended March 31,
	2008	2007
	(Unaudited)
Net income (Basic and Diluted)	$10,040	$4,251

Basic shares	93,509	93,183
Basic EPS	$0.11	$0.05

Diluted shares	94,120	94,189
Diluted EPS	$0.11	$0.05

Basic shares	93,509	93,183
Add: Shares issued upon assumed exercise of stock options	611	1,006
Diluted shares	94,120	94,189

The dilution test for the Redeemable Convertible Preferred Securities related to the Capital Trust is performed for all periods. This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended March 31, 2008 and 2007, 5,127,881 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Net income for purposes of the diluted EPS calculation.

Options to purchase 5,028,134 and 2,773,538 shares of Series A Common Stock (before application of the treasury stock method), for the three months ended March 31, 2008 and 2007, respectively, were not included in the

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

computation of diluted EPS because the exercise price was greater than the average market price of $21.25 and $26.16, respectively.

7.    Goodwill and Intangible Assets

	March 31, 2008	December 31, 2007
	(Unaudited)
Total intangible assets subject to amortization, net	$98,593	$100,083
Intangible assets not subject to amortization – FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,511,850	$2,513,340

Goodwill	$816,728	$816,728

Summarized below are the carrying values of intangible assets subject to amortization as of March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	(Unaudited)
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$79,134	$44,901	$124,035	$78,248	$45,787
Network affiliations	95,493	41,867	53,626	95,493	41,268	54,225
Other	743	677	66	743	672	71
Total intangible assets subject to amortization	$220,271	$121,678	$98,593	$220,271	$120,188	$100,083

The Company’s amortization expense for intangible assets was approximately $1.5 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively. Annual intangible asset amortization expense is estimated to be approximately $6.0 million in each of the next five years.

8.    Income Taxes

The income tax expense for the three months ended March 31, 2008 and 2007 was $4.3 million and $4.0 million, respectively.

The effective tax rate for the three months ended March 31, 2008 was 27.3% as compared to 48.0% for the three months ended March 31, 2007.  The effective tax for the first quarter of 2008 was favorably impacted by the reduction in capital loss valuation allowance as a result of the utilization of the Company’s capital loss carry forwards to offset a portion of the insurance settlement gain recorded during the quarter.  At December 31, 2007, we had valuation allowances associated with capital loss carry forwards (tax effected) of $4.5 million, expiring in 2009. In the first quarter of 2008, we utilized $2.5 million (tax effected) of the other capital loss carry forwards which expire in 2009.

9.    Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

private transactions, subject to market conditions and management’s discretion. During the three months ended March 31, 2008, the Company repurchased 49,000 shares of its outstanding Series A Common Stock for $1.1 million at an average price of $22.26. Between May 1998 and March 31, 2008, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.1 million and an average price of $24.54.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

On December 6, 2007, Hearst filed an amendment to its Schedule 13D with the Securities and Exchange Commission (“SEC”) indicating that its Board of Directors had approved the purchase of up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes. Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.

During the three months ended March 31, 2008, Hearst Broadcasting purchased 2.0 million shares of Series A Common Stock.  Between December 2000 (the date of Hearst’s first purchase authorization) and March 31, 2008, under these purchase authorizations Hearst purchased approximately 26.3 million shares of the Company’s outstanding Series A Common Stock.

 As of March 31, 2008 and December 31, 2007, Hearst owned 75.8% and 73.7%, respectively, of the Company’s outstanding common stock.  Pursuant to a Schedule 13-D Amendment filed April 15, 2008, as of April 11, 2008, Hearst owned approximately 77.8% of the Company’s outstanding common stock, assuming all 500,000 shares of Series B Convertible Preferred Securities held by Hearst were converted into 986,131 common shares.

Common Stock Dividends

During the three months ended March 31, 2008, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend
$ 0.07	March 27, 2008	April 5, 2008	April 15, 2008	$ 6,571

 10.    Related Party Transactions

Hearst.    As of March 31, 2008, The Hearst Corporation (“Hearst”) owned approximately 56.9% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 75.8% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of 13 members of our Board of Directors. During the three months ended March 31, 2008 and 2007, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                        Hearst Tower Lease.    On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  For the three months ended March 31, 2008 and 2007, we recorded $0.4 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                  Management Agreement.   We recorded revenue of approximately $1.1 million and $1.5 million in the three months ended March 31, 2008 and 2007, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in our equity compensation plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

•                  Services Agreement.  We incurred expenses of approximately $1.7 million in the three months ended March 31, 2008 and 2007, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net – Capital Trust.  We incurred interest expense, net, related to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million for each of the three months ended March 31, 2008 and 2007.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million during the three months ended March 31, 2008.

•                  Dividends on Common Stock.  During the three months ended March 31, 2008 and 2007, we paid the following dividends to Hearst:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$ 0.07	January 15, 2008	$ 6,569	$ 4,846
$ 0.07	January 15, 2007	$ 6,523	$ 4,816

•                  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million for each of the three months ended March 31, 2008 and 2007. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time (i) we have assisted  Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime has acted as our agent with respect to the negotiation of certain of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $5.5 million and $4.9 million in the three months ended March 31, 2008 and 2007, respectively.

•                  Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit, Inc. (“Wide Orbit”) traffic sales and billing solutions software.  Hearst owns approximately 8% of Wide Orbit.  For the three months ended March 31, 2008 and 2007, we paid Wide Orbit approximately $0.5 million, under the agreement.

•                  New England Cable News.  Our President and Chief Executive Officer, David J. Barrett and our former executive officer, Steven A. Hobbs, serve as Hearst’s representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. (“NECN”). During the quarter, Hearst paid $12,000 to the Company as compensation for their service.  In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

•                  Other Transactions with Hearst.    In the three months ended March 31, 2008 and 2007, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of March 31, 2008, we owned 41% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”).  We also have various agreements pursuant to which we paid Internet Broadcasting $2.9 million and $2.6 million during the three months ended March 31, 2008 and 2007, respectively. In addition, Internet

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Broadcasting hosts our corporate Website for a nominal amount. Harry T. Hawks, our Executive Vice President and Chief Financial Officer, and our former executive officer Steven A. Hobbs, serve, and during the quarter our former executive officer Terry Mackin, served on the Board of Directors of Internet Broadcasting, from which they did  not receive compensation for their service.

Small Business Television.   The Company utilizes services of Small Business Television and related companies (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to cost concerns. In the three-month period ended March 31, 2008 and 2007, these sales generated revenue of approximately $0.2 million and $0.3 million, respectively, of which approximately $0.1 million and $0.2 million, respectively, was distributed to the Company.  Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

RDE.  As of March 31, 2008, we owned 24.7% of Ripe Digital Entertainment, Inc. (“RDE”).  In the three- month period ended March 31, 2007, the Company earned immaterial rental income from RDE for office space in our former corporate headquarters.  As of April 24, 2008, our Executive Vice President and Chief Financial Officer, Harry T. Hawks, was elected to serve, and prior to that, two of our former executive officers, Steven A. Hobbs and Terry Mackin served, on the Board of Directors of RDE, for which they did not receive compensation.

Run Rabbit Run.  In 2007, we entered into an arrangement with Run Rabbit Run, LLC (“Run Rabbit Run”).  Run Rabbit Run produces television specials featuring personality Carlos Watson.  Certain of our stations air the television specials produced by Run Rabbit Run and sell the advertising air time for those specials in exchange for a commission.  Under the arrangement, the Company was granted the opportunity to earn over time a 12.5% ownership interest in Run Rabbit Run in exchange for broadcasting and promoting specials produced by Run Rabbit Run. In March 2008, we agreed to loan $0.6 million to Run Rabbit Run pursuant to a Promissory Note Agreement.  Upon execution of the Promissory Note Agreement, our 12.5% ownership interest immediately vested and we also received an additional 5% interest in Run Rabbit Run, bringing our total ownership interest to 17.5%.  The principal and accrued interest, at 10% per annum, is due in March 2010. We account for the investment in Run Rabbit Run under the cost method of accounting.

Other.    In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to our financial results in the three months ended March 31, 2008 and 2007.

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

Net Periodic Pension and Post-Retirement Benefit Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three months ended March 31, 2008 and 2007:

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

	Pension Benefits
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Service cost	$2,598	$2,645
Interest cost	2,972	2,700
Expected return on plan assets	(3,248)	(2,911)
Amortization of prior service cost	106	108
Amortization of net loss	419	924
Net periodic pension cost	$2,847	$3,466

The following schedule presents net periodic benefit cost for the Company’s other post-retirement benefit plans in the three months ended March 31, 2008 and 2007:

	Post-Retirement Benefits
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Service cost	$20	$41
Interest cost	98	175
Amortization of prior service cost	(23)	10
Amortization of initial net obligation	0	10
Amortization of net loss	44	9
Net periodic benefit cost	$139	$245

Contributions

During the three months ended March 31, 2008, we did not make any contributions to our Pension Plans or our  Post-Retirement Benefit Plans. During the three months ended March 31, 2007, we contributed $0.4 million to our Pension Plans and we contributed approximately $0.2 million to our Post-Retirement Benefit Plans.  During the year ending December 31, 2008, the Company expects to contribute approximately $3.5 million to the Pension Plans and approximately $0.3 million to the post-retirement benefit plans.

12.     Other Commitments and Contingencies

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

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Organization of Information

Management’s Discussion and Analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying condensed consolidated financial statements.  It includes the following sections:

•                  Forward-Looking Statements

•                  Executive Summary

•                  Results of Operations

•                  Liquidity and Capital Resources

Forward-Looking Statements

This report includes or incorporates forward-looking statements.  We base these forward-looking statements on our current expectations and projections about future events.  These forward-looking statements generally can be identified by the use of statements that include words and/or phrases such as “anticipate”, “will”, “may”, “likely”, “plan”, “believe”, “expect”, “intend”, “project”, “forecast” or other such similar words and/or phrases. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  The forward-looking statements contained in this report, concerning, among other things, trends and projections involving revenue, income, earnings, cash flow, liquidity, operating expenses, assets, liabilities, capital expenditures, dividends and capital structure, involve risks and uncertainties, and are subject to change based on various important factors.  Those factors include the impact on our operations from

•               Changes in Federal regulations that affect us, including changes in Federal communications laws or regulations;

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

For a discussion of additional risk factors that are particular to our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We seek to attract our television audience by providing compelling content on multiple media platforms.   We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets.  In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day.  We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content on our stations’ Websites.  In many of our markets, we have also established a mobile presence for our stations’ Websites.  We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers.  Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations’ Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

Factors influencing Results

•                  During the first quarter of 2008, the Company reached a final settlement with its insurance carriers related to lost property, increased expenses and interrupted business at WDSU-TV in New Orleans, Louisiana, resulting from Hurricane Katrina in 2005.  The Company received $11.5 million in the first quarter of 2008 bringing total recoveries to $16.5 million, net of deductibles, given the receipt of an advance payment of $5.0 million in the fourth quarter of 2006.   The $11.5 million received in the first quarter of 2008 has been recorded as an offset to Station Operating Expenses. The Company reduced its capital loss valuation allowance as a result of utilizing capital loss carry forwards to offset a portion of the insurance settlement gain recorded during the first quarter of 2008.  The after-tax first quarter 2008 effect of the insurance settlement was a $9.3 million increase in net income.

•                  Political advertising increases in even-numbered years, such as 2008, consistent with the increase in the number of candidates running for political office in the presidential election cycle, as well as selected state and local elections.  In the first quarter of 2008, the Company recorded $9.6 million in political advertising revenue compared to $1.5 million in the first quarter of 2007.

•                  Net local and national advertising revenue, excluding political, declined 9.4% in the first quarter of 2008 to $132.9 million. The economic downturn has impacted the Company’s largest markets and contributed to a reduction in advertising expenditures in the auto, retail products, home furnishings and restaurant categories.

•                  For the three months ended March 31, 2008, the Company recorded digital media revenue and associated expenses of $4.9 million and $4.5 million, respectively, compared to $4.0 million and $3.2 million in the first quarter of 2007. The 42% increase in expenses is evidence of the Company’s commitment to and investment in digital media.

Industry Trends

•                  The Federal Communications Commission (“FCC”) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards.  Our NBC stations currently broadcast the Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream in addition to their main digital channels.  In addition, six of our other stations have launched similar station-branded multicast weather channels and one has launched a station affiliated with CW.  We have also affiliated with the Open Mobile Video Coalition, which utilizes the additional digital spectrum.

•                  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations.  On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent.  We will make retransmission consent elections by October 2008 to cover the period from January 1, 2009 to December 31, 2011.

•                  The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA.  Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA.  Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years.  We will make retransmission consent elections by October 2008 to cover the period from January 1, 2009 to December 31, 2011.

Results of Operations

Results of operations for the three months ended March 31, 2008 and 2007 include the results of our 26 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented;

Three Months Ended March 31, 2008

Compared to Three Months Ended March 31, 2007

	For the three months ended
	2008	2007	$	Change	% Change
	(In thousands)
Total revenue	$165,053	$169,383		$(4,330)	-2.6%
Station operating expenses:
Salaries, benefits and other operating costs	104,128	101,074		$3,054	3.0%
Amortization of program rights	18,712	19,228		$(516)	-2.7%
Depreciation and amortization	14,052	14,996		$(944)	-6.3%
Insurance settlement	(11,549)	—		$(11,549)	100.0%
Corporate, general and administrative expenses	8,716	7,779		$937	12.0%
Operating income	30,994	26,306		$4,688	17.8%

Interest expense	12,883	15,890		$(3,007)	-18.9%
Interest income	(19)	(346)		$327	-94.5%
Interest expense, net – Capital Trust	2,438	2,438		$—	0.0%
Income before income taxes and equity earnings	15,692	8,324		$7,368	88.5%

Income tax expense	4,290	3,993		$297	7.4%
Equity in loss (income) of affiliates, net of tax	1,362	80		$1,282	1602.5%
Net income	$10,040	$4,251		$5,789	136.2%

Total revenue.    Total revenue includes:

(i)	cash advertising revenue, net of agency and national representatives’ commissions;
(ii)	retransmission consent revenue;
(iii)	net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;
(iv)	network compensation; and
(v)	other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended March 31,
	2008	2007	$ Change	% Change
	(In thousands)
Net local and national ad revenue (excluding political)	$132,877	$146,618	$(13,741)	-9.4%
Net political revenue	9,602	1,535	8,067	525.5%
Retransmission consent revenue	6,276	5,165	1,111	21.5%
Barter and trade revenue	6,247	6,641	(394)	5.9%
Net digital media revenue	4,892	4,024	868	21.6%
Network compensation	2,176	2,489	(313)	-12.6%
Other revenue	2,983	2,911	72	2.5%
Total revenue	$165,053	$169,383	$(4,330)	-2.6%

Total revenue in the three months ended March 31, 2008 was $165.1 million as compared to $169.4 million in the three months ended March 31, 2007, a decrease of $4.3 million or 2.6%. This decrease was primarily attributable to the following factors:

(i)

a $13.7 million decrease in net non-political local and national advertising due to the economic downturn impacting our largest markets which resulted in declines in the automotive, retail, furniture and restaurants categories; partially offset by

(ii)	a $8.1 million increase in net political advertising revenue;
(iii)	a $1.1 million increase in retransmission consent revenue; and
(iv)	a $0.9 million increase in net digital media revenue.

Salaries, benefits and other operating costs.    During the three months ended March 31, 2008, salaries, benefits and other operating costs (“SB&O”) were $104.1 million, as compared to $101.1 million in the three months ended March 31, 2007, an increase of $3.1 million or 3.0%.  This increase was primarily due to:

(i)             an increase of $1.7 million in payroll expenses, primarily related to an increase in news personnel in an election year; and

(ii)          an increase of $1.3 million in digital media expenses.

Amortization of program rights.  Amortization of program rights was $18.7 million in the three months ended March 31, 2008, as compared to $19.2 million in the three months ended March 31, 2007, a decrease of $0.5 million or 2.7%. This decrease was primarily due to lower amortization expense for off-network syndicated programming.

Depreciation and amortization.   Depreciation and amortization expense was $14.1 million in the three months ended March 31, 2008, as compared to $15.0 million in the three months ended March 31, 2007, a decrease of $0.9 million or 6.3%. Depreciation expense was $12.6 million in the three months ended March 31, 2008, as compared to $13.2 million in the three months ended March 31, 2007, a decrease of 5%.  The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets during 2007.

Insurance settlement.  As described above, in the three months ended March 31, 2008, the Company recognized an $11.5 million insurance settlement resulting from Hurricane Katrina as an offset to Station operating expenses.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $8.7 million in the three months ended March 31, 2008, as compared to $7.8 million in the three months ended March 31, 2007, an increase of $0.9 million or 12.0%. This increase was primarily due to:

(i)             a $0.7 million increase in employee costs and benefits related to digital initiatives; and

(ii)          a $0.2 million increase in professional services fees.

Interest expense.  Interest expense was $12.9 million in the three months ended March 31, 2008, as compared to $15.9 million in the three months ended March 31, 2007, a decrease of $3.0 million or 18.9%, due to lower average debt balances.

Interest income.    Interest income was $19,000 in the three months ended March 31, 2008, as compared to $0.3 million in the three months ended March 31, 2007, a decrease of $0.3 million or 94.5%.  This decrease was due to lower cash balances and lower interest rates in 2008 as compared to the same period in 2007.

Income tax expense.    We recorded income tax expense of $4.3 million in the three months ended March 31, 2008, as compared to $4.0 million in the three months ended March 31, 2007, an increase of $0.3 million or 7.4%.  This increase was primarily due to an increase in income before income taxes from $8.3 million in the three months ended March 31, 2007 to $15.7 million in the three months ended March 31, 2008, partially offset by the decrease in the valuation allowance described below.

The effective tax rate for the three months ended March 31, 2008 was 27.3% as compared to 48.0% for the three months ended March 31, 2007.  For the three months ended March 31, 2008, the effective tax rate was primarily affected by the increase in income before income taxes and the decrease in the valuation allowance on capital loss carryforwards as a result of the insurance settlement gain.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax was a loss of $1.4 million for the three months ended March 31, 2008, as compared to a loss of $0.1 million for the three months ended March 31, 2007.

Net income.    Net income was $10.0 million in the three months ended March 31, 2008, as compared to $4.3 million in the three months ended March 31, 2007, an increase of $5.8 million or 136.2%.  This increase was primarily due to the items described above.

Liquidity and Capital Resources

As of March 31, 2008, the Company’s cash and cash equivalents balance was $12.7 million, as compared to $6.0 million as of December 31, 2007.  The net increase in cash and cash equivalents of $6.8 million during the three months ended March 31, 2008 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	2008	2007	$ Change	% Change
	(In thousands)
Net cash provided by operating activities	$44,007	$21,516	$22,491	104.5%
Net cash used in investing activities	$(4,300)	$(8,975)	$4,675	52.1%
Net cash (used in) provided by financing activities	$(32,937)	$813	$(33,750)	N/A

Cash paid for:
Interest	$8,731	$7,331	$1,400	19.1%
Interest on Note payable to Capital Trust	$2,438	$—	$2,438	100.0%
Taxes, net of refunds	$5,501	$22,926	$(17,425)	-76.0%
Purchase of property, plant and equipment, net	$7,190	$9,972	$(2,782)	-27.9%
Dividends paid on common stock	$6,569	$6,523	$46	0.7%
Series A Common Stock repurchases	$1,091	$—	$1,091	100.0%

Operating Activities

Net cash provided by operating activities was $44.0 million in the three months ended March 31, 2008, as compared to $21.5 million in the three months ended March 31, 2007, an increase of $22.5 million or 104.5%. This increase was primarily due to:

(i)	The receipt of $8.7 million of insurance proceeds for business interruption and to recover the incremental expenses incurred due to Hurricane Katrina; and
(ii)	Relatively higher levels of working capital generated from political advertisements that are paid for in advance, thereby requiring a lower level of investment in accounts receivable.

Investing Activities

Net cash used in investing activities was $4.3 million in the three months ended March 31, 2008, as compared to $9.0 million in the three months ended March 31, 2007.  This change was primarily due to:

(i)

The receipt of $2.9 million of insurance proceeds on property losses resulting from Hurricane Katrina in the first quarter of 2008. In the first quarter of 2007, the Company received $1.0 of insurance proceeds as the final payment in the settlement of a property loss claim resulting from the collapse of a tower in Omaha, NE.

(ii)

A decrease in capital expenditures to $7.2 million in the first three months of 2008 from $10.0 million in the three months ended March 31, 2007. During 2007, the Company completed several large construction projects and expects to spend less in 2008.

Financing Activities

Net cash used in financing activities was $32.9 million in the three months ended March 31, 2008, as compared to net cash provided by financing activities of $0.8 million in the three months ended March 31, 2007. This change was primarily due to:

(i)	Repayment of $27.0 million on our credit facility in the first quarter of 2008;
(ii)	repurchase of $1.1 million of our common stock in the first quarter of 2008; and
(iii)	proceeds from stock option exercises and employee stock purchases of $1.7 million in the three months ended March 31, 2008 compared to $7.3 million in the three months ended March 31, 2007.

Credit Facility and Other Long Term Debt

The Company has a $500 million five-year unsecured revolving credit facility, which matures on April 15, 2010. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $214.0 million under the credit facility as of March 31, 2008.

As of March 31, 2008, our total long-term debt obligations including the credit facility exclusive of capital lease obligations were $676.1 million and our current debt maturities totaled $90.0 million.  Our long-term debt obligations bear interest at a fixed rate.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of March 31, 2008.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of March 31, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of March 31, 2008, we have borrowed $214.0 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin. The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended March 31, 2008.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2008.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Other Information

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	1,109,800	$20.47	1,109,800
February 1 - February 29	439,728	$22.00	439,728
March 1 - March 31	494,770	$21.48	494,770	5,612,902	(1)
Total	2,044,298	$21.30	2,044,298

(1)          On December 6, 2007, Hearst filed an amendment to its Schedule 13D with the Securities and Exchange Commission indicating that its Board of Directors had approved the purchase of up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes. Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.

As of March 31, 2008, Hearst beneficially owned approximately 56.9% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 75.8% of our common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	0	$0.00	0
February 1 - February 29	7,000	$22.68	7,000
March 1 - March 31	42,000	$22.25	42,000	$182,852,123.30	(1)
Total	49,000	$22.26	49,000

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of March 31, 2008, the Company has spent approximately $117.1 million to repurchase approximately 4.8 million shares of Series A Common Stock at an average price of $24.54. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 6.    Exhibits

(a) Exhibits:
10.1

Retransmission Rights Agency Agreement, dated as of April 2, 2008, between Lifetime Entertainment Services and the Company. Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission (“SEC”), on May 2, 2008. We have filed the redacted material separately with the SEC.

10.2

Retransmission Rights Agency Agreement, dated as of April 2, 2008, between Lifetime Entertainment Services and the Company. Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC, on May 2, 2008. We have filed the redacted material separately with the SEC.

10.3	Employment Agreement between the Company and Frank Biancuzzo, dated as of February 1, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, General Counsel and Secretary

Dated:	May 2, 2008

Name

Title

Date

/S/ HARRY T. HAWKS	Executive Vice President	May 2 , 2008
Harry T. Hawks	and Chief Financial Officer
(Principal Financial Officer)

/S/ LYDIA G. BROWN	Corporate Controller	May 2, 2008
Lydia G. Brown	(Principal Accounting Officer)