Form 10-Q
period 2008-06-30
HEARST ARGYLE TELEVISION INC
filed 2008-08-01
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Shares of the registrant’s common stock outstanding as of July 25, 2008: 93,564,968 shares (consisting of 52,266,320 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$9,195	$5,964
Accounts receivable, net	146,619	164,764
Program and barter rights	22,731	65,097
Deferred income tax asset	4,794	4,794
Other	6,745	5,698
Total current assets	190,084	246,317
Property, plant and equipment, net	300,351	305,971
Intangible assets, net	2,510,363	2,513,340
Goodwill	816,728	816,728
Other assets:
Deferred financing costs, net	7,563	8,000
Investments	36,792	41,948
Program and barter rights, noncurrent	9,800	8,399
Other assets	14,671	18,273
Total other assets	68,826	76,620
Total assets	$3,886,352	$3,958,976

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,000	$90,016
Accounts payable	8,883	15,103
Accrued liabilities	46,164	48,376
Program and barter rights payable	22,696	64,687
Payable to Hearst Corporation, net	5,492	5,747
Other	4,686	6,482
Total current liabilities	177,921	230,411
Program and barter rights payable, noncurrent	17,632	15,587
Long-term debt	797,110	703,110
Note payable to Capital Trust	—	134,021
Deferred income tax liability	863,501	856,790
Other liabilities	61,520	66,658
Total noncurrent liabilities	1,739,763	1,776,166
Commitments and contingencies
Stockholders’ equity:
Series A common stock	574	573
Series B common stock	413	413
Additional paid-in capital	1,343,154	1,336,786
Retained earnings	754,255	743,264
Accumulated other comprehensive loss, net	(12,580)	(12,580)
Treasury stock, at cost	(117,148)	(116,057)
Total stockholders’ equity	1,968,668	1,952,399
Total liabilities and stockholders’ equity	$3,886,352	$3,958,976

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$182,123	$193,019	$347,176	$362,402
Station operating expenses:
Salaries, benefits and other operating costs	101,946	102,168	206,074	203,242
Amortization of program rights	18,606	19,422	37,318	38,650
Depreciation and amortization	14,267	14,185	28,319	29,181
Insurance settlement	—	—	(11,549)	—
Corporate, general and administrative expenses	9,477	8,887	18,193	16,668
Operating income	37,827	48,357	68,821	74,661

Interest expense	12,295	16,028	25,177	31,917
Interest income	(10)	(407)	(28)	(752)
Interest expense, net – Capital Trust	6,148	2,438	8,585	4,875
Income before income taxes and equity earnings	19,394	30,298	35,087	38,621

Income tax expense	3,443	12,525	7,733	16,517
Equity in loss of affiliates, net of tax	1,858	752	3,220	831
Net income	$14,093	$17,021	$24,134	$21,273

Net income per net share – basic	$0.15	$0.18	$0.26	$0.23
Number of common shares used in the calculation	93,556	93,547	93,556	93,366

Net income per net share – diluted	$0.15	$0.18	$0.26	$0.23
Number of common shares used in the calculation	94,083	94,508	94,093	94,306

Dividends per common share declared	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$24,134	$21,273
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	25,343	25,646
Amortization of intangible assets	2,976	3,535
Amortization of deferred financing costs	437	896
Amortization of program rights	37,318	38,650
Deferred income taxes	7,121	3,442
Equity in loss of affiliates, net	3,220	831
Provision for doubtful accounts	734	617
Stock-based compensation expense	4,135	4,120
Insurance settlement	(11,549)	—
Business interruption insurance proceeds	8,659	—
(Gain) or loss on disposition of assets	(557)	(4)
Program payments	(36,299)	(36,284)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	17,411	2,786
Decrease (increase) in Other assets	2,655	(1,650)
(Decrease) increase in Accounts payable and accrued liabilities	(9,565)	(21,946)
(Decrease) increase in Other liabilities	(7,193)	7,705
Net cash provided by operating activities	$68,980	$49,617
Investing Activities
Purchases of property, plant and equipment, net	(18,126)	(28,764)
Proceeds from redemption of Capital Trust	4,021	—
Cash proceeds from insurance recoveries	2,890	1,000
Investment in affiliates and other, net	(2,500)	(1,875)
Net cash used in investing activities	$(13,715)	$(29,639)
Financing Activities
Dividends paid on common stock	(13,140)	(13,069)
Redemption of Notes Payable to Capital Trust	(134,021)	—
Borrowings (Payments) on credit facility, net	94,000	—
Series A Common Stock repurchases	(1,091)	—
Proceeds from employee stock purchase plan and stock option exercises	2,234	14,306
Principal payments on capital lease obligations	(16)	(12)
Net cash (used in) provided by financing activities	$(52,034)	$1,225

Increase in cash and cash equivalents	3,231	21,203
Cash and cash equivalents at beginning of period	5,964	18,610
Cash and cash equivalents at end of period	$9,195	$39,813

See notes to condensed consolidated financial statements.

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$25,062	$30,551
Interest on Note payable to Capital Trust	$8,586	$2,438
Taxes, net of refunds	$6,545	$23,537
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$1,133	$747

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

1.    Basis of Presentation

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”) which cannot be consolidated under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).  See Note 2 for additional information regarding the Capital Trust. With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

2.              Recent Developments

As of July 1, 2008, the Company became a member, for U.S. federal income tax purposes, of the affiliated group of corporations of which Hearst Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of The Hearst Corporation (“Hearst”), is the common parent, as a result of Hearst’s ownership of at least 80% of the outstanding voting power of the Company’s Common Stock.  Consequently, the Company will file federal and certain state tax returns with Holdings on a consolidated basis commencing July 1, 2008.  The Company will continue to file separate income tax returns in states where a consolidated return is not permitted.  The provision for income taxes in the Company’s consolidated financial statements will be determined on a separate return basis.

On June 23, 2008, the Company redeemed all $134.0 million of its 7.5% Series B Convertible Junior Subordinated Debentures (“Series B Debentures”), which were classified as Notes payable to Capital Trust. This redemption in turn triggered a simultaneous redemption by the Capital Trust of all $130.0 million of its 7.5% Series B Convertible Preferred Securities, which were convertible into 5.1 million shares of the Company’s Series A Common Stock, and the Company’s $4.0 million investment in the Capital Trust. As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million.  In addition, as a result of the redemption of the 7.5% Series B Convertible Preferred Securities, the Company paid a redemption premium of $3.9 million, which was included in Interest expense, net - Capital Trust.   The redemption was funded by an advance under the Company’s credit facility.

During the first quarter of 2008, the Company reached a final settlement with its insurance carriers related to lost property, increased expenses and interrupted business at WDSU-TV in New Orleans, Louisiana, resulting from Hurricane Katrina in 2005.  The Company received $11.5 million in the first quarter of 2008 to bring the total recoveries to $16.5 million, net of deductibles, including an advance payment of $5.0 million in the fourth quarter of 2006.  The $11.5 million received in the first quarter of 2008 has been recorded as an offset to Station operating expenses.

In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the Federal Communications Commission (“FCC”) to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  As the equipment is exchanged and put into service in each of our markets, we will record gains to the extent that the fair market value of the equipment we

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

receive exceeds the book value of the analog equipment we exchange.  During the second quarter of 2008, we recognized a gain of approximately $0.6 million resulting from the transition in one of our markets, which was recorded as on offset to Salaries, benefits and other operating costs.

3.   Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes new standards that will govern the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  SFAS 160 requires that non-controlling interests be reported as a component of equity in a Company’s consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance.  SFAS 160 is effective for all fiscal years beginning after December 15, 2008 and interim periods within those years.  We do not believe the adoption of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations.  SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on business combinations that we may pursue after its effective date.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those years. The adoption of SFAS 157 does not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  SFAS 158 requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  We have adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008. The Company plans to utilize the “15-month” method to change the measurement date from

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

September 30 to December 31 in 2008. As such, in the fourth quarter of 2008, the Company will record a decrease to Retained earnings of $2.9 million and an increase of $0.3 million, net of tax, in Accumulated other comprehensive income due to the change.

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

4.    Stock-Based Compensation

Stock-based compensation expense for the three and six months ended June 30, 2008 was $2.1 million and $4.1 million, respectively, as compared to $2.1 million and $4.1 million in the three and six months ended June 30, 2007.   The total deferred tax benefit related thereto was $0.8 million and $1.6 million for the three and six months ended June 30, 2008 and $0.8 million and $1.6 million for the three and six months ended June 30, 2007.  As of June 30, 2008, there was $10.2 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Company’s equity compensation plans, which does not include the effect of future grants of equity compensation, if any.  Of the total $10.2 million, we expect to recognize approximately 36% in the remaining interim periods of 2008, 45% in 2009 and 19% in 2010, reflecting the timing of vesting of those awards.

5.    Long-Term Debt

Long-term debt as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Revolving Credit Facility	$335,000	$241,000
Senior Notes	282,110	282,110
Private Placement Debt	270,000	270,000
Capital Lease Obligations	—	16
	887,110	793,126
Less: Current Maturities	(90,000)	(90,016)

Total long-term debt	$797,110	$703,110

6.    Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period.  The calculation of diluted EPS for each period is based on the weighted average number of common shares outstanding during the period, including restricted stock issued to date, plus the effect, if any, from the assumed exercise of stock options and conversion of preferred securities.  The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Income applicable to common stockholders (Basic and Diluted)	$14,093	$17,021	$24,134	$21,273
Basic shares	93,556	93,547	93,556	93,366
Basic EPS	$0.15	$0.18	$0.26	$0.23

Diluted shares	94,083	94,508	94,093	94,306
Diluted EPS	$0.15	$0.18	$0.26	$0.23

Basic shares	93,556	93,547	93,556	93,366
Add: Shares issued upon assumed exercise of stock options	527	961	537	940
Diluted shares	94,083	94,508	94,093	94,306

For the three and six month periods ended June 30, 2007, the Company was required to perform a dilution test on the 7.5% Series B Convertible Preferred Securities issued by the Capital Trust which were outstanding as of June 30, 2007.  The test considered only the total number of shares that could be issued if converted and did not consider either the conversion price or the share price of the underlying common shares. For the three and six months ended June 30, 2007, 5,127,881 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of 7.5% Series B Convertible Preferred Securities, related to the Capital Trust, were not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust were dilutive, the interest, net of tax, related to the Capital Trust was added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Options to purchase 5,557,064 and 982,718 shares of Series A Common Stock (before application of the treasury stock method), outstanding as of June 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $20.68 and $20.96 during the three and six months ended June 30, 2008, respectively, and $26.07 and $26.12 during three and six months ended June 30, 2007, respectively.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

7.    Goodwill and Intangible Assets

	June 30, 2008	December 31, 2007
	(Unaudited)
Total intangible assets subject to amortization	$97,106	$100,083
Intangible assets not subject to amortization – FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,510,363	$2,513,340

Goodwill	$816,728	$816,728

Summarized below are the carrying value of intangible assets subject to amortization as of June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
		(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$80,019	$44,016	$124,035	$78,248	$45,787
Network affiliations	95,493	42,463	53,030	95,493	41,268	54,225
Other	743	683	60	743	672	71
Total intangible assets subject to amortization:	$220,271	$123,165	$97,106	$220,271	$120,188	$100,083

The Company’s amortization expense for intangible assets was approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2008, respectively, and $1.8 million and $3.5 million for the three and six months ended June 30, 2007, respectively.  Annual intangible asset amortization expense is estimated to be approximately $6.0 million in each of the next five years.

8.    Income Taxes

The income tax expense for the three and six months ended June 30, 2008 was $3.4 and $7.7 million, respectively, as compared to $12.5 and $16.5 million for the three and six months ended June 30, 2007, respectively.

The effective tax rate for the three and six months ended June 30, 2008 was 17.8% and 22.0% as compared to 41.3% and 42.8% for the three months and six months ended June 30, 2007, respectively.  The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax return examinations or changes in deferred tax valuation allowances. The effective tax rate for the six months ended June 30, 2008 was favorably impacted by (i) the recognition of $4.6 million of net tax benefits and associated interest recorded during the second quarter as a result of the settlement of certain tax return examinations; and (ii) the $2.5 million reduction in capital loss valuation allowance as a result of the utilization of the Company’s capital loss carry forwards to offset a portion of the insurance settlement gain recorded during the first quarter.

At December 31, 2007, we had $38.1 million in unrecognized tax benefits and associated interest and penalties recorded in our balance sheets, as compared to $33.2 million as of June 30, 2008, after reflecting the impact of the settlement described above.  At December 31, 2007, we had valuation allowances associated with capital loss carry forwards (tax effected) of $4.5 million, expiring in 2009. In the first quarter of 2008, we utilized $2.5 million (tax effected) of the other capital loss carry forwards which would have expired in 2009.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

9.    Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the six months ended June 30, 2008, the Company repurchased 49,000 shares of its outstanding Series A Common Stock for $1.1 million at an average price of $22.26.  Between May 1998 and June 30, 2008, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.1 million and an average price of $24.54, leaving $182.9 million under the Board authorization.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Hearst and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), are currently authorized by Hearst’s Board to purchase up to eight million shares of our Series A Common Stock.  Hearst’s Board authorized these purchases in December 2007 in order to increase Hearst’s ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes.  Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.  During the three and six months ended June 30, 2008, Hearst Broadcasting purchased 3.6 million and 5.6 million shares, respectively of Series A Common Stock.  Between December 2000 (the date of Hearst’s prior purchase authorization) and June 30, 2008, under these purchase authorizations Hearst purchased approximately 29.9 million shares of the Company’s outstanding Series A Common Stock.

 As of June 30, 2008 and December 31, 2007, Hearst owned 80.0% and 73.7%, respectively, of the Company’s outstanding common stock.  As of July 17, 2008, Hearst’s ownership increased to 81% of our outstanding common stock.

Common Stock Dividends

During the six months ended June 30, 2008, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 27, 2008	April 5, 2008	April 15, 2008	$6,571	$4,992
$0.07	May 6, 2008	July 5, 2008	July 15, 2008	$6,573	$5,241

10.    Preferred Stock

Under the Company’s Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share.  At each of June 30, 2008 and 2007, there was no Preferred Stock outstanding.

11.    Related Party Transactions

Hearst.    As of June 30, 2008, Hearst owned approximately 64.3% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 80.0% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of the 13 directorships of our Board of Directors. During the three and six months ended June 30, 2008 and 2007, we were engaged in the following transactions with Hearst or parties related to Hearst:

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

•                        Hearst Tower Lease.  On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  For the three and six months ended June 30, 2008 and 2007, we recorded $0.4 million and $0.8 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                  Management Services Agreement.   We recorded revenue of approximately $1.2 million and $2.3 million in the three and six months ended June 30, 2008, respectively, and $1.8 million and $3.2 million in the three and six months ended June 30, 2007, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in our stock option plans.  We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Intercompany Services Agreement.    We incurred expenses of approximately $1.7 million and $3.4 million in each of the three and six months ended June 30, 2008 and 2007, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Interest Expense, Net – Capital Trust.  We incurred interest expense, net, related to the Series B Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $6.1 million and $8.6 million for the three and six months ended June 30, 2008, respectively, which included a $3.9 million premium to redeem the Series B Debentures in full and $2.4 million and $4.9 million for the three and six months ended June 30, 2007, respectively.  The Capital Trust then paid comparable amounts to its 7.5% Series B Convertible Preferred Securities holders, including Hearst, which received $1.2 million and $1.7 million in interest payments during the three and six months ended June 30, 2008.  We redeemed the Series B Debentures and in turn the Capital Trust redeemed its 7.5% Series B Convertible Preferred Securities on June 23, 2008.  Hearst, whose 7.5% Series B Convertible Preferred Securities were redeemed on the same terms as the other holders, received $26.2 million in the redemption.

•                  Dividends on Common Stock.    During the six months ended June 30, 2008 and 2007, we paid the following dividends to Hearst:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$0.07	4/15/2008	$6,571	$4,992
$0.07	1/15/2008	$6,569	$4,846
$0.07	4/15/2007	$6,546	$4,816
$0.07	1/15/2007	$6,523	$4,816

•                  Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.4 million for each of the three and six months ended June 30, 2008 and 2007. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Lifetime Entertainment Services.    We have agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time (i) we have assisted Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

has acted as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  We recorded revenue from the agreements of $5.9 million and $11.4 million in the three and six months ended June 30, 2008, respectively, and $5.3 million and $10.5 million in the three and six months ended June 30, 2007, respectively.

•                  Wide Orbit, Inc.  In November 2004, we entered into an agreement to license from Wide Orbit Inc. (“Wide Orbit”) Traffic Sales and Billing Solutions software.  Hearst owns approximately 10.7% of Wide Orbit. For each of the three and six months ended June 30, 2008 and 2007, we paid Wide Orbit approximately $0.4 million and $0.8 million, respectively, under the agreement.

•                  New England Cable News.  Our President and Chief Executive Officer, David J. Barrett, serves as Hearst’s representative on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. (“NECN”).  During the quarter, Hearst paid $6,000 to the Company as compensation for his service.  In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

•                  Other Transactions with Hearst.    In the three and six months ended June 30, 2008 and 2007, we recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of June 30, 2008, we owned 41% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”).  We also have various agreements pursuant to which we paid Internet Broadcasting $4.6 million and $5.2 million during the six months ended June 30, 2008 and 2007, respectively. In addition, Internet Broadcasting hosts our corporate Website for a nominal amount.  Harry T. Hawks, our Executive Vice President and Chief Financial Officer, serves on the Board of Directors of Internet Broadcasting, for which he does not receive compensation.

Small Business Television.   The Company utilizes the services of Small Business Television (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the three and six month period ended June 30, 2008, these sales generated revenue of approximately $0.3 million and $0.5 million, respectively, of which approximately $0.1 million and $0.2 million was distributed to SBTV, respectively. In the three and six month period ended June 30, 2007, these sales generated revenue of approximately $0.4 million and $0.7 million, respectively, of which approximately $0.2 million and $0.3 million was distributed to SBTV, respectively. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

RDE.  During the second quarter of 2008, we invested an additional $2.5 million in Ripe Digital Entertainment, Inc. (“RDE”) in the form of a Convertible Promissory Note.  As of June 30, 2008, we owned 24.7% of RDE.  Our Executive Vice President and Chief Financial Officer, Harry T. Hawks, serves on the Board of Directors of RDE, for which he does not receive compensation.

Other.    In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to our financial results in the three months ended June 30, 2008 and 2007.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

12.    Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans (the “Pension Plans”) and other post-retirement benefit plans, consisting of medical and life insurance (“Post-Retirement Benefit Plans”), for active, retired and former employees.  In addition, the Company maintains 11 employee savings plans and participates in three multi-employer union pension plans that provide retirement benefits to certain union employees.

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

Net Periodic Pension and Post-Retirement Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and six months ended June 30, 2008 and 2007:

	Pension Benefits		Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$2,598	$2,645	$5,196	$5,290
Interest cost	2,972	2,700	5,944	5,400
Expected return on plan assets	(3,248)	(2,911)	(6,496)	(5,822)
Amortization of prior service cost	106	108	212	216
Amortization of net loss	419	924	838	1,848
Net periodic pension cost	$2,847	$3,466	$5,694	$6,932

The following schedule presents net periodic benefit cost for the Company’s other Post-Retirement Benefit Plans in the three and six months ended June 30, 2008 and 2007:

	Post-Retirement Benefits		Post-Retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$20	$41	$40	$82
Interest cost	98	175	196	350
Amortization of prior service cost	(23)	10	(46)	20
Amortization of initial net obligation	—	10	—	20
Amortization of net loss	44	9	88	18
Net periodic benefit cost	$139	$245	$278	$490

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousand, except per share data

Contributions

For the year ending December 31, 2008, the Company expects to contribute $3.5 million to the Pension Plans and expects to contribute approximately $0.4 million to the Post-Retirement Benefit Plans.  As of June 30, 2008 the Company has contributed $1.0 million to our Pension Plans and $0.2 million to our Post-Retirement Benefit Plans.

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

•                  Competition in the broadcast television markets we serve;

•                  Pricing fluctuations in local and national advertising;

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

For a discussion of additional risk factors that are particular to our business, please refer to Part I, “Item 1A. Risk Factors” of the 2007 10-K, and to Part II, “Item 1A. Risk Factors” of this report.  These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations and one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We seek to attract our television audience by providing compelling content on multiple media platforms.   We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets.  We also own more than 30 Websites and currently multicast 18 digital weather channels and one digital multicast channel affiliated with the CW network. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content on our stations’ Websites.  In many of our markets, we have also established a mobile presence for our stations’ Websites.  We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers.  Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations’ Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

Factors Influencing Results

•                  Net local and national advertising revenue, excluding political, decreased 10% in the second quarter of 2008 to $148.7 million. The economic downturn continues to impact the Company and contributed to a reduction in advertising expenditures in the auto, retail, consumer packaged goods, furniture, movies and restaurant categories.

•                  Political advertising increases in even-numbered years, such as 2008, consistent with the increase in the number of candidates running for political office in the presidential election cycle, as well as selected state and local elections.  During the three and six months ended June 30, 2008, the Company recorded $8.5 million and $18.1 million, respectively, in net political advertising revenue compared to $4.9 million and $6.4 million during the three and six months ended June 30, 2007, respectively.

•                  For the three and six months ended June 30, 2008, the Company recorded net digital media revenue of $5.7 million and $10.6 million, respectively, compared to $5.0 million and $9.0 million for the same periods in 2007.  Digital media expenses in the three and six months ended June 30, 2008 were $4.6 and $9.1 million, respectively, compared to $3.5 million and $6.7 million for the same periods in 2007, reflecting the Company’s commitment to digital media.

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

•                  On June 23, 2008, the Company redeemed all $134.0 million of its 7.5% Series B Convertible Junior Subordinated Debentures (“Series B Debentures”), which were classified as Notes Payable to Capital Trust. This redemption in turn triggered a simultaneous redemption by the Capital Trust of all $130.0 million of its 7.5% Series B Convertible Preferred Securities, which were convertible into 5.1 million shares of the Company’s Series A Common Stock, and the Company’s $4.0 million investment in the Capital Trust. As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million.  In addition, as a result of the redemption of the 7.5% Series B Convertible Preferred Securities, the Company paid a redemption premium of $3.9 million, which was included in Interest expense, net - Capital Trust.   The redemption was funded by an advance under the Company’s credit facility.

Industry Trends

•                  The Federal Communications Commission (“FCC”) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current technical standards.  Our NBC stations currently broadcast the

Weather Plus network, a 24/7 local and national weather broadcast network, on a multicast stream in addition to their main digital channels.  In addition, eight of our other stations have launched similar station-branded multicast weather channels and KHOG-TV in Arkansas has launched a station affiliated with CW.  We have also affiliated with the Open Mobile Video Coalition, which contemplates launching a mobile video service using a portion of available digital spectrum.

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

Results of Operations

Results of operations for the three and six months ended June 30, 2008 and 2007 include the results of our 26 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Three Months Ended June 30, 2008

Compared to Three Months Ended June 30, 2007

	For the three months ended June 30,
	2008	2007	$ Change	% Change
	(In thousands)
Total revenue	$182,123	$193,019	$(10,896)	-5.6%
Station operating expenses:
Salaries, benefits and other operating costs	101,946	102,168	(222)	-0.2%
Amortization of program rights	18,606	19,422	(816)	-4.2%
Depreciation and amortization	14,267	14,185	82	0.6%
Corporate, general and administrative expenses	9,477	8,887	590	6.6%
Operating income	37,827	48,357	(10,530)	-21.8%

Interest expense	12,295	16,028	(3,733)	-23.3%
Interest income	(10)	(407)	(397)	-97.5%
Interest expense, net – Capital Trust	6,148	2,438	3,710	152.2%
Income before income taxes and equity earnings	19,394	30,298	(10,904)	-36.0%

Income tax expense	3,443	12,525	(9,082)	-72.5%
Equity in loss of affiliates, net of tax	1,858	752	(1,106)	147.1%
Net income	$14,093	$17,021	$(2,928)	-17.2%

Total revenue.    Total revenue includes:

(i)	cash advertising revenue, net of agency and national representatives’ commissions;
(ii)	retransmission consent revenue;
(iii)	net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast channels;
(iv)	network compensation; and
(v)	other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended June 30,
	2008	2007	$ Change	% Change
	(In thousands)
Net advertising revenue (excluding political)	$148,666	$165,274	$(16,608)	-10.0%
Net political revenue	8,477	4,867	3,610	74.2%
Retransmission consent revenue	6,813	5,422	1,391	25.7%
Net digital media revenue	5,674	5,012	662	13.2%
Network compensation	2,333	2,625	(292)	-11.1%
Barter and trade revenue	6,389	6,438	(49)	-0.8%
Other revenue	3,771	3,381	390	11.5%
Total revenue	$182,123	$193,019	$(10,896)	-5.6%

Total revenue in the three months ended June 30, 2008 was $182.1 million as compared to $193.0 million in the three months ended June 30, 2007, a decrease of $10.9 million, or 5.6%. This decrease was primarily attributable to the following factors:

(i)	a $16.6 million decrease in net advertising revenue due to the economic downturn which resulted in declines in the automotive, retail, furniture and restaurants categories; partially offset by
(ii)	a $3.6 million increase in net political advertising;
(iii)	a $1.4 million increase in retransmission consent revenue; and
(iv)	a $0.7 million increase in net digital media revenue.

Salaries, benefits and other operating costs.    During the three months ended June 30, 2008, salaries, benefits and other operating costs were $101.9 million, as compared to $102.2 million in the three months ended June 30, 2007, a decrease of $0.3 million.  Higher digital media expenses and compensation costs were offset by a $0.5 million gain on the Nextel equipment exchange, lower sales commissions and lower spending on certain discretionary items.

Amortization of program rights.  Amortization of program rights was $18.6 million in the three months ended June 30, 2008, as compared to $19.4 million in the three months ended June 30, 2007, a decrease of $0.8 million or 4%. This decrease was primarily due to the write-down of an off-network syndicated program at one station in 2007.

Depreciation and amortization.   Depreciation and amortization expense was $14.3 million in the three months ended June 30, 2008, as compared to $14.2 million in the three months ended June 30, 2007, an increase of $0.1 million, or 1%. Depreciation expense was $12.8 million in the three months ended June 30, 2008, as compared to $12.4 million in the three months ended June 30, 2007, an increase of $0.3 million, or 2.4%.  The increase in depreciation expense is primarily due to the completion of several capital projects in 2007.

 Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $9.5 million in the three months ended June 30, 2008, as compared to $8.9 million in the three months ended June 30, 2007, an increase of $0.6 million or 6.7%. This increase was primarily due to:

(i)             a $0.4 million increase in employee costs and benefits related to digital media initiatives; and

(ii)          a $0.2 million increase in other operational expenses.

Interest expense.  Interest expense was $12.3 million in the three months ended June 30, 2008, as compared to $16.0 million in the three months ended June 30, 2007, a decrease of $3.7 million, or 23%, due to lower average debt balances.

Interest income.    Interest income was $0.01 million in the three months ended June 30, 2008, as compared to $0.4 million in the three months ended June 30, 2007. This decrease is due to lower cash balances in 2008 as compared to the same period in 2007.

Interest expense, net – Capital Trust.  Interest expense, net – Capital Trust was $6.1 million in the three months ended June 30, 2008, as compared to $2.4 million in the three months ended June 30, 2007, an increase of $3.9 million, due to the premium paid on the  redemption of the Series B Debentures on June 23, 2008.

Income tax expense.    We recorded income tax expense of $3.4 million in the three months ended June 30, 2008, compared to $12.5 million in the three months ended June 30, 2007, a decrease of $9.1 million.  This decrease was due to:

(i)    a decrease in income before income taxes from $30.3 million in the three months ended June 30, 2007 to $19.4 million in the three months ended June 30, 2008; and

(ii)   $4.6 million in tax benefits recorded in the three months ended June 30, 2008, as a result of the settlement of certain tax return examinations.

The effective tax rate for the three months ended June 30, 2008 was 17.8%, as compared to 41.3% for the three months ended June 30, 2007.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax was $1.9 million and $0.8 million for three months ended June 30, 2008 and 2007, respectively, and represents our share of losses in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and in Ripe Digital Entertainment, Inc. (“RDE”).  Both companies have incurred losses as they invest in their operations to support future growth.

Net income.    Net income was $14.1 million in the three months ended June 30, 2008, as compared to $17.0 million in the three months ended June 30, 2007, a decrease of $2.9 million or 17.1%.  This decrease was primarily due to the items described above.

Six Months Ended June 30, 2008

Compared to Six Months Ended June 30, 2007

	For the six months ended June 30,
	2008	2007	$ Change	% Change
	(In thousands)
Total revenue	$347,176	$362,402	$(15,226)	-4.2%
Station operating expenses:
Salaries, benefits and other operating costs	206,074	203,242	2,832	1.4%
Amortization of program rights	37,318	38,650	(1,332)	-3.4%
Depreciation and amortization	28,319	29,181	(862)	-3.0%
Insurance settlement	(11,549)	—	(11,549)
Corporate, general and administrative expenses	18,193	16,668	1,525	9.1%
Operating income	68,821	74,661	(5,840)	-7.8%

Interest expense	25,177	31,917	(6,740)	-21.1%
Interest income	(28)	(752)	724	-96.3%
Interest expense, net – Capital Trust	8,585	4,875	3,710	76.1%
Income before income taxes and equity earnings	35,087	38,621	(3,534)	-9.2%

Income tax expense	7,733	16,517	(8,784)	-53.2%
Equity in loss of affiliates, net of tax	3,220	831	2,389	287.5%
Net income	$24,134	$21,273	$2,861	13.4%

	For the six months ended June 30,
	2008	2007	$ Change	% Change
	(In thousands)
Net advertising revenue (excluding political)	$281,541	$311,892	$(30,351)	-9.7%
Net political revenue	18,080	6,402	11,678	182.4%
Retransmission consent revenue	13,089	10,587	2,502	23.6%
Net digital media revenue	10,566	9,036	1,530	16.9%
Network compensation	4,509	5,114	(605)	-11.8%
Barter and trade revenue	12,636	13,079	(443)	-3.4%
Other revenue	6,755	6,292	463	7.4%
Total revenue	$347,176	$362,402	$(15,226)	-4.2%

Total revenue in the six months ended June 30, 2008 was $347.2 million as compared to $362.4 million in the six months ended June 30, 2007, a decrease of $15.2 million, or 4.2%. This decrease was primarily attributable to the following factors:

(i)	a $30.4 million decrease in net advertising revenue due to the economic downturn which resulted in declines in the automotive, retail, furniture and restaurants categories; partially offset by
(ii)	an $11.7 million increase in net political advertising;
(iii)	a $2.5 million increase in retransmission consent revenue; and
(iv)	a $1.5 million increase in net digital media revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $206.1 million in the six months ended June 30, 2008, as compared to $203.2 million in the six months ended June 30, 2007, an increase of $2.8 million, or 1.4%.  This increase was primarily due to:

(i)             a $2.4  million increase related to digital media expenses; and

(ii)          a $0.5 million increase in compensation and employee benefits expense.

Amortization of program rights.  Amortization of program rights was $37.3 million in the six months ended June 30, 2008, as compared to $38.7 million in the six months ended June 30, 2007, a decrease of $1.3 million, or 3.4%. This decrease was primarily due to a write-off in 2007 of an off-network syndicated program at one station and lower amortization expense for off-network syndicated programming.

Depreciation and amortization.   Depreciation and amortization was $28.3 million in the six months ended June 30, 2008, as compared to $29.2 million in the six months ended June 30, 2007, a decrease of $0.9 million, or 3.0%.  Depreciation expense was $25.3 million in the six months ended June 30, 2008, as compared to $25.6 million in the six months ended June 30, 2007, a decrease of $0.3 million, or 1.2%.  Amortization expense was $3.0 million for the six months ended June 30, 2008, as compared to $3.5 million for the six months ended June 30, 2007, a decrease of $0.5 million, or 14.3%. The decrease relates primarily to the amortization in full of certain intangibles acquired in the WKCF acquisition. The decrease in depreciation expense is primarily due to depreciation in full of certain fixed assets, including leasehold improvements from our previous corporate office.

 Insurance settlement.  As described above, in the three months ended March 31, 2008, the Company recognized an $11.5 million insurance settlement resulting from Hurricane Katrina as an offset to Station operating expenses.

  Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $18.2 million in the six months ended June 30, 2008, as compared to $16.7 million in the six months ended June 30, 2007, an increase of $1.5 million, or 9.1%.  This increase was primarily due to:

(i)    a $1.1 million increase related to employee compensation expense, a portion of which is related to our investment in our digital media initiatives; and

(ii)   a $0.4 million increase in operations expense.

Interest expense.  Interest expense was $25.2 million in the six months ended June 30, 2008, as compared to $31.9 million in the six months ended June 30, 2007, a decrease of $6.7 million, or 21.1%, due to lower average debt balances.

Interest income.    Interest income was $.03 million in the six months ended June 30, 2008, as compared to $0.8 million in the six months ended June 30, 2007. This decrease is due to lower cash balances in 2008 as compared to the same period in 2007.

Interest expense, net – Capital Trust.  Interest expense, net – Capital Trust was $8.6 million in the six months ended June 30, 2008, as compared to $4.9 million in the six months ended June 30, 2007, an increase of $3.7 million, due to the $3.9 million premium paid on the redemption of the Series B Debentures on June 23, 2008.

Income tax expense.    We recorded income tax expense of $7.7 million in the six months ended June 30, 2008, as compared to income tax expense of $16.5 million in the six months ended June 30, 2007, a decrease of income tax expense of $8.8 million.  This decrease was due to:

(i)	a decrease in income before income taxes from $38.6 million in the six months ended June 30, 2007 to $35.1 million in the six months ended June 30, 2008;
(ii)	$4.6 million in tax benefits recorded as a result of the settlement of certain tax return examinations; and
(iii)	a $2.5 million tax benefit associated with the utilization of capital loss carry forwards in the six months ended June 30, 2008.

The effective tax rate for the six months ended June 30, 2008 was 22.0% as compared to 42.8% for the six months ended June 30, 2007.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax was $3.2 million in the six months ended June 30, 2008, as compared to $0.8 million in the six months ended June 30, 2007, an increase of $2.4 million. This increase represents our share of losses in Internet Broadcasting and in RDE. Both companies have incurred losses as they invest in their operations to support future growth.

Net income.    Net income was $24.1 million in the six months ended June 30, 2008, as compared to $21.3 million in the six months ended June 30, 2007, an increase of $2.9 million, or 13.4%.  This increase was primarily due to the items described above.

Liquidity and Capital Resources

As of June 30, 2008, the Company’s cash and cash equivalents balance was $9.2 million, as compared to $6.0 million as of December 31, 2007.  The net increase in cash and cash equivalents of $3.2 million during 2008 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	Six months ended June 30,
	2008	2007	$ Change
	(In thousands)
Net cash provided by operating activities	$68,980	$49,617	$19,363
Net cash used in investing activities	$(13,715)	$(29,639)	$15,924
Net cash (used in) provided by financing activities	$(52,034)	$1,225	$(53,259)

Cash paid for:
Interest	$25,062	$30,551	$(5,489)
Interest on Note payable to Capital Trust	$8,586	$2,438	$6,148
Taxes, net of refunds	$6,545	$23,537	$(16,992)
Purchase of property, plant and equipment, net	$18,126	$28,764	$(10,638)
Dividends paid on common stock	$13,140	$13,069	$71
Series A Common Stock repurchases	$1,091	$—	$1,091

Operating Activities

Net cash provided by operating activities was $69.0 million in the six months ended June 30, 2008, as compared to $49.6 million in the six months ended June 30, 2007, an increase of $19.4 million.  This increase was primarily due to:

(i)	the receipt of $8.7 million of insurance proceeds in the first quarter of 2008 for business interruption and to recover the incremental expenses incurred due to Hurricane Katrina; and
(ii)

relatively higher levels of cash generated from political advertisements that are paid for in advance, thereby requiring a lower level of investment in accounts receivable, and the timing of tax payments which were significantly lower in the first six months of 2008 compared to 2007.

Investing Activities

Net cash used in investing activities was $13.7 million in the six months ended June 30, 2008, as compared to $29.6 million in the six months ended June 30, 2007, a decrease of $15.9 million.  This change is primarily due to:

(i)	a decrease in capital expenditures to $18.1 million in the six months ended June 30, 2008 from $28.8 million in the same period in 2007 due to the completion of several large construction projects;
(ii)

the receipt of $2.9 million of insurance proceeds on property losses resulting from Hurricane Katrina in the first quarter of 2008 (In the first quarter of 2007, the Company received $1.0 million of insurance proceeds as the final payment in the settlement of a property loss claim resulting from the collapse of a tower in Omaha, NE.); and

(iii)	the receipt of $4.0 million of proceeds from the redemption of the Common Securities issued by the Capital Trust.

Financing Activities

Net cash used in financing activities was $52.0 million in the six months ended June 30, 2008, as compared to net cash provided by financing activities of $1.2 million in the six months ended June 30, 2007. This change was primarily due to:

(i)	the redemption of the outstanding $134.0 million Series B Debentures in June 2008;
(ii)	the net borrowing of $94.0 million on our credit facility in the second quarter of 2008;
(iii)	the repurchase of $1.1 million of our Series A Common Stock in the first quarter of 2008; and
(iv)	proceeds from stock option exercises and employee stock purchases of $2.2 million in the six months ended June 30, 2008 compared to $14.3 million in the six months ended June 30, 2007.

Credit Facility and Other Long Term Debt

The Company has a $500 million five-year unsecured revolving credit facility, which matures on April 15, 2010. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $335.0 million under the credit facility as of June 30, 2008.

As of June 30, 2008, our total long-term debt obligations including the credit facility were $797 million and our current debt maturities totaled $90 million.  Our long-term debt obligations, excluding the revolving credit facility, bear interest at fixed rates.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of June 30, 2008.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of June 30, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of June 30, 2008, we have borrowed $335 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended June 30, 2008.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2008.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

 Other Information

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2007 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2007 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2007 10-K, except for the following:

A Decline in Advertising Expenditures Could Adversely Affect our Operating Results

We rely substantially upon sales of advertising for our revenues.  Our stations compete for advertising revenues with other television stations in their respective markets.  They also compete with other advertising media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and local cable and satellite system operators.  Our stations are located in highly competitive markets.  Accordingly, our operating results are and will continue to be dependent upon the ability of each of our stations to compete successfully for advertising revenues in its respective market.  Our ability to generate advertising revenues is and will continue to be affected by changes in the national economy, as well as by regional economic conditions in each of the markets in which our stations operate.  The size of advertisers’ budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations.  In particular, our advertisers have purchased less advertising time from us in recent months due to the current decline in the national economy, as well as in regional economies.  In addition, the occurrence of disasters, acts of terrorism, political uncertainty or hostilities could cause us to lose our ability to broadcast our television signals or, if we are able to broadcast, our broadcast operations may shift to around-the-clock news coverage, which would cause the loss of advertising revenues due to the suspension of advertising-supported commercial programming.

We Have a Controlling Stockholder

Hearst, through its beneficial ownership of our Series A and Series B Common Stock, has voting control of our company.  Through its beneficial ownership of 100% of our Series B Common Stock, Hearst also is entitled to elect as a class all but two members of our Board of Directors (currently, 11 of our 13 Board seats).  As a result, Hearst is able to control substantially all actions to be taken by our stockholders, and also is able to maintain control over our operations and business.

Further, in September 2007, Hearst launched a tender offer to acquire the outstanding shares of our Series A Common Stock that it did not already own.  Although that offer was unsuccessful, Hearst subsequently authorized the purchase up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to the level where it could include us in its affiliated group of corporations filing a consolidated U.S. federal income tax return.  According to the Schedule 13D amendment filed by Hearst on July 9, 2008, Hearst’s ownership of our Series A and Series B Common stock exceeds the required 80 percent (by vote and value) ownership level and, accordingly, we will be included in the Hearst affiliated group of corporations and will file our U.S. federal income tax return with Hearst on a consolidated basis as of July 1, 2008.

Hearst’s control, as well as certain provisions of our Certificate of Incorporation and of Delaware law, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or other transaction involving an actual or potential change of control.  Hearst’s voting control also prevents other stockholders from exercising significant influence over our business decisions.

 Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	1,981,800	$20.55	1,981,800
May 1 - May 31	703,000	$20.84	703,000
June 1 - June 30	905,256	$20.68	905,256	1,922,246	(1)
Total	3,590,056	$20.68	3,590,056

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

As of June 30, 2008, Hearst beneficially owned approximately 64.3% of the Company’s outstanding Series A Common Stock and 100% of the Company’s Series B Common Stock, representing in the aggregate approximately 80.0% of our outstanding common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1 - April 30	0	$0.00	0
May 1 - May 31	0	$0.00	0
June 1 - June 30	0	$0.00	0	$182,852,123.30	(1)
Total	0	$0.00	0

(1)          In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of June 30, 2008, the Company has spent approximately $117.1 million to repurchase approximately 4.8 million shares of Series A Common Stock at an average price of $24.54. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 4.       Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders during the Company’s annual meeting of shareholders held on May 6, 2008.

Proposal One (1) – Election of Directors.

 All nominees standing for election as directors were elected:  the following chart indicates the number of votes cast for, the number of votes withheld and the number of broker non-votes with respect to each nominee for director:

Nominee	For	Withheld	Broker Non-Votes
Caroline L. Williams (2)	50,512,181	511,774	0
Frank A. Bennack, Jr. (3)	41,298,648	0	0
John G. Conomikes (3)	41,298,648	0	0
George R. Hearst, Jr. (3)	41,298,648	0	0
Gilbert C. Maurer (3)	41,298,648	0	0
Bob Marbut (3)	41,298,648	0	0

(1)	Abstentions were not counted in the election of the directors.
(2)	Series A Director. Elected by the holders of Series A Common Stock.
(3)	Series B Director. Elected by the holders of Series B Common Stock.

The term of office of the following other directors continued after the annual shareholders’ meeting: David J. Barrett, Victor F. Ganzi, Ken J. Elkins, William R. Hearst, III and David Pulver.  On June 18, 2008, Victor F. Ganzi announced that he intends to resign as a director of our Board of Directors, as Chairman of our Board of Directors and as a member of our Board’s Compensation Committee and Executive Committee, in connection with his resignation as President, Chief Executive Officer and director of Hearst.

Proposal Two – Incentive Compensation Plan.

The proposal to re-approve the material performance goals of the Company’s 2003 Incentive Compensation Plan under which the Company awards various forms of incentive compensation to officers and other key employees of the Company and its subsidiaries (the “Incentive Compensation Plan Proposal”) was also approved at the annual shareholders’ meeting. The following chart indicates the number of votes cast for and against, the number of votes withheld and the number of broker non-votes with respect to the Incentive Compensation Plan Proposal:

For	81,260,307

Against	11,017,790

Abstained (1)	44,506

Broker Non-Votes	0

(1)	Abstentions were counted as a vote against the Incentive Compensation Plan Proposal.

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

For	92,300,919

Against	9,592

Abstained (1)	12,092

Broker Non-Votes	0

(1)	Abstentions were counted as a vote against the Independent Auditors Ratification Proposal.

Item 6.    Exhibits

(a) Exhibits:

10.1

Amendment No. 1 to Retransmission Rights Agency Agreement, dated as of June 30, 2008, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 7, 2008). Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission (“SEC”) on July 7, 2008. We have filed the redacted material separately with the SEC.

10.2

Amendment No. 1 to Retransmission Rights Agency Agreement, dated as of June 30, 2008, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 7, 2008). Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC on July 7, 2008. We have filed the redacted material separately with the SEC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	July 31, 2008

Name	Title	Date

/s/ HARRY T. HAWKS	Executive Vice President	July 31, 2008
Harry T. Hawks	and Chief Financial Officer (Principal Financial Officer)

/s/ LYDIA G. BROWN	Corporate Controller	July 31, 2008
Lydia G. Brown	(Principal Accounting Officer)