Form 10-Q
period 2008-09-30
HEARST ARGYLE TELEVISION INC
filed 2008-10-31
CIK 949536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

Shares of the registrant’s common stock outstanding as of October 27, 2008: 93,951,083 shares (consisting of 52,652,435 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$11,757	$5,964
Accounts receivable, net	131,267	164,764
Program and barter rights	89,227	65,097
Deferred income tax asset	4,794	4,794
Other	5,067	5,698
Total current assets	242,112	246,317
Property, plant and equipment, net	300,374	305,971
Intangible assets, net	2,508,874	2,513,340
Goodwill	816,728	816,728
Other assets:
Deferred financing costs, net	7,344	8,000
Investments	34,433	41,948
Program and barter rights, noncurrent	10,100	8,399
Other assets	13,021	18,273
Total other assets	64,898	76,620
Total assets	$3,932,986	$3,958,976
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,000	$90,016
Accounts payable	7,090	15,103
Accrued liabilities	45,540	48,376
Program and barter rights payable	90,586	64,687
Payable to Hearst Corporation, net	5,549	5,747
Other	11,114	6,482
Total current liabilities	249,879	230,411
Program and barter rights payable, noncurrent	17,805	15,587
Long-term debt	757,110	703,110
Note payable to Capital Trust	—	134,021
Deferred income tax liability	873,344	856,790
Other liabilities	58,672	66,658
Total noncurrent liabilities	1,706,931	1,776,166
Commitments and contingencies
Stockholders’ equity:
Series A common stock	571	573
Series B common stock	413	413
Additional paid-in capital	1,345,683	1,336,786
Retained earnings	759,237	743,264
Accumulated other comprehensive loss, net	(12,580)	(12,580)
Treasury stock, at cost	(117,148)	(116,057)
Total stockholders’ equity	1,976,176	1,952,399
Total liabilities and stockholders’ equity	$3,932,986	$3,958,976

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$176,212	$176,775	$523,387	$539,177

Station operating expenses:
Salaries, benefits and other operating costs	101,841	101,831	307,915	305,073
Amortization of program rights	20,280	18,679	57,598	57,329
Depreciation and amortization	13,480	13,310	41,799	42,492
Insurance Settlement	—	—	(11,549)	—
Corporate, general and administrative expenses	9,151	12,534	27,343	29,201
Operating income	31,460	30,421	100,281	105,082

Interest expense	12,840	15,926	38,017	47,846
Interest income	(38)	(555)	(66)	(1,309)
Interest expense, net – Capital Trust	—	2,438	8,585	7,313

Income before income taxes and equity earnings	18,658	12,612	53,745	51,232

Income tax expense	4,976	2,138	12,709	18,656
Equity in loss of affiliates, net of tax	2,124	733	5,344	1,564
Net income	$11,558	$9,741	$35,692	$31,012

Income per net share – basic	$0.12	$0.10	$0.38	$0.33
Number of common shares used in the calculation	93,572	93,643	93,542	93,459

Income per net share – diluted	$0.12	$0.10	$0.38	$0.33
Number of common shares used in the calculation	93,753	94,172	93,705	94,152

Dividends per common share declared	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Operating Activities
Net income	$35,692	$31,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,334	37,282
Amortization of intangible assets	4,465	5,210
Amortization of deferred financing costs	656	1,345
Amortization of program rights	57,598	57,329
Deferred income taxes	17,203	9,653
Equity in loss of affiliates, net	5,344	1,564
Provision for doubtful accounts	1,348	1,081
Stock-based compensation expense	6,186	6,180
Insurance settlement	(11,549)	—
Business interruption insurance proceeds	8,659	—
Non-cash gain on Nextel equipment exchange	(3,549)	—
Program payments	(54,330)	(55,044)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	32,149	6,718
Decrease (increase) in Other assets	6,019	5
(Decrease) increase in Accounts payable and accrued liabilities	(12,469)	(28,851)
(Decrease) increase in Other liabilities	(4,537)	13,248
Net cash provided by operating activities	126,219	86,732

Investing Activities
Purchases of property, plant and equipment, net	(26,705)	(42,103)
Proceeds from redemption of Capital Trust	4,021	—
Cash proceeds from insurance recoveries	2,890	1,000
Investment in affiliates and other, net	(2,500)	(1,874)
Net cash used in investing activities	(22,294)	(42,977)

Financing Activities
Dividends paid on common stock	(19,713)	(19,640)
Redemption of Notes Payable to Capital Trust	(134,021)	—
Borrowings on credit facility	300,000	—
Payments on credit facility	(246,000)	—
Series A Common Stock repurchases	(1,091)	(2,270)
Principal payments on capital lease obligations	(16)	(12)
Proceeds from employee stock purchase plan and stock option exercises	2,709	15,125
Net cash used in financing activities	(98,132)	(6,797)

Increase in cash and cash equivalents	5,793	36,958
Cash and cash equivalents at beginning of period	5,964	18,610
Cash and cash equivalents at end of period	$11,757	$55,568

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

(continued)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$33,491	$37,911
Interest on Note payable to Capital Trust	$8,586	$4,875
Taxes, net of refunds	$7,401	$34,963
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$1,620	$337

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

1.    Basis of Presentation

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”), which cannot be consolidated under the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”).  With the exception of the unconsolidated subsidiary trust, all significant intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year.

2.    Recent Developments

As of July 1, 2008, the Company became a member, for U.S. federal income tax purposes, of the affiliated group of corporations of which Hearst Holdings, Inc. (“Holdings”), a wholly owned subsidiary of The Hearst Corporation (“Hearst”), is the common parent, as a result of Hearst’s ownership of at least 80% of the outstanding voting power of the Company’s Common Stock.  Consequently, the Company will no longer file federal and certain state tax returns, but will be included within Holdings’ consolidated returns commencing July 1, 2008.  The Company will continue to file separate income tax returns in states where a consolidated return is not permitted.  The provision for income taxes in the Company’s consolidated financial statements will be determined on a separate return basis, as if we were filing as a stand alone entity.

On June 23, 2008, the Company redeemed all $134.0 million of its 7.5% Series B Convertible Junior Subordinated Debentures (the “Series B Debentures”), which were classified as Notes payable to Capital Trust.  This redemption in turn triggered a simultaneous redemption by the Capital Trust of all $130.0 million of its 7.5% Series B Convertible Preferred Securities (the “Convertible Preferred Securities”), which were convertible into 5.1 million shares of the Company’s Series A Common Stock, and the Company’s $4.0 million investment in the Capital Trust.  As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million.  In addition, as a result of the redemption of the 7.5% Series B Convertible Preferred Securities, the Company paid a redemption premium of $3.9 million, which was included in the Interest expense, net - Capital Trust.  The redemption was funded by an advance under the Company’s credit facility.

During the first quarter of 2008, the Company reached a final settlement with its insurance carriers related to lost property, increased expenses and interrupted business at WDSU-TV in New Orleans, Louisiana, resulting from Hurricane Katrina in 2005.  The Company received $11.5 million in the first quarter of 2008 to bring the total recoveries to $16.5 million, net of deductibles, including an advance payment of $5.0 million in the fourth quarter of 2006.  The $11.5 million received in the first quarter of 2008 was recorded as an offset to Station operating expenses.

In 2006, Sprint Nextel Corporation (“Nextel”) was granted the right from the Federal Communications Commission (the “FCC”) to reclaim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  As the equipment is exchanged and put into service in each of its markets, the Company records gains to the extent that the fair market value of the equipment the Company receives exceeds the book value of the analog equipment it exchanges.  During the three and nine months ended September 30, 2008, the Company recognized a gain of approximately $3.0 million and $3.5 million, respectively, resulting from the transition to digital equipment in certain of its markets, which was recorded as on offset to Salaries, benefits and other operating costs.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

3.    Accounting Pronouncements

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” and requires additional disclosure regarding renewals.   The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009.  The impact of adopting the FSP will be dependent on the circumstances of future transactions.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.   SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not believe the adoption of SFAS 161 will have a material impact on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”), which establishes new standards that will govern the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and the loss of control of subsidiaries.  SFAS 160 requires that non-controlling interests be reported as a component of equity in a Company’s consolidated financial statements and that losses will be allocated to these interests even when such allocation might result in a deficit balance.  SFAS 160 is effective for all fiscal years beginning after December 15, 2008 and interim periods within those years.  The Company does not believe the adoption of SFAS 160 will have a material impact on its financial position, cash flows or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), to replace SFAS No. 141, Business Combinations.  SFAS 141(R) requires use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141(R) will be dependent on business combinations that the Company may pursue after its effective date.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008.  The Company did not elect optional fair value measurement.  As such, the adoption of SFAS 159 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

years.  The adoption of SFAS 157 for financial assets does not have a material impact on the Company’s financial position, cash flows or results of operations.  The Company is evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities.

In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value of financial assets in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  SFAS 158 requires employers to recognize an asset or liability for a plan’s overfunded or underfunded status, measure a plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006.  The Company has adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006.  As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006.  Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end is effective for all years ending after December 15, 2008.  The Company plans to utilize the “15-month” method to change the measurement date from September 30 to December 31 in 2008. As such, in the fourth quarter of 2008, the Company will record a decrease to Retained earnings of $2.9 million and an increase of $0.3 million, net of tax, in Accumulated other comprehensive income due to the change.

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

4.    Stock-Based Compensation

Stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was $2.1 million and $6.2 million, respectively.  The total deferred tax benefit related thereto was $0.8 million and $2.4 million for the three and nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, there was $8.9 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any.  Of the total $8.9 million, the Company expects to recognize approximately 20% in the remaining interim periods of 2008, 54% in 2009, 25% in 2010 and 1% in 2011.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

5.    Long-Term Debt

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Revolving credit facility	$295,000	$241,000
Senior notes	282,110	282,110
Private placement debt	270,000	270,000
Capital lease obligations	—	16
Total debt	847,110	793,126
Less: Current maturities	(90,000)	(90,016)

Total long-term debt	$757,110	$703,110

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Net income (Basic and Diluted)	$11,558	$9,741	$35,692	$31,012

Basic shares	93,572	93,643	93,542	93,459
Basic EPS	$0.12	$0.10	$0.38	$0.33

Diluted shares	93,753	94,172	93,705	94,152
Diluted EPS	$0.12	$0.10	$0.38	$0.33

Basic shares	93,572	93,643	93,542	93,459
Add: Shares issued upon assumed exercise of stock options	181	529	163	693
Diluted shares	93,753	94,172	93,705	94,152

For the three and nine month periods ended September 30, 2007, the Company was required to perform a dilution test on the Convertible Preferred Securities issued by the Capital Trust which were outstanding as of September 30, 2007.  The test considered only the total number of shares that could be issued if converted and did not consider either the conversion price or the share price of the underlying common shares. For the three and nine months ended September 30, 2007, 5,127,881 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Convertible Preferred Securities were not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust were dilutive, the interest, net of tax, related to the Capital Trust was added back to Income applicable to common stockholders for purposes of the diluted EPS calculation.

Options to purchase 6,303,389 and 5,595,522 shares of Series A Common Stock (before application of the treasury stock method), for the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $20.39 and $23.34, respectively.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Options to purchase 6,401,159 and 3,422,872 shares of Series A Common Stock (before application of the treasury stock method), for the nine months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $20.76 and $25.18, respectively.

7.    Goodwill and Intangible Assets

	September 30, 2008	December 31, 2007
	(Unaudited)
Total intangible assets subject to amortization, net	$95,617	$100,083
Intangible assets not subject to amortization – FCC licenses	2,413,257	2,413,257
Total intangible assets, net	$2,508,874	$2,513,340

Goodwill	$816,728	$816,728

Summarized below are the carrying values of intangible assets subject to amortization as of September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$80,905	$43,130	$124,035	$78,246	$45,789
Network affiliations	95,493	43,061	52,432	95,493	41,270	54,223
Other	743	688	55	743	672	71
Total intangible assets subject to amortization	$220,271	$124,654	$95,617	$220,271	$120,188	$100,083

The Company’s amortization expense for intangible assets was approximately $1.5 million and $4.5 million for the three and nine months ended September 30, 2008, respectively, and $1.7 million and $5.2 million for the three and nine months ended September 30, 2007, respectively.  Annual intangible asset amortization expense is estimated to be approximately $6.0 million in each of the next five years.

8.    Income Taxes

The income tax expense for the three and nine months ended September 30, 2008 was $5.0 million and $12.7 million, respectively, as compared to $2.1 million and $18.7 million for the three and nine months ended September 30, 2007, respectively.

The effective tax rate for the three and nine months ended September 30, 2008 was 26.7% and 23.6%, respectively, as compared to 17.0% and 36.4% for the three and nine months ended September 30, 2007, respectively. The effective tax rate for the three months ended September 2007 was affected by the reduction in the liability for uncertain tax positions due to the expiration of statutes of limitations in certain state and local jurisdictions in 2007. The effective tax rate for the nine months ended September 30, 2008 was favorably impacted by (i) the recognition of $4.6 million of net tax benefits and associated interest recorded during the second quarter as a result of the settlement of certain tax return examinations; (ii) the $2.5 million reduction in capital loss valuation allowance as a result of the utilization of the Company’s capital loss carry forwards to offset a portion of the insurance settlement gain recorded

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

during the first quarter; and (iii) $3.2 million in net tax benefits due to the expiration of statute of limitations in certain state and local jurisdictions in 2008.

At December 31, 2007, we had $38.1 million in unrecognized tax benefits and associated interest and penalties recorded in our balance sheets, as compared to $29.6 million as of September 30, 2008, after reflecting the impact of the settlement described above.  At December 31, 2007, we had valuation allowances associated with capital loss carry forwards (tax affected) of $4.5 million, expiring in 2009. In the first nine months of 2008, we utilized $2.5 million (tax effected) of the capital loss carry forwards which would have expired in 2009.

9.    Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the nine months ended September 30, 2008, the Company repurchased 49,000 shares of its outstanding Series A Common Stock for $1.1 million at an average price of $22.26. Between May 1998 and September 30, 2008, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.1 million and an average price of $24.54, leaving $182.9 million under the Board authorization.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

During the quarter ended September 30, 2008, Hearst and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. (“Hearst Broadcasting”), completed its current authorization to purchase up to eight million shares of our Series A Common Stock.  Hearst authorized these purchases in December 2007 in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes, and reached the limit of this authorization as of August 6, 2008.  Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.  During the three and nine months ended September 30, 2008, Hearst Broadcasting purchased 1.9 million and 7.6 million shares, respectively, of Series A Common Stock.  Between May 1998 (the date of Hearst’s first purchase authorization) and September 30, 2008, under these purchase authorizations Hearst purchased approximately 31.1 million shares of the Company’s Series A Common Stock.

As of September 30, 2008 and December 31, 2007, Hearst owned 81.8% and 73.7%, respectively, of the Company’s outstanding common stock.

Common Stock Dividends

During the nine months ended September 30, 2008, the Company’s Board of Directors declared a cash dividend on shares of our Series A and Series B Common Stock as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend	Hearst Portion
$0.07	March 27, 2008	April 5, 2008	April 15, 2008	$6,571	$4,992
$0.07	May 6, 2008	July 5, 2008	July 15, 2008	$6,573	$5,241
$0.07	September 22, 2008	October 5, 2008	October 15, 2008	$6,576	$5,376

10.    Preferred Stock

Under the Company’s Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share.  At each of September 30, 2008 and 2007, there was no Preferred Stock outstanding.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

11.    Related Party Transactions

Hearst.    As of September 30, 2008, Hearst owned approximately 67.4% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 81.8% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of 13 directorships of the Company’s Board of Directors. During the three and nine months ended September 30, 2008 and 2007, the Company was engaged in the following transactions with Hearst or parties related to Hearst:

•      Tax Sharing Agreement.  On October 30, 2008, the Company entered into a Tax Sharing Agreement with Hearst Holdings, Inc. as a result of the July 1, 2008 tax consolidation.  The agreement specifies the method of determining the amounts owed and timing of payments resulting from the consolidation, as well as providing for tax preparation and related services by Hearst to the Company.  For the three months ended September 30, 2008, no monies were due and payable to Hearst under the Tax Sharing Agreement.

•      Hearst Tower Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for its corporate offices.  For the three and nine months ended September 30, 2008, the Company recorded $0.4 million and $1.2 million in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•      Management Services Agreement.  The Company recorded revenue of approximately $0.8 million and $3.1 million in the three and nine months ended September 30, 2008, respectively, and $1.1 million and $4.3 million in the three and nine months ended September 30, 2007, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations.  Certain employees of these managed stations are also participants in the Company’s equity compensation plans.  The Company believes the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Intercompany Services Agreement.    The Company incurred expenses of approximately $1.7 million and $5.1 million in the three and nine months ended September 30, 2008, respectively, and $1.6 million and $5.0 million in the three and nine months ended September 30, 2007, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. The Company believes the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•      Interest Expense, Net – Capital Trust.  The Company incurred interest expense, net, related to the Series B Debentures issued to its wholly-owned unconsolidated subsidiary, the Capital Trust, of $8.6 million for the nine months ended September 30, 2008 (which included a $3.9 million premium in the second quarter to redeem the Series B Debentures in full), and $2.4 million and $7.3 million for the three and nine months ended September 30, 2007, respectively.  The Capital Trust then paid comparable amounts to its Convertible Preferred Securities holders, including Hearst, which received $1.7 million in interest payments during the nine months ended September 30, 2008.  The Company redeemed the Series B Debentures and the Capital Trust redeemed the Convertible Preferred Securities on June 23, 2008.  Hearst, whose Convertible Preferred Securities were redeemed on the same terms as the other holders, received $26.2 million in the redemption.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

•      Dividends on Common Stock.    During the nine months ended September 30, 2008 and 2007, we paid the following dividends to Hearst:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$0.07	July 15, 2008	$6,573	$5,241
$0.07	April 15, 2008	$6,571	$4,992
$0.07	January 15, 2008	$6,569	$4,846
$0.07	July 15, 2007	$6,570	$4,816
$0.07	April 15, 2007	$6,546	$4,816
$0.07	January 15, 2007	$6,523	$4,816

•      Radio Facilities Lease.    Pursuant to a lease agreement, Hearst paid us approximately $0.2 million and $0.6 million for each of the three and nine months ended September 30, 2008 and 2007. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•      Lifetime Entertainment Services.    The Company has agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time (i) the Company has assisted Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime has acted as the Company’s agent with respect to the negotiation of certain of its agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to the Company by Lifetime depend on the specific terms of these agreements and may be fixed or variable.  The Company recorded revenue from the agreements of $5.8 million and $17.2 million in the three and nine months ended September 30, 2008, respectively, and $5.3 million and $15.6 million in the three and nine months ended September 30, 2007, respectively.

•      Wide Orbit, Inc.  In November 2004, the Company entered into an agreement to license from Wide Orbit, Inc. (“Wide Orbit”) traffic sales and billing solutions software.  Hearst owns approximately 7.3% of Wide Orbit.  The Company paid Wide Orbit $0.5 million and $1.3 million in the three and nine months ended September 30, 2008, respectively, and $0.4 million and $1.2 million in the three and nine months ended September 30, 2007, respectively, under the agreement.

•      New England Cable News.  The Company’s President and Chief Executive Officer, David J. Barrett serves as Hearst’s representative on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. (“NECN”). During the quarter, Hearst paid $6,000 to the Company as compensation for his service.  In addition, two of the Company’s television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

•      Other Transactions with Hearst.    In the three and nine months ended September 30, 2008 and 2007, the Company recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of September 30, 2008, the Company owned 37.6% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) on a fully diluted basis.  The Company also has various agreements pursuant to which it has paid Internet Broadcasting $3.9 million and $8.6 million during the three and nine months ended September 30, 2008, respectively, and $3.5 million and $8.7 million during the three and nine months ended September 30, 2007, respectively.  In addition, Internet Broadcasting hosts the Company’s corporate Website for a nominal amount.  Harry T. Hawks, the Company’s Executive Vice President and Chief Financial Officer, and Roger B. Keating, the Company’s Senior Vice President, Digital Media, serve on the Board of Directors of Internet Broadcasting, for which they do not receive compensation.

Small Business Television.   The Company utilizes services of Small Business Television and related companies (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to cost concerns. In the three and nine month periods ended September 30, 2008, these sales generated revenue of approximately $0.3 million

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

and $0.8 million, respectively, of which approximately $0.1 million and $0.3 million, respectively, was distributed to SBTV. In the three and nine month period ended September 30, 2007, these sales generated revenue of approximately $0.3 million and $1.0 million, respectively, of which approximately $0.1 million and $0.5 million, respectively, was distributed to SBTV. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

Ripe Digital Entertainment.  During the second quarter of 2008, the Company invested an additional $2.5 million in Ripe Digital Entertainment, Inc. (“RDE”) in the form of a Convertible Promissory Note.  As of September 30, 2008, the Company owned 23.4% of RDE on a fully diluted basis.  The Company’s Executive Vice President and Chief Financial Officer, Harry T. Hawks, serves on the Board of Directors of RDE, for which he does not receive compensation.

Other.    In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to our financial results in the nine months ended September 30, 2008 and 2007.

12.    Retirement Plans and Other Post-Retirement Benefits

Overview

The Company maintains seven defined benefit pension plans (the “Pension Plans”) and other post-retirement benefit plans consisting of medical and life insurance (“Post Retirement Benefit Plans”), for active, retired and former employees.  In addition, the Company maintains 11 employee savings plans and participates in three multi-employer union pension plans that provide retirement benefits to certain union employees.

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

Net Periodic Pension and Post-Retirement Benefit Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three and nine months ended September 30, 2008 and 2007:

	Pension Benefits		Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$2,598	$2,645	$7,794	$7,935
Interest cost	2,972	2,700	8,916	8,100
Expected return on plan assets	(3,248)	(2,911)	(9,744)	(8,733)
Amortization of prior service cost	106	108	318	324
Amortization of net loss	419	924	1,257	2,772
Net periodic pension cost	$2,847	$3,466	$8,541	$10,398

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

The following schedule presents net periodic benefit cost for the Company’s other Post-Retirement Benefit Plans in the three and nine months ended September 30, 2008 and 2007:

	Post-Retirement Benefits		Post-Retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$21	$41	$63	$123
Interest cost	98	175	294	525
Amortization of prior service cost	(23)	10	(69)	30
Amortization of initial net obligation	—	10	—	30
Amortization of net loss	44	9	132	27
Net periodic benefit cost	$140	$245	$420	$735

Contributions

For the year ending December 31, 2008, the Company expects to contribute $2.7 million to the Pension Plans and expects to contribute approximately $0.4 million to the Post-Retirement Benefit Plans.  As of September 30, 2008 the Company has contributed $2.7 million to our Pension Plan and $0.3 million to our Post-Retirement Benefit Plans.

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

•      Volatility in programming costs, industry consolidation, technological developments, and major world events; and

•      Potential adverse effects if we are required to recognize impairment charges or other accounting-related developments.

For a discussion of additional risk factors that are particular to our business, please refer to Part I, “Item 1A. Risk Factors” of the 2007 10-K, as amended by “Item 1A. Risk Factors” in the Quarterly Report for the fiscal period ended June 30, 2008, and to Part II, “Item 1A. Risk Factors” of this report.  These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations, one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We seek to attract our television audience by providing compelling content on multiple media platforms.   We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets.  We also own 30 Websites and currently multicast 19 digital multicast channels operating weather broadcasts and an additional network affiliation.  Other multicast options are currently under review.  We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content on our stations’ Websites.  In many of our markets, we have also established a mobile presence for our stations’ Websites.  We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers.  Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations’ Internet and/or mobile Websites, enabling them to reach our audience in multiple ways.

Factors Influencing Results

•      The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption.   In certain of the local markets in which our stations operate there has been a weakening in the economic climate due to the housing market slump, subprime mortgage issues and tightening of credit markets resulting in pressure on employment, retail sales and consumer confidence.  The resulting economic downturn has impacted the automotive industry, which historically has been our largest advertising category, particularly hard.  In addition to the weakness in auto, the retail, telecommunications, restaurant, movies, paid programming and furniture advertising categories were also impacted in the third quarter of 2008.

•      Political advertising increases in even-numbered years, such as 2008, consistent with the increase in the number of candidates running for political office and the presidential election, as well as selected state and local elections.  We operate leading stations in several key election states, including New Hampshire, New Mexico, Pennsylvania and California, and as such have generated significant revenues from political advertising in the third quarter of 2008.

•      Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2008, with the alternating Winter and Summer Games occurring every two years. Our 10 NBC stations aired the 2008 Summer Olympics in August 2008.

•      During the first quarter of 2008, we reached a final settlement with our insurance carriers related to lost property, increased expenses and interrupted business at WDSU-TV in New Orleans, Louisiana, resulting from Hurricane Katrina in 2005. We received $11.5 million in the first quarter of 2008 bringing total recoveries to $16.5 million, net of deductibles, given the receipt of an advance payment of $5.0 million in the fourth quarter of 2006. The $11.5 million received in the first quarter of 2008 has been recorded as an offset to Station Operating Expenses.  The after-tax first quarter 2008 effect of the insurance settlement was a $9.3 million increase in net income.

•      On June 23, 2008, we redeemed all of our outstanding 7.5% Series B Debentures using borrowings under our existing credit facility.  As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million.  In addition, we recognized a $3.9 million redemption premium, which was included in the Interest expense, net - Capital Trust in the Consolidated Statements of Income.

Economic and Industry Trends

•      The duration of the economic downturn is unknown at this time, as is the ongoing effect on certain local market economies.  Our operating results may continue to be negatively impacted throughout the duration of the downturn.  During the fourth quarter of 2008, we will perform our annual impairment test for our goodwill and intangible assets, including FCC licenses, which represented approximately 85% of our total assets as of September 30, 2008.  During this process, we estimate the fair value of our intangible assets individually for each station using a discounted cash flow approach. Since our stations operating results are largely influenced by local economic trends, our fair value assumptions vary from market to market. Accordingly, the fair value of certain of our intangible assets may be more sensitive to the current economic downturn than others.  If the fair value of any of our intangible assets is below its net carrying value, a non-cash impairment charge could be required, which could materially affect our reported net income and our balance sheet.

•      The Federal Communications Commission (“FCC”) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current analog channel.  We currently have multicast channels broadcasting weather programs and an additional network affiliation and numerous other multicast opportunities are being reviewed.  We have also affiliated with the Open Mobile Video Coalition, which contemplates launching a mobile video service using a portion of available digital spectrum. We continue to explore alternative uses of our digital spectrum.

•      Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations.  On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent.  For the period from January 1, 2009 to December 31, 2011, we opted to negotiate retransmission consent with most of the cable systems that carry our stations.  During 2008, we began negotiating numerous retransmission consent agreements. Executed agreements have led to an increase in retransmission revenues.

•      The Satellite Home Viewer Improvement Act of 1999 (“SHVIA”) established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA.  Under SHVIA’s “carry-one, carry-all” provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA.  Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years.  We opted to negotiate retransmission consent for all of the satellite systems that carry our stations for the period from January 1, 2009 to December 31, 2011.

•      Legislation that guides the transition from analog to digital television broadcasting includes a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, we accelerated the depreciation of certain equipment that may have a shorter useful life as a result of the digital conversion.

Results of Operations

Results of operations for the three and nine months ended September 30, 2008 and 2007 include the results of our 26 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Three Months Ended September 30, 2008

Compared to Three Months Ended September 30, 2007

	For the three months ended
	2008	2007	$ Change	% Change
	(In thousands)
Total revenue	$176,212	$176,775	$(563)	-0.3%
Station operating expenses:
Salaries, benefits and other operating costs	101,841	101,831	10	0.0%
Amortization of program rights	20,280	18,679	1,601	8.6%
Depreciation and amortization	13,480	13,310	170	1.3%
Corporate, general and administrative expenses	9,151	12,534	(3,383)	-27.0%
Operating income	31,460	30,421	1,039	3.4%

Interest expense	12,840	15,926	(3,086)	-19.4%
Interest income	(38)	(555)	517	-93.2%
Interest expense, net – Capital Trust	—	2,438	(2,438)	-100.0%
Income before income taxes and equity earnings	18,658	12,612	6,046	47.9%

Income tax expense	4,976	2,138	2,838	132.7%
Equity in loss of affiliates, net of tax	2,124	733	1,391	189.8%
Net income	$11,558	$9,741	$1,817	18.7%

Total revenue.  Total revenue includes:

(i)    cash advertising revenue, net of agency and national representatives’ commissions;

(ii)   retransmission consent revenue;

(iii)  net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast weather channels;

(iv)  network compensation; and

(v)   other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended September 30,
	2008	2007	$ Change	% Change
	(In thousands)
Net advertising revenue (excluding political)	$129,489	$146,355	$(16,866)	-11.5%
Net political revenue	23,706	6,960	16,746	240.6%
Retransmission consent revenue	6,788	5,561	1,227	22.1%
Net digital media revenue	4,920	5,246	(326)	-6.2%
Network compensation	1,875	2,144	(269)	-12.5%
Other revenue	9,434	10,509	(1,075)	-10.2%
Total revenue	$176,212	$176,775	$(563)	-0.3%

Total revenue in the three months ended September 30, 2008 was $176.2 million as compared to $176.8 million in the three months ended September 30, 2007, a decrease of $0.6 million, or 0.3%. This decrease was primarily attributable to the following factors:

(i)    a $16.9 million decrease in net advertising revenue (excluding political) due to the current economic downturn in many of our local markets, which resulted in declines in the auto, retail, telecommunications, restaurant, movies, paid programming and furniture categories;

(ii)   and a $0.3 million decrease in net digital media revenue resulting from the current economic downturn; partially offset by

(iii)  a $16.7 million increase in net political advertising and

(iv)  a $1.2 million increase in retransmission consent revenue.

Salaries, benefits and other operating costs.    During the three months ended September 30, 2008, salaries, benefits and other operating costs remained flat compared to the three months ended September 30, 2007.  Higher compensation costs, news expense and programming costs were offset by a $3.0 million gain on the Nextel equipment exchange and lower spending on certain discretionary items.

Amortization of program rights.  Amortization of program rights was $20.3 million in the three months ended September 30, 2008, as compared to $18.7 million in the three months ended September 30, 2007, an increase of $1.6 million, or 8.6%. This increase was primarily due to write-downs on two of our off-network syndicated programs.

Depreciation and amortization.   Depreciation and amortization expense was $13.5 million in the three months ended September 30, 2008, as compared to $13.3 million in the three months ended September 30, 2007, a slight increase of $0.2 million, or 1.3%. Depreciation expense was $12.0 million in the three months ended September 30, 2008, as compared to $11.6 million in the three months ended September 30, 2007, an increase of $0.4 million, or 3%.  The increase in depreciation expense is primarily due to the substantial completion in 2007 of several large building projects.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $9.2 million in the three months ended September 30, 2008, as compared to $12.5 million in the three months ended September 30, 2007, a decrease of $3.4 million, or 27.0%. This decrease was primarily due to $3.6 million in legal and investment banking expenses related to the Hearst Corporation’s tender offer in the third quarter of 2007.

Interest expense.  Interest expense was $12.8 million in the three months ended September 30, 2008, as compared to $15.9 million in the three months ended September 30, 2007, a decrease of $3.1 million, or 19.5%, reflecting the repayment of $125.0 million of the 7% senior notes and $90.0 million of the 7.18% private placement notes in December 2007, offset in part by additional amounts outstanding under the revolving credit facility.

Interest expense, net – Capital Trust.  Interest expense, net – Capital Trust was $0 in the three months ended September 30, 2008, as compared to $2.4 million in the three months ended September 30, 2007.  The decrease was due to the redemption in full of the Series B Debentures on June 23, 2008.

Interest income.    Interest income was $0.04 million in the three months ended September 30, 2008, as compared to $0.6 million in the three months ended September 30, 2007, a decrease of $0.5 million, or 93%.  This decrease was due to lower cash balances in 2008 as compared to the same period in 2007.

Income tax expense.    We recorded income tax expense of $5.0 million in the three months ended September 30, 2008, as compared to $2.1 million in the three months ended September 30, 2007, an increase of $2.8 million.  This increase was primarily due to an increase in income before income taxes from $12.6 million in the three months ended September 30, 2007 to $18.7 million in the three months ended September 30, 2008.

The effective tax rate for the three months ended September 30, 2008 was 26.7% as compared to 17.0% for the three months ended September 30, 2007.  The 2007 rate was more significantly affected by the reductions in the liability for uncertain tax positions due to the expiration of statutes of limitations in certain state and local jurisdictions during the third quarter.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax was a loss of $2.1 million for the three months ended September 30, 2008, as compared to a loss of $0.7 million for the three months ended September 30, 2007, and represents our share of losses in Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) and in Ripe Digital Entertainment, Inc. (“RDE”).  Both companies have incurred losses during the third quarter of 2008.

Net income.    Net income was $11.6 million in the three months ended September 30, 2008, as compared to $9.7 million in the three months ended September 30, 2007, an increase of $1.8 million, or 18.7%.  This increase was primarily due to the items described above.

Nine Months Ended September 30, 2008

Compared to Nine Months Ended September 30, 2007

	For the nine months ended September 30,
	2008	2007	$ Change	% Change
	(In thousands)
Total revenue	$523,387	$539,177	$(15,790)	-2.9%
Station operating expenses:
Salaries, benefits and other operating costs	307,915	305,073	2,842	0.9%
Amortization of program rights	57,598	57,329	269	0.5%
Depreciation and amortization	41,799	42,492	(693)	-1.6%
Insurance settlement	(11,549)	—	(11,549)	n/a
Corporate, general and administrative expenses	27,343	29,201	(1,858)	-6.4%
Operating income	100,281	105,082	(4,801)	-4.6%

Interest expense	38,017	47,846	(9,829)	-20.5%
Interest income	(66)	(1,309)	1,243	n/a
Interest expense, net – Capital Trust	8,585	7,313	1,272	17.4%
Income before income taxes and equity earnings	53,745	51,232	2,513	4.9%

Income tax expense	12,709	18,656	(5,947)	-31.9%
Equity in loss of affiliates, net of tax	5,344	1,564	3,780	241.7%
Net income	$35,692	$31,012	$4,680	15.1%

	For the nine months ended September 30,
	2008	2007	$ Change	% Change
	(In thousands)
Net advertising revenue (excluding political)	$411,030	$458,222	$(47,192)	-10.3%
Net political revenue	41,785	13,363	28,422	212.7%
Retransmission consent revenue	19,877	16,148	3,729	23.1%
Net digital media revenue	15,487	14,282	1,205	8.4%
Network compensation	6,383	7,258	(875)	-12.1%
Other revenue	28,825	29,904	(1,079)	-3.6%
Total revenue	$523,387	$539,177	$(15,790)	-2.9%

Total revenue in the nine months ended September 30, 2008 was $523.4 million as compared to $539.2 million in the nine months ended September 30, 2007, a decrease of $15.8 million, or 2.9%. This decrease was primarily attributable to the following factors:

(i)     a $47.2 million decrease in net advertising revenue (excluding political) due to the current economic downturn in many of our local markets, which resulted in declines in the automotive, retail, telecommunications, restaurants, movies and furniture categories; partially offset by

(ii)    a $28.4 million increase in net political advertising;

(iii)   a $3.7 million increase in retransmission consent revenue; and

(iv)   a $1.2 million increase in net digital media revenue.

Salaries, benefits and other operating costs.    Salaries, benefits and other operating costs were $307.9 million in the nine months ended September 30, 2008, as compared to $305.1 million in the nine months ended September 30, 2007, an increase of $2.8 million, or 0.9%.  This increase was primarily due to:

(i)    a $5.1 million increase in compensation and employee benefits expense; and

(ii)   a $3.1 million increase in digital expenses; partially offset by

(iii)  a $3.5 million gain on Nextel equipment exchange; and

(iv)  a $1.6 million decrease in pension costs

Amortization of program rights.  Amortization of program rights was $57.6 million in the nine months ended September 30, 2008, as compared to $57.3 million in the nine months ended September 30, 2007, an increase of $0.3 million, or 0.5%.  This increase was primarily due to write-downs in the third quarter of 2008 related to two of our off-network syndicated programs.

Depreciation and amortization.   Depreciation and amortization was $41.8 million in the nine months ended September 30, 2008, as compared to $42.5 million in the nine months ended September 30, 2007, a decrease of $0.7 million, or 1.6%.  Depreciation expense was $37.3 million in the nine months ended September 30, 2008 and September 30, 2007.  Amortization expense was $4.5 million for the nine months ended September 30, 2008, as compared to $5.2 million for the nine months ended September 30, 2007, a decrease of $0.7 million, or 14%.

Insurance settlement.  During the first quarter of 2008, the Company recognized an $11.5 million insurance settlement resulting from Hurricane Katrina as an offset to Station operating expenses.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $27.3 million in the nine months ended September 30, 2008, as compared to $29.2 million in the nine months ended September 30, 2007, a decrease of $1.9 million, or 6.4%.  This decrease was primarily due to:

(i)    a $ 3.6 million decrease in legal expense due to the absence of costs related to the Hearst Corporation’s tender offer in 2007; partially offset by

(ii)   a $1.3 million increase related to employee compensation expense, a portion of which is related to our investment in our digital media initiatives.

Interest expense.  Interest expense was $38.0 million in the nine months ended September 30, 2008, as compared to $47.8 million in the nine months ended September 30, 2007, a decrease of $9.8 million, or 21%, reflecting the repayment of $125.0 million of the 7% senior notes and $90.0 million of the 7.18% private placement notes in December 2007, offset in part by additional amounts outstanding under the revolving credit facility.

Interest income.    Interest income was $0.07 million in the nine months ended September 30, 2008, as compared to $1.3 million in the nine months ended September 30, 2007, a decrease of $1.2 million, or 95%. This decrease is primarily due to lower cash balances in 2008.

Interest expense, net – Capital Trust.  Interest expense, net – Capital Trust was $8.6 million in the nine months ended September 30, 2008, as compared to $7.3 million in the nine months ended September 30, 2007, an increase of $1.3 million, due to the $3.9 million premium paid on the redemption of the Series B Debentures on June 23, 2008.

Income tax expense.    We recorded income tax expense of $12.7 million in the nine months ended September 30, 2008, as compared to $18.7 million in the nine months ended September 30, 2007, a decrease of $5.9 million. The effective tax rate for the nine months ended September 30, 2008 was 24% as compared to 36.4% for the nine months ended September 30, 2007.  This decrease was primarily due to

(i)      $4.6 million in tax benefits, as a result of the settlement of certain tax return examinations; and

(ii)     a $2.5 million tax benefit associated with the utilization of capital loss carry forwards; partially offset by

(iii)    an increase in income before income taxes of $2.5 million.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax, was $5.3 million for the nine months ended September 30, 2008 as compared to $1.6 million for the nine months ended September 30, 2007, an increase of $3.8 million.  This increase represents our share of losses in Internet Broadcasting and in RDE.  Both companies have incurred losses during 2008.

Net income.    Net income was $35.7 million in the nine months ended September 30, 2008, as compared to $31.0 million in the nine months ended September 30, 2007, an increase of $4.7 million, or 15.1%.  This increase was primarily due to the items described above.

Liquidity and Capital Resources

As of September 30, 2008, the Company’s cash and cash equivalents balance was $11.8 million, as compared to $6.0 million as of December 31, 2007.  The net increase in cash and cash equivalents of $5.8 million during the nine months ended September 30, 2008 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	Nine months ended September 30,
	2008	2007	$ Change	% Change
	(In thousands)
Net cash provided by operating activities	$126,219	$86,732	$39,487	45.5%
Net cash used in investing activities	$(22,294)	$(42,977)	$20,683	-48.1%
Net cash used in financing activities	$(98,132)	$(6,797)	$(91,335)	n/a

Cash paid for:
Interest	33,491	37,911	(4,420)	-11.7%
Interest on Note payable to Capital Trust	8,586	4,875	3,711	76.1%
Taxes, net of refunds	7,401	34,963	(27,562)	-78.8%
Purchase of property, plant and equipment, net	26,705	42,103	(15,398)	-36.6%
Dividends paid on common stock	19,713	19,640	73	0.4%
Series A Common Stock repurchases	1,091	2,270	(1,179)	-51.9%

Operating Activities

Net cash provided by operating activities was $126.2 million in the nine months ended September 30, 2008, as compared to $86.7 million in the nine months ended September 30, 2007, an increase of $39.5 million, or 46%. This increase was primarily due to:

(i)    higher levels of cash generated from political advertisements that are paid for in advance, thereby requiring a lower level of investment in accounts receivable;

(ii)   the receipt of $8.7 million of insurance proceeds in the first quarter of 2008 for business interruption and to recover the incremental expenses incurred due to Hurricane Katrina; and

(iii)  a $27.6 million decrease in cash taxes paid in 2008 compared to 2007 due to timing.

Investing Activities

Net cash used in investing activities was $22.3 million in the nine months ended September 30, 2008, as compared to $43.0 million in the nine months ended September 30, 2007, a decrease of $20.7 million, or 48%.  This decrease is primarily due to:

(i)    a decrease in capital expenditures to $26.7 million in the nine months ended September 30, 2008 from $ 42.1 million in the same period in 2007 due to the substantial completion of  several large building projects;

(ii)   the receipt of $2.9 million of insurance proceeds on property losses resulting from Hurricane Katrina in the first quarter of 2008.  In the first quarter of 2007, the Company received $1.0 million of insurance proceeds as the final payment in the settlement of a property loss claim resulting from the collapse of a tower in Omaha, NE; and

(iii)  proceeds of $4.0 million from the redemption of the Series B Debentures on June 23, 2008.

Financing Activities

Net cash used in financing activities was $98.1 million in the nine months ended September 30, 2008, as compared to net cash used in financing activities of $6.8 million in the nine months ended September 30, 2007, a change of $91.3 million. This change was primarily due to:

(i)    the redemption of the outstanding Series B Debentures in June 2008 resulting in a net debt reduction of $134 million; and

(ii)   proceeds from stock option exercises and employee stock purchases of $2.7 million in the nine months ended September 30, 2008 compared to $15.1 million in the nine months ended September 30, 2007; partially offset by

(iii)  the net borrowing of $54.0 million on our credit facility in 2008.

Credit Facility and Other Long Term Debt

The Company has a $500 million five-year unsecured revolving credit facility, which matures on April 15, 2010. The credit facility is committed by a syndicate of banks including JPMorgan Chase Bank, N.A., Bank of America, N.A., Bank of Montreal, BNP Paribas, The Royal Bank of Scotland, Mizuho Bank, Ltd., Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Bank of New York Mellon Corporation, Wachovia Bank, National Association and Calyon.  The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $295 million under the credit facility as of September 30, 2008.

As of September 30, 2008, our long-term debt obligations including the credit facility were $757.1 million and our current debt maturities totaled $90 million.  Our long-term debt obligations bear interest at fixed rates.  The Company’s credit ratings were BBB- by Standard & Poor’s and Fitch Ratings and Baa3 by Moody’s Investors Service, as of September 30, 2008.  Such credit ratings are considered to be investment grade.

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of September 30, 2008.

We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under our credit facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for the next 12 months.  We anticipate accessing one or more capital markets during 2009 to refinance some or all of the current credit facility.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of September 30, 2008, we have borrowed $295 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin.  The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.    Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended September 30, 2008.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2008.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2007 10-K, as amended by “Item 1A. Risk Factors” in the Quarterly Report for the fiscal period ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in the 2007 10-K, as amended, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes from the risk factors disclosed in the 2007 10-K, as amended, except for the following (reflecting the execution of a Tax Sharing Agreement with Hearst):

We May Encounter Conflicts of Interest with Our Controlling Stockholder

We and Hearst also have ongoing relationships that may create situations where the interests of the two parties could conflict.  For example, we and Hearst are parties to a series of agreements with each other, including

•      a Lease Agreement (whereby we lease one  floor of the Hearst Tower in Manhattan for our corporate offices);

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

•      a Tax Sharing Agreement (whereby the method of determining the amounts owed and timing of payments among other items resulting from the consolidation is confirmed, as well as tax preparation and related services by Hearst to the Company); and

•      a Services Agreement (whereby Hearst provides us certain administrative services, such as accounting, financial, legal, tax, insurance, data processing and employee benefits).

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	1,568,318	$19.57	1,568,318
August 1 – August 31	353,928	$19.71	353,928	0	(1)
September 1 – September 30	0	$0.00	0
Total	1,922,246	$19.59	1,922,246

(1) On December 6, 2007, Hearst filed an amendment to its Schedule 13D with the Securities and Exchange Commission indicating that its Board of Directors had approved the purchase of up to eight million additional shares of our Series A Common Stock in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes.  Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.  As of August 6, 2008 Hearst reached the limit of its eight million share purchase authorization.

As of September 30, 2008, Hearst beneficially owned approximately 67.4% of the Company’s outstanding Series A Common Stock and 100% of the Company’s outstanding Series B Common Stock, representing in the aggregate approximately 81.8% of our outstanding common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 31	0	N/A	0
August 1 – August 31	0	N/A	0
September 1 – September 30	0	N/A	0	$182,852,123.30	(1)
Total	0	N/A	0

(1)   In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion.  As of September 30, 2008, the Company has spent approximately $117.1 million to repurchase approximately 4.8 million shares of Series A Common Stock at an average price of $24.54. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

Item 5.    Other Information

On October 30, 2008, the Company entered into a Tax Sharing Agreement with Hearst Holdings, Inc. as a result of the July 1, 2008 tax consolidation.  The agreement specifies the method of determining the amounts owed and timing of payments resulting from the consolidation, as well as providing for tax preparation and related services by Hearst to the Company. A copy of the Tax Sharing Agreement is attached as Exhibit 10.1

On October 30, 2008, the Company entered into an employment agreement with its Executive Vice President and Chief Financial Officer, Harry T. Hawks, for a term commencing as of January 1, 2008 and ending on December 31, 2010.  For calendar year 2008, Mr. Hawks’ employment agreement provides for an annual base salary of $600,000 and a maximum bonus of 75% of the annual base salary.  For each of calendar years 2009 and 2010, the employment agreement provides for an annual base salary of $625,000 and a maximum bonus of 75% of the annual base salary.  Mr. Hawks has served as the Company’s Executive Vice President and Chief Financial Officer since February 2000, and as the Company’s Senior Vice President and Chief Financial Officer from August 29, 1997 to February 2000.  A copy of Mr. Hawks’ employment agreement is attached as Exhibit 10.4.

Item 6.    Exhibits

(a) Exhibits:

10.1	Tax Sharing Agreement, dated as of October 30, 2008, between the Company and Hearst Holdings, Inc.

10.2

Amendment No. 3 to Retransmission Rights Agency Agreement, dated as of October 17, 2008, between the Company and Lifetime Entertainment Services. Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC on October 31, 2008. We have filed the redacted material separately with the SEC.

10.3

Amended and Restated Digital Retransmission Consent Agreement, dated as of January 1, 2009, between the Company and Comcast Cable Communications, LLC. Portions of this agreement have been redacted pursuant to a request for confidential treatment submitted to the SEC on October 31, 2008. We have filed the redacted material separately with the SEC.

10.4	Employment Agreement between the Company and Harry T. Hawks, executed October 30, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, General Counsel and Secretary

Dated:	October 31, 2008

Name

Title

Date

/S/ HARRY T. HAWKS	Executive Vice President	October 31, 2008
Harry T. Hawks	and Chief Financial Officer
(Principal Financial Officer)

/S/ LYDIA G. BROWN	Corporate Controller	October 31, 2008
Lydia G. Brown	(Principal Accounting Officer)