Form 10-K
period 2008-12-31
HEARST ARGYLE TELEVISION INC
filed 2009-02-27
CIK 949536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company. Yes ☐    No ☑

         The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates on June 30, 2008 based on the closing price for the registrant's Series A Common Stock on such date as reported on the New York Stock Exchange (the "NYSE"), was approximately $127,281,312.

         Shares of the registrant's Common Stock outstanding as of February 17, 2009: 93,672,572 shares (consisting of 52,373,924 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement relating to the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14).

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

  •
  Changes in advertising trends and our advertisers' financial condition;

  •
  Our ability to service and refinance our outstanding debt and meet our liquidity needs;

  •
  Competition for audience, programming and advertisers in the broadcast television markets we serve;

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

 HEARST-ARGYLE TELEVISION, INC.
2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

General

        Hearst-Argyle Television, Inc. (the "Company" or "we") is one of the country's largest independent, or non-network-owned, television station groups. Headquartered in New York City, we own or manage 29 television stations reaching approximately 20.7 million television households in the United States, representing approximately 18.1% of all U.S. television households. Our 13 owned and managed ABC-affiliated television stations, which reach 8.9% of U.S. television households, represent the largest ABC affiliate group. Our 10 NBC-affiliated television stations, which reach 7.3% of U.S. television households, represent the second largest NBC affiliate group. We own two CBS-affiliated television stations, one CW station and one MyNetworkTV station, and we also manage one CW station and one independent station owned by The Hearst Corporation ("Hearst"). In four of our markets, Boston, Sacramento, Orlando and Kansas City, we operate duopolies, or two television stations in one market. Our primary objective is to maximize the profitability of our media properties by optimizing audience ratings and advertising revenues. We believe that local news leadership, the effective showcasing of network and syndicated programs, and serving our local communities, drive market-competitive ratings, revenue share and station and website profitability. We are a leader in the convergence of local broadcast television and the Internet. Our stations' websites, which are part of a nation-wide group of websites operated and hosted by Internet Broadcasting Systems, Inc., provide news, weather, community information, user-generated content and entertainment content to our audience. Our stations' websites attracted a combined average of approximately 18.6 million unique viewers per month and generated approximately 168 million average page views per month during 2008. We also have a companion mobile ("WAP") site for each of our markets in which our web offering is tuned for viewing over mobile devices. Further, as part of our ongoing initiative to explore additional uses of our digital spectrum, our stations broadcast additional channels on a multicast stream in addition to their main digital channel in 20 of our markets. We also manage two radio stations which are owned by Hearst.

        We provide, through our local television stations, a variety of programming to our local communities. Our programming includes three main components:

  •
  programs produced by networks with which we are affiliated, such as ABC's Desperate Housewives, NBC's Law and Order and CBS' CSI: Crime Scene Investigation, and special event programs like The Academy Awards and the Olympics;

  •
  programs that we produce at our stations, such as local news, weather, sports and entertainment; and

  •
  first-run syndicated programs that we license, such as The Oprah Winfrey Show and Entertainment Tonight.

        In keeping with our commitment to serve the public interest of the local communities in which we operate, our television stations and websites also provide public service announcements and political coverage and sponsor community service projects and other public service initiatives.

        Our primary source of revenue is the sale of available inventory of our stations' air time and sponsorships on our websites to local and national advertisers. We seek to attract advertising customers and increase our advertiser base by delivering mass audiences in key demographics, as measured by Nielsen Media Research. We also seek to attract and grow our audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information and entertainment content on our stations' websites. We invite visitors to these sites to enter into the dialogue about newsworthy community events by encouraging them to comment on specific stories or to submit newsworthy photos or videos. We also have a companion mobile ("WAP") site for each of our markets in which our web offering is tuned for viewing over mobile devices. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile websites, enabling them to reach our audience in multiple ways.

        We believe that excellence in news coverage is a key determinant to developing a loyal audience, which is crucial to a station's competitive, operational and financial success. We focus on the coverage of local and national issues, breaking news, accurate and timely forecasting of local weather conditions and the latest information at times of emergencies, as well as coverage of political issues, candidates, debates, and elections. Our stations typically rank either first or second (in total household ratings and by share of demographic audience, adults aged 25-54) in local morning and evening news programs. In addition, our television stations have been recognized with numerous local, state and national awards for outstanding news coverage. Our stations have received numerous honors in recent years, including consecutive Walter Cronkite Awards bestowed by the University of Southern California's Annenberg School for Communication, Edward R. Murrow Awards, George Foster Peabody Awards, Alfred I. duPont Columbia Awards, National Headliner Awards, the NAB Service to America Award, as well as numerous state and local Emmy and Associated Press honors.

        We believe that capitalizing on the opportunities afforded the television industry by digital media is important to our future success. Specifically we seek to expand the availability of our content to multiple platforms, such as on-air (through digital multicasting), on-line (through streaming on broadband and video-on-demand), and on mobile and other portable devices. We also seek to expand distribution of our local content through operating agreements with other content providers, such as CNN and YouTube. We devote substantial energy and resources to developing these internal digital media initiatives, and consider investment opportunities in companies which we believe are well-positioned for emerging trends in digital media, as well.

        For the year ended December 31, 2008, we had revenue of $720.5 million. We also had 3,327 employees and operated in 25 U.S. markets. Information about our financial results is discussed under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 34, and presented under Item 8 "Financial Statements and Supplementary Data" beginning on page 53.

        The Company is incorporated under the laws of the State of Delaware. Our principal executive offices are located at 300 West 57th Street, New York, New York 10019, and our main telephone number at that address is (212) 887-6800. Our Series A Common Stock is listed on the New York Stock Exchange under the ticker symbol "HTV".

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

        We also have a strategic equity investment in Internet Broadcasting Systems, Inc. ("Internet Broadcasting"). Each of our stations has a website for which certain services and content are produced and managed by Internet Broadcasting. Our stations' websites typically provide news, weather, community information, user-generated content and entertainment content. These websites are part of a nation-wide network of local websites that we and Internet Broadcasting have built with other television station groups. The Internet Broadcasting network provides local Internet coverage of 60 markets, reaching 63% of U.S. households. We also have a strategic equity investment in Ripe Digital Entertainment, Inc. ("RDE"), which produces advertising-supported free digital video-on-demand program services for distribution via multiple platforms, including digital cable, broadband, and portable devices.

        As of February 17, 2009, Hearst owned, through its wholly-owned subsidiaries, Hearst Holdings, Inc., a Delaware corporation ("Hearst Holdings"), and Hearst Broadcasting, Inc., a Delaware corporation ("Hearst Broadcasting"), 100% of the issued and outstanding shares of our Series B Common Stock, par value $.01 per share, (the "Series B Common Stock," and together with our Series A Common Stock, par value $.01 per share, the "Series A Common Stock," the "Common Stock") and approximately 67.3% of the issued and outstanding shares of our Series A Common Stock, representing in the aggregate approximately 81.6% of the outstanding voting power of our Common Stock (except with regard to the election of directors, which is discussed below). Because of Hearst's ownership, we are considered a "controlled company" under New York Stock Exchange rules, and, as of July 1, 2008, we file tax returns with Hearst on a consolidated basis.

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

The Stations

        We own 26 television stations. In addition, we manage three television stations (WMOR-TV in Tampa, Florida, WPBF(TV) in West Palm Beach, Florida and KCWE(TV) in Kansas City, Missouri) and two radio stations (WBAL(AM) and WIYY(FM) in Baltimore, Maryland), all of which are owned by Hearst. In four of our markets, Boston, Sacramento, Orlando and Kansas City, we operate duopolies, or two television stations in one market. Of the 29 television stations we own or manage, 20 are in the top 50 of the 210 generally recognized geographic designated market areas ("DMAs") according to Nielsen Media Research ("Nielsen") estimates for the 2008-2009 television broadcasting season.

        The following table sets forth certain information for each of our owned and managed television stations as of December 31, 2008:

Station	Market	Market Rank(1)	Network Affiliation(2)	Analog Channel		Digital Channel(3)	Percentage Of U.S. Television Households(4)
WCVB	Boston, MA	7	ABC	5		20	2.105%
WMUR	Manchester, NH(5)	7	ABC	9		59	—
WMOR	Tampa, FL	13	IND	32		19	1.592%
WESH	Orlando, FL	19	NBC	2		11	1.281%
WKCF	Orlando, FL(6)	19	CW	18		17	—
KCRA	Sacramento, CA	20	NBC	3		35	1.223%
KQCA	Sacramento, CA(7)	20	MNT	58		46	—
WTAE	Pittsburgh, PA	23	ABC	4		51	1.010%
WBAL	Baltimore, MD	26	NBC	11		59	0.963%
KMBC	Kansas City, MO	31	ABC	9		7	0.819%
KCWE	Kansas City, MO(8)	31	CW	29		31	—
WLWT	Cincinnati, OH	34	NBC	5		35	0.800%
WISN	Milwaukee, WI	35	ABC	12		34	0.791%
WYFF	Greenville, SC	36	NBC	4		59	0.750%
WPBF	West Palm Beach, FL	38	ABC	25		16	0.681%
WGAL	Lancaster, PA	41	NBC	8		58	0.646%
KOAT	Albuquerque, NM	44	ABC	7		21	0.602%
KOCO	Oklahoma City, OK	45	ABC	5		7	0.600%
WXII	Greensboro, NC	46	NBC	12		31	0.599%
WLKY	Louisville, KY	50	CBS	32		26	0.583%
WDSU	New Orleans, LA	53	NBC	6		43	0.527%
KCCI	Des Moines, IA	71	CBS	8		31	0.378%
KITV	Honolulu, HI	72	ABC	—	(9)	40	0.376%
KETV	Omaha, NE	76	ABC	7		20	0.360%
WMTW	Portland-Auburn, ME	77	ABC	8		46	0.359%
WAPT	Jackson, MS	90	ABC	16		21	0.292%
WPTZ/WNNE	Plattsburgh, NY/	93	NBC	5/31	(10)	14/25	0.289%
	Burlington, VT
KHBS/KHOG	Fort Smith/	100	ABC	40/29		21/15	0.260%
	Fayetteville, AR
KSBW	Monterey-Salinas, CA	124	NBC	8		10	0.197%

	TOTAL						18.083%

(1)
Television market rank is based on the relative size of the DMAs (defined by Nielsen as geographic markets for the sale of national "spot" and local advertising time) among the 210 generally recognized DMAs in the United States, based on Nielsen estimates for the 2008-2009 season.

(2)
ABC refers to the ABC Television Network; CBS refers to the CBS Television Network; IND refers to an independent station not affiliated with a network; NBC refers to the NBC Television

  Network; CW refers to The CW Network, formed by the 2006 merger of the UPN and WB networks; MNT refers to MyNetworkTV, launched in 2006 by the Fox Broadcasting Company.

(3)
Our television stations are required to transition from analog television service to digital television. In February 2009, the deadline for the digital transition was extended from February 17, 2009 to June 12, 2009, and as explained below in footnotes 9 and 10, KITV, WPTZ, and WNNE have already transitioned. At the end of the transition, each station must operate with only one digital channel; however, this channel may be subdivided into several sub-channels containing different content. In 2005, each station was required to elect a channel for operation after the digital transition. The elected channel is either the station's analog channel, current digital channel, or it may be a new channel. The FCC has approved the preferred channel election for each of our stations. Notwithstanding a station's ultimate digital channel, during and after the digital transition, stations may maintain their local brand identification associated with their analog channel number through use of the Program and System Information Protocol ("PSIP"). In general and as required by the FCC, PSIP works in conjunction with digital receivers and associates a station's digital channel with the station's analog channel number. For example, WCVB, which operates on analog channel 5 and digital channel 20, uses channel 5 as its "major" PSIP channel, and viewers access the station's digital channel by tuning to channel 5 on their digital receivers. Due to PSIP, the fact that WCVB's digital station technically operates on channel 20 is not apparent to the viewer.

(4)
Based on Nielsen estimates for the 2008-2009 season.

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

(9)
KITV (and its satellite stations KMAU and KHVO) transitioned to digital on January 15, 2009, as part of a market-wide effort designed to facilitate an early test of the transition.

(10)
WPTZ and WNNE terminated regular analog programming on February 17, 2009, but each will continue to broadcast an analog signal providing DTV transition and emergency information, as well as local news and public affairs programming until at least April 18, 2009.

        The following table sets forth certain information for each of our managed radio stations:

Station	Market	Market Rank(1)	Format
WBAL(AM)	Baltimore, MD(2)	21	News/Talk
WIYY(FM)	Baltimore, MD(2)	21	Rock

(1)
Radio market rank is based on the relative size of the Metro Survey Area (defined by Arbitron as generally corresponding to the Metropolitan Statistical Areas, defined by the U.S. Office of Management and Budget) for Arbitron's Fall 2008 Radio Market Report. Arbitron market rankings may differ from Nielsen market rankings.

(2)
We manage WBAL(AM) and WIYY(FM) under a management agreement with Hearst.

        We have an option to acquire WMOR-TV and KCWE(TV) from Hearst, at their fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters (and we may withdraw any option exercise after we receive the third-party appraisal). However, if Hearst elects to sell either station during the option period, we will have a right of first refusal to acquire that station substantially on the terms agreed upon between Hearst and the potential buyer. We also have a right of first refusal to purchase WPBF(TV) if Hearst proposes to sell the station to a third party We will exercise any option or right of first refusal related to these properties by action of our independent directors. The option periods and the rights of first refusal expire on December 31, 2009.

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

        ABC.    The term of each affiliation agreement for our ABC-affiliated stations—WCVB, WMUR, WTAE, KMBC, WISN, WPBF, KOCO, KOAT, KITV, WMTW, KETV, WAPT and KHBS/KHOG—is for a period of five years, expiring December 31, 2009. We will negotiate renewal agreements during 2009, and renewal terms are not presently known.

        NBC.    The term of the affiliation agreement for our NBC-affiliated stations—KCRA, WESH, WBAL, WLWT, WYFF, WGAL, WDSU, WXII, WPTZ/WNNE and KSBW—is for a period of nine years, six months, expiring December 31, 2009. We will negotiate renewal agreements during 2009, and renewal terms are not presently known.

        CBS.    The term of each affiliation agreement for our CBS-affiliated stations—WLKY and KCCI—is for a period of ten years, expiring June 30, 2015.

        CW.    The term of each affiliation agreement for our CW-affiliated stations—WKCF and KCWE—is for a period of five years, expiring September 18, 2011.

        MyNetworkTV.    The initial term of KQCA's MyNetworkTV affiliation agreement was for a period of 2 years, expiring September 5, 2008. The Company renewed the affiliation agreement for the 2009/2010 programming season. On February 9, 2009, MyNetworkTV announced that it was moving to a "programming service model" for the fall 2009 programming season, which would effectively decrease their programming schedule from 12 hours per week to ten. We are currently evaluating alternatives with respect to our MyNetworkTV affiliation.

Digital Media Initiatives

        Digital technology presents opportunities for the Company to deliver content on multiple platforms. In addition to our traditional television news broadcasts, we distribute content on-air through digital multicasting, on-line through streaming on broadband and video-on-demand on our and our content partners' websites, and on mobile and other portable devices. We continually seek to expand and enhance our multicasting, Internet and mobile content offerings to meet the changing needs of our audience and, ultimately, to attract advertisers.

        As part of our ongoing initiative to explore additional uses of our digital spectrum, our stations broadcast additional channels on a multicast stream in addition to their main digital channel in 20 of our markets. We broadcast a mix of locally branded, 24-hour weather channels and 24-hour, national entertainment program services.

        We and other television station groups have entered into operating agreements with Internet Broadcasting to operate a nation-wide network of local websites. The Internet Broadcasting network, which covers 60 markets and reaches 63% of U.S. households, attracted on the average approximately 53 million monthly unique viewers and generated approximately 5.9 billion total page views during 2008, according to WebTrends. Our stations' local websites are part of this national network, for which Internet Broadcasting provides content, production and management services on their technology platform. Our stations' websites provide news, weather, community information, user-generated content and entertainment content, including live video streams of breaking news events and access to on-demand video clip archives. Our stations' websites attracted a combined average of approximately 18.6 million monthly unique viewers and generated approximately 2.0 billion total page views during 2008, according to WebTrends. These figures represent 27% and 17% growth, respectively, from 2007.

        In addition to publishing our content on-line through our operating agreements with Internet Broadcasting, we deliver various forms of content optimized for wireless and portable devices in all of our markets. We have a companion mobile ("WAP") site for each of our markets in which our web offering is tuned for viewing over mobile devices. We are rolling out an iPhone-friendly version of these mobile sites and we have begun to post video clips to these sites for viewing on the mobile platform. We are also working with a coalition of two dozen broadcasting companies, called the Open Mobile Video Coalition, to propagate a new transmission standard which will be used to transmit TV signals directly to mobile and portable devices, and have announced plans to begin transmitting "mobile DTV" in our Orlando market by the end of 2009.

        In July 2005, we made an equity investment in Ripe Digital Entertainment, Inc. ("RDE"). RDE was formed in 2003 to create advertising-supported, free, digital video-on-demand program services, consisting primarily of short-form entertainment content. Since October 2005, RDE has launched RipeTV, OctaneTV and FlowTV, three program services that target men aged 18-34 and are available for distribution via multiple platforms, including digital cable, broadband, and portable devices. RDE's programs are currently carried on the video-on-demand tiers of both Comcast's and Time Warner's cable services.

        We have also expanded the distribution of our local content through operating agreements with other content providers. For example, CNN and our national network of Internet websites operated by Internet Broadcasting have signed a content-sharing agreement in which local content from Internet Broadcasting's national network, including our websites, is integrated into CNN.com. In addition, we and Google have an arrangement to distribute video news content from many of our stations on partner channels we have launched on YouTube. Content-sharing arrangements such as these enable us to reach new demographics and further expand distribution channels for our local news content.

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

        Revenue.    Television station revenue is derived primarily from local, regional and national advertising and, to a lesser extent, from retransmission revenue (consisting of fees paid to us by multi-channel, video program distributors ("MVPDs") as compensation for retransmitting our stations' signals), network compensation and other sources. Advertising rates are set based upon a variety of factors, including

  •
  a program's popularity among the viewers an advertiser wishes to attract, as measured by a station's ratings and audience share among particular demographic groups;

  •
  the number of advertisers competing for the available time;

  •
  the size and demographic makeup of the market served by the station; and

  •
  the availability of alternative advertising media in the market.

Competition

        General.    Competition in the television industry takes place on three primary levels:

  •
  competition for audience;

  •
  competition for programming; and

  •
  competition for advertisers.

        Competition for Audience.    We compete for audience on the basis of program popularity. Programming consists not only of our locally-produced news, public affairs and entertainment programming, but syndicated and network programming as well. The popularity of our programming has a significant effect on the rates we can charge our advertisers. In addition, although the commercial television broadcast industry historically has been dominated by the broadcast networks ABC, NBC, CBS and FOX, other broadcast and non-broadcast networks and programming originated to be distributed solely via MVPDs, such as cable and satellite systems, have become significant competitors for the broadcast television audience.

        In addition, while we stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content, on our stations' websites, and have established a mobile presence in certain of our markets, we increasingly compete for audience with other content providers who operate on these platforms as well.

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

        Competition for Advertisers.    Broadcast television stations compete for advertising revenues with other broadcast television stations, as well as with a variety of other media, such as newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories, direct mail, the Internet and MVPDs serving the same market. A station's competitive advantage in attracting advertisers is in large part determined by the ratings success of its programming.

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

        In addition, the Company derives a material portion of its ad revenue from the automotive industry. An increase or decrease in revenue from this category therefore has a disproportionate impact on our operating results. Approximately 21% and 26% of the Company's total revenue came from the automotive category in 2008 and 2007, respectively. The automotive industry is particularly affected by the ongoing economic recession and tightness in the credit markets, which has adversely affected automotive sales and auto advertising budgets in turn. If the economic recession persists or worsens through 2009 and beyond, our advertising revenue from the auto category may continue to decline. Although such a decline would lessen the relative proportionate impact of the auto category, it nonetheless would represent a decrease in our total revenue and therefore a negative impact on our operating results.

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

        The Communications Act prohibits the assignment of a license or the transfer of control of a license without the FCC's prior approval. The FCC also regulates matters such as television station ownership, network-affiliate relations, cable and DBS systems' carriage of television station signals, carriage of syndicated and network programming on distant stations, political advertising practices, and obscene and indecent programming. In recent years, the FCC and Congress have increased their regulatory focus on indecency, which may impact certain of our programming decisions. The FCC also regulates certain aspects of the operation of cable television systems, direct broadcast satellite ("DBS") systems and other electronic media that compete with broadcast stations.

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

        The following table provides the expiration dates for the full power station licenses of our owned and managed television stations:

Station	Market	Expiration of FCC License
WCVB	Boston, MA	April 1, 2007*
WMUR	Manchester, NH(1)	April 1, 2007*
WMOR	Tampa, Fl	February 1, 2013
WESH	Orlando, FL	February 1, 2013
WKCF	Orlando, FL	February 1, 2013
KCRA	Sacramento, CA	December 1, 2014
KQCA	Sacramento, CA	December 1, 2014
WTAE	Pittsburgh, PA	August 1, 2015
WBAL	Baltimore, MD	October 1, 2012
KMBC	Kansas City, MO	February 1, 2014
KCWE	Kansas City, MO	February 1, 2014
WLWT	Cincinnati, OH	October 1, 2013
WISN	Milwaukee, WI	December 1, 2013
WYFF	Greenville, SC	December 1, 2012

Station	Market	Expiration of FCC License
WPBF	West Palm Beach, FL	February 1, 2013
WGAL	Lancaster, PA	August 1, 2015
KOAT	Albuquerque, NM	October 1, 2014
KOCT (satellite station of KOAT)**	Carlsbad, NM	October 1, 2014
KOVT (satellite station of KOAT)**	Silver City, NM	October 1, 2014
KOCO	Oklahoma City, OK	June 1, 2014
WXII	Greensboro, NC	December 1, 2012
WDSU	New Orleans, LA	June 1, 2013
WLKY	Louisville, KY	August 1, 2013
KITV	Honolulu, HI	February 1, 2015
KHVO (satellite station of KITV)**	Hilo, HI	February 1, 2015
KMAU (satellite station of KITV)**	Wailuku, HI	February 1, 2015
KCCI	Des Moines, IA	February 1, 2014
WMTW	Portland-Auburn, ME	April 1, 2015
KETV	Omaha, NE	June 1, 2014
WAPT	Jackson, MS	June 1, 2013
WPTZ	Plattsburgh, NY	June 1, 2015
WNNE (satellite station of WPTZ)**	Burlington, VT	April 1, 2015
KHBS	Fort Smith, AR	June 1, 2013
KHOG (satellite station of KHBS)**	Fayetteville, AR	June 1, 2013
KSBW	Monterey-Salinas, CA	December 1, 2014

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

        Ownership Regulation.    The Communications Act and FCC rules limit the ability of individuals and entities to have ownership or other attributable interests in certain combinations of broadcast stations and other media. The FCC's currently effective ownership rules that are material to our operations are summarized below:

  •
  Local Television Ownership.  Under the FCC's local television ownership (or "duopoly") rule, a party may own multiple television stations without regard to signal contour overlap provided they are located in separate Nielsen DMAs. In addition, the rules permit parties to own up to two TV stations in the same DMA so long as (1) at least one of the two stations is not among the top four-ranked stations in the market based on audience share at the time an application for approval of the acquisition is filed with the FCC, and (2) at least eight independently owned and operating full-power commercial and non-commercial television stations would remain in the market after the acquisition. In addition, without regard to the number of remaining or independently owned television stations, the FCC will permit television duopolies within the same DMA so long as the Grade B signal contours of the stations involved do not overlap. Stations designated by the FCC as "satellite" stations, which are full-power stations that typically rebroadcast the programming of a "parent" station, are exempt from the local television ownership rule. Also, the FCC may grant a waiver of the local television ownership rule if one of the two television stations is a "failed" or "failing" station or if the proposed transaction would result in the construction of a new television station. We are currently in compliance with the local television ownership rule.

  •
  National Television Ownership Cap.  The Communications Act, as amended in 2004, limits the number of television stations one entity may own nationally. Under the rule, no entity may have an attributable interest in television stations that reach, in the aggregate, more than 39% of all U.S. television households.

    The FCC currently discounts the audience reach of a UHF station by 50% when computing the national television ownership cap. Further, for entities that have attributable interests in two stations in the same market, the FCC counts the audience reach of the stations in that market only once in computing the national ownership cap. The propriety of the UHF discount, particularly when the national transition to digital television is complete, may be the subject of further administrative proceedings, but the discount currently remains in effect.

  •
  Dual Network Rule.  The dual network rule prohibits a merger between or among any of the four major broadcast television networks—ABC, CBS, FOX and NBC.

  •
  Media Cross-Ownership.  The FCC revised its newspaper/broadcast cross-ownership rule in December 2007; however, the revised rule is now subject to appellate court review. The FCC historically has prohibited the licensee of a radio or TV station from directly or indirectly owning, operating, or controlling a daily newspaper if the station's specified service contour encompasses the entire community where the newspaper is published. Under the revised rule, newspaper/broadcast cross-ownership would nonetheless be permissible if (i) the market at issue is one of the 20 largest DMAs; (ii) the transaction involves the combination of only one major daily newspaper and only one television or radio station; (iii) where the transaction involves a television station, at least eight independently owned and operating major media voices (major newspapers and full-power television stations) would remain in the DMA following the transaction and (iv) where the transaction involves a television station, that station is not among the top four-ranked stations in the DMA. For all other proposed newspaper/broadcast transactions, the FCC's historic prohibition generally would remain in place.

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

  •
  any equity interest in a limited partnership or limited liability company, unless properly "insulated" from management activities; and

  •
  equity and/or debt interests which in the aggregate exceed 33% of a licensee's total assets (or, where the entity in which the interest is held is an "eligible entity", either 50% of combined equity and debt or 80% of the total debt when the debt holder holds no equity interest), if the interest holder supplies more than 15% of the station's total weekly programming, or is a same-market broadcast company, cable operator or newspaper (the "equity/debt plus" standard).

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

        Digital Television Service.    The Communications Act and the FCC require television stations to transition from analog television service to digital television service. In February 2009 the deadline for the digital transition was extended from February 17, 2009 to June 12, 2009. Despite the extension, some stations have already transitioned or will transition to digital in advance of June 12, 2009. Our Company's stations in Hawaii transitioned to digital on January 15, 2009, as part of a market-wide effort designed to facilitate an early test of the transition and this effort was done in coordination with the FCC. Also, together with the other stations in the Burlington-Plattsburgh market, WPTZ and WNNE terminated regular analog programming on February 17, 2009, but each will continue to broadcast an analog signal providing DTV transition and emergency information, as well as local news and public affairs programming until at least April 18, 2009. Until the end of the transition, in general, stations are required to operate both analog and digital facilities and broadcast public service announcements and other messages to educate the public about the transition to digital television.

        Cable and Satellite Carriage of Local Television Signals.    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to carry the primary signals of local commercial television stations. The 1992 Cable Act also prohibits cable operators and other MVPDs from retransmitting a broadcast signal without obtaining the station's consent. On a cable system-by-cable system basis, a local television broadcast station must make a choice once every three years whether to proceed under the "must carry" rules or to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent to permit the cable system to carry the station's signal, in most cases in exchange for some form of consideration from the cable operator. In 2008, we made cable carriage elections for the three-year period January 1, 2009 to December 31, 2011. We opted to negotiate retransmission consent with most of the cable systems that carry our stations, and have concluded agreements with the majority of our cable systems (as measured by subscriber base) as of December 31, 2008.

        The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry all" provision, a direct broadcast satellite system generally is required to retransmit the primary signal of all local television stations in a DMA if the system chooses to retransmit the primary signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. In 2008, we made satellite carriage elections for the three-year period January 1, 2009 to December 31, 2011. We opted to negotiate retransmission consent for all satellite systems that carry our stations, and we already have existing agreements in place with the satellite systems.

        In 2007, the FCC ruled that cable systems must ensure that all cable subscribers—including those with analog television sets—continue to be able to view all must-carry broadcast stations after the digital transition date. After the transition, cable systems may either (i) carry digital television signals in analog format (in addition to carrying the signals in digital format) or (ii) carry the signals only in digital format provided that subscribers are provided the necessary equipment to view the digital signals. In March 2008, the FCC ruled that after the digital transition, satellite systems are required to carry a station's digital broadcast signal. During the digital transition period, cable operators and satellite systems are not required to carry a station's digital signal in addition to the analog signal. Both during and after the digital transition, cable operators and satellite carriers are not required to carry multicast programming streams that we may create using our digital spectrum. Nonetheless, we have retransmission consent agreements with a number of cable operators and satellite carriers that require carriage of the analog and, in certain cases, digital programming streams of our stations.

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

        The FCC's indecency regulation has been the subject of court review. In November 2008, the U.S. Supreme Court heard oral argument in connection with its review of a decision by the U.S. Court of Appeals for the Second Circuit which held that the FCC's policy concerning "fleeting expletives" was legally flawed. In July 2008, the U.S. Court of Appeals for the Third Circuit overturned the FCC's 2006 decision to fine CBS owned and operated stations $550,000 for the Janet Jackson "wardrobe malfunction" incident during the 2004 Super Bowl halftime show. In November 2008, the FCC asked the U.S. Supreme Court to review the Third Circuit's decision.

        On February 19, 2008, the FCC fined certain ABC stations, including four of our ABC-affiliated stations (KETV, KOCO, WAPT and WISN), each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. The ABC Network and its affiliate, including our affected stations, have appealed the FCC's decision to the U.S. Court of Appeals for the Second Circuit and oral argument was held on February 5, 2009. Over the past few years, the Company has responded to other FCC inquiries concerning alleged indecent programming on KCCI, WPTZ, KHBS, KHOG and WLWT. Those inquires remain pending.

Employees

        As of December 31, 2008, we had approximately 2,890 full-time employees and 437 part-time employees. A total of approximately 901 of our employees are represented by five unions (the American Federation of Television and Radio Artists, the International Brotherhood of Electrical Workers, the International Alliance of Theatrical Stage Employees, the Directors Guild of America, and the National Association of Broadcast Electrical Technicians). We have not experienced any significant labor problems, and believe that our relations with our employees are satisfactory.

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

        Our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, our Audit Committee Charter and our Compensation Committee Charter are also posted to the corporate governance section of our Internet site. In addition, you may obtain a free copy of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, or our Board committee charters that we file on our Internet site by writing to us at Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019, Attention: Corporate Secretary.

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

We Depend Upon Network Affiliation Agreements

        Each of the television stations we own or manage is a party to a network affiliation agreement giving such station the right to rebroadcast programs transmitted by the network, except WMOR-TV, in Tampa, Florida, which operates as an independent station. These affiliations are valuable to us because programs provided by the major networks are typically the most popular with audiences, which increases our ability to attract viewers to our programs, including our local newscasts. In exchange for giving us the right to rebroadcast their programs, the networks have the right to sell a substantial majority of the advertising time during such broadcasts. Thirteen of our stations are parties to affiliation agreements with ABC, 10 with NBC, two with CBS, two with CW and one with MyNetworkTV. In addition, because networks increasingly distribute their programming on other platforms, such as the Internet or portable devices, they may become less reliant upon their affiliates to distribute their programming, which could put us at a disadvantage in future contract negotiations. Our affiliation agreements with both NBC and ABC expire on December 31, 2009. If we fail to renew any of our network affiliation agreements, or if we renew them on less favorable programming terms than we presently have, the viewership of our stations could decline, which would adversely impact our ability to sell advertising, which could materially decrease our revenue and operating results.

We Depend Upon Networks for Programming

        Our viewership levels, and ultimately advertising revenues, for each station are materially dependent upon programming which is either supplied to us by the networks or purchased by us. First, programming which the networks provide to us may not achieve or maintain satisfactory viewership levels. Specifically, because 23 of our 29 owned or managed stations are ABC or NBC affiliates, if ABC or NBC network programming fails to generate satisfactory ratings, our revenues may be adversely affected. In addition, the future of newer networks such as CW and MyNetworkTV is uncertain; if these networks do not succeed, there is no assurance that we will be able to obtain successful programming for our two stations who are affiliated with these networks. Second, networks are increasingly distributing their programming on other platforms such as the Internet or portable devices, which could dilute the value of our programming line up. While our affiliation agreements currently provide us the right to air the first run of network programs (i.e., before it is distributed over other platforms), there can be no assurance that we will continue to have first run rights in the future.

        We also purchase syndicated programming to supplement the shows supplied to us by the networks. Generally, however, before we purchase syndicated programming for our stations, this programming must first be cleared in the largest television markets—New York, Los Angeles and Chicago. Network owned and operated stations in those markets typically determine which syndicated shows will be brought to market, and therefore dictate our options for syndicated programs. If those stations do not launch new shows for the national marketplace, or if the shows that they launch, and which in turn we acquire, fail to generate satisfactory ratings, our viewership levels may decrease and our revenues may be adversely affected.

Increased Programming Costs Could Adversely Affect Our Business and Operating Results

        Television programming is one of our most significant operating cost components. We may be exposed in the future to increased programming costs. Should such an increase in our programming expenses occur, it could have a material adverse effect on our operating results. In addition, television networks have been seeking arrangements with their affiliates to share the networks' programming costs and to change the structure of network compensation, including eliminating compensation to affiliates and seeking reverse compensation, or payment from affiliates in consideration for the network's programming. If we become party to an arrangement whereby we share our networks' programming costs, our programming expenses would increase further. In addition, we usually acquire syndicated programming rights two or three years in advance and acquiring those rights may require multi-year commitments, making it difficult to predict accurately how a program will perform. In some instances, we must replace programs before their costs have been fully amortized, resulting in write-offs that increase station operating costs. An increase in the cost of news programming and content or in the costs for on-air and creative talent may also increase our expenses, particularly during events requiring extended news coverage, and therefore adversely affect our business and operating results. Finally, cable distributors are increasingly competing with us or the networks with which we are affiliated for the rights to carry popular sports programming, which could increase our costs, or if we were to lose the rights to broadcast such sports programming, could adversely affect our audience share and operating results.

A Further Decline in Advertising Expenditures Could Adversely Affect Our Operating Results

        We rely substantially upon sales of advertising for our revenues. Our ability to generate advertising revenues is and will continue to be affected by changes in the national economy, as well as by regional economic conditions in each of the markets in which our stations operate. The size of advertisers' budgets, which are affected by broad economic trends, affect the broadcast industry in general and the revenues of individual broadcast television stations. Exclusive of political and Olympic advertising, our advertisers purchased less advertising time from us during 2008 due to the ongoing economic recession. If the recession were to persist or worsen through 2009 and beyond, our advertising revenues would further decline, which would negatively impact our financial results even more than has occurred to date, which could negatively impact our ability to maintain our existing debt covenants and/or to refinance our existing debt. In addition, a further decline in ad revenues and subsequent impact on our operating results could, among other things, negatively impact our stock price and/or jeopardize our listing on the New York Stock Exchange. Further, government efforts to stabilize the economy and stimulate consumer spending, and therefore presumably ad spending, are difficult to predict, making it difficult to estimate our future operating results.

        In addition, the occurrence of disasters, acts of terrorism, political uncertainty or hostilities could cause us to lose our ability to broadcast our television signals or, if we were able to broadcast, our broadcast operations may shift to around-the-clock news coverage, which would cause additional loss of advertising revenues due to the suspension of advertising-supported commercial programming.

Materiality of a Single Advertising Category Could Adversely Affect Our Business

        We derive a material portion of our ad revenue from the automotive industry. An increase or decrease in revenue from this category therefore has a disproportionate impact on our operating results. Approximately 21% and 26% of the Company's total revenue came from the automotive category in 2008 and 2007, respectively. The automotive industry is particularly affected by the ongoing economic recession and tightness in the credit markets, which has adversely affected automotive sales and auto advertising budgets in turn. If the recession persists or worsens through 2009 and beyond, our ad revenue from the auto category, and therefore our total revenue, is likely to continue to decline. The effects of government efforts to stabilize and/or revitalize the auto industry are difficult to predict, making it difficult to estimate our future operating results. Additionally, if revenue from another advertising category that constitutes a material portion of our stations' revenue in a particular period (such as retail, which comprised 6% of the Company's total revenue in 2008) were to decrease, our business and operating results could be adversely affected.

We Compete With Other Media Platforms For Advertising Revenue

        Our stations compete for advertising revenues with other television stations in their respective markets. They also compete with other advertising media, such as the Internet, local cable and satellite system operators, portable devices, newspapers, radio stations, magazines, outdoor advertising, transit advertising, yellow page directories and direct mail. Our stations are located in highly competitive markets. Accordingly, our operating results are and will continue to be dependent upon the ability of each of our stations to compete successfully with these other forms of advertising media for revenues in its respective market.

Increased Competition Due to Technological Innovation May Adversely Impact Our Business

        Technological innovation, and the resulting proliferation of programming alternatives such as cable, satellite television, video provided by telephone company fiber lines, satellite radio, video-on-demand, pay-per-view, the Internet, home video and entertainment systems, portable entertainment systems, and the availability of television programs on the Internet and portable digital devices have fragmented television viewing audiences and subjected television broadcast stations to new types of competition. Over the past decade, the aggregate viewership of non-network programming distributed via MVPDs such as cable television and satellite systems has increased, while the aggregate viewership of the major television networks has declined. Technologies that enable users to view content of their own choosing, in their own time, and to fast-forward or skip advertisements, such as DVRs, portable digital devices, and the Internet, may cause changes in consumer behavior or could hinder Nielsen's ability to accurately measure our audience, both of which could affect the attractiveness of our offerings to advertisers. If these things were to occur, our operating results could be adversely affected.

        Other advances in technology, such as increasing use of local-cable advertising "interconnects," which allow for easier insertion of advertising on local cable systems, have also increased competition for advertisers. In addition, video compression technologies permit greater numbers of channels to be carried within existing bandwidth on cable, satellite and other television distribution systems. These compression technologies, as well as other technological developments, are applicable to all video delivery systems, including digital over-the-air broadcasting, and have the potential to provide vastly expanded programming to highly targeted audiences. Reduction in the cost of creating additional channel capacity could lower entry barriers for new channels and encourage the development of increasingly specialized niche programming on cable, satellite and other television distribution systems. We expect this ability to reach very narrowly defined audiences to increase competition both for audience and for advertising revenue. In addition, the expansion of competition due to technological innovation has increased, and may continue to increase, competitive demand for programming. Such increased demand, together with rising production costs, may in the future increase our programming costs or impair our ability to acquire programming, which will in turn impair our ability to generate revenue from the advertisers with which we seek to do business. Conversely, in the current recession, the expansion of available inventory may reduce rate realization for units of inventory sold.

We May Lose Audience Share As a Result of the Transition to Digital Television

        The Communications Act and the FCC require television stations to transition from analog television service to digital television service. In February 2009 the deadline for the national digital transition was extended from February 17, 2009 to June 12, 2009. Despite the extension, some stations have already transitioned or will transition to digital in advance of June 12, 2009. Our Company's stations in Hawaii transitioned to digital on January 15, 2009, as part of a market-wide effort designed to facilitate an early test of the transition and this effort was done in coordination with the FCC. Also, together with the other stations in the Burlington-Plattsburgh market, WPTZ and WNNE terminated regular analog programming on February 17, 2009, but each will continue to broadcast an analog signal providing DTV transition and emergency information, as well as local news and public affairs programming until at least April 18, 2009.

        After the end of the digital transition, our analog signals will no longer be available over-the-air. Estimates of the number of U.S. households that receive television exclusively by means of analog over-the-air transmissions and do not subscribe to cable or satellite services vary by source, but the FCC reported in January 2009 that all estimates indicate that less than 20 percent of all U.S. households rely exclusively on over-the-air broadcasts to receive television service. In addition to these households, many households that subscribe to cable or satellite services also have one or more television sets that rely on over-the-air transmissions.To continue to receive our stations' broadcasts after the conclusion of the digital television transition, households that rely on over-the-air transmissions will be required to purchase digital televisions, obtain digital to analog converter equipment, or subscribe to satellite or cable service. A significant percentage of households with analog over-the-air receivers may not desire or be able to afford to purchase digital televisions. The federal government has created a subsidy coupon program to help such households obtain digital converters; however, in January 2009 the subsidy program reached its funding ceiling and new applicants for the subsidy coupons are being placed on a waiting list pending the availability of additional funds for the program from either expired coupons or economic stimulus legislation. As such, the subsidy may not be available for all households with over-the-air receivers, and some households may not take advantage of the subsidy. As a result, the digital transition may cause some households to lose service from our stations. And, to the extent such households elect to subscribe to satellite or cable service, the additional channels available through those services may reduce our viewership from such households. Furthermore, while in many cases, a station's digital signal generally replicates the station's entire analog service area, in some circumstances, conversion to digital may reduce a station's geographical coverage area.

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

Our Inability to Secure Carriage of Our Stations By Multi-Channel Video Programming Distributors May Adversely Affect Our Business

        Cable operators and direct broadcast satellite systems are generally required to carry the primary signal of local commercial television stations pursuant to the FCC's "must carry" or "carry-one, carry-all" rules. However, these MVPDs are prohibited from carrying a broadcast signal without obtaining the station's consent. For each distributor, a local television broadcaster must make a choice once every three years whether to proceed under the "must carry" or "carry-one, carry-all" rules or to waive the right to mandatory but uncompensated carriage and negotiate a grant of retransmission consent to permit the system to carry the station's signal, in most cases in exchange for some form of consideration from the system operator. In 2008, we elected retransmission consent for most of our stations for the three-year period commencing on January 1, 2009. At present, we have retransmission consent agreements with the majority of operators for the period January 1, 2009, to at least December 31, 2011. If our retransmission consent agreements are terminated or not renewed, or if our broadcast signal is distributed on less favorable terms, our ability to distribute our programming could be adversely affected. In many instances, the negotiation of these agreements involves the payment of compensation to us by the MVPDs as consideration. If we are unable to satisfactorily conclude those negotiations our ability to grow our retransmission consent revenue will be adversely affected.

        Prior to the end of the digital television transition, the FCC's "must carry" and "carry-one, carry-all" rules generally require carriage of only each local station's analog signal. At the end of the transition, cable operators and satellite systems generally will be required to retransmit a single programming stream transmitted by each local station's digital signal. Cable operators and satellite systems are not required to carry both a station's analog signal and digital signal during the transition period. At present, we have retransmission consent agreements with a number of cable systems operators and satellite providers that require carriage of the analog and certain digital signals of our stations.

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

        Further, as of July 1, 2008, we and our consolidated subsidiaries became a member, for U.S. federal income tax purposes, of the affiliated group of corporations of which Hearst is the common parent. Consequently, we began filing federal and certain state tax returns on a consolidated basis with Hearst as of July 1, 2008.

        Hearst's control, as well as certain provisions of our Certificate of Incorporation and of Delaware law, may make us a less attractive target for a takeover than we otherwise might be, or render more difficult or discourage a merger proposal, tender offer or other transaction involving an actual or potential change of control. Hearst's voting control also prevents other stockholders from exercising significant influence over our business decisions. It is possible that Hearst's voting decisions may differ from other stockholders' desires.

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

  •
  a Tax Sharing Agreement (whereby the method of determining the amounts owed and timing of payments among other items resulting from the July 1, 2008 tax consolidation with Hearst is confirmed, as well as tax preparation and related services by Hearst to the Company); and

  •
  a Services Agreement (whereby Hearst provides us certain administrative services, such as accounting, financial, legal, tax, insurance, data processing and employee benefits).

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

        Fines and Penalties.    In recent years, the FCC has also vigorously enforced a number of other rules, typically in connection with license renewals. For example, in recent years, the FCC has issued fines and sanctions for violations of its equal employment opportunity rules, public inspection file rules, children's programming rules, commercial time limits rules, sponsorship identification rules, closed captioning rules, station-conducted contest rules, and emergency alert system rules. On February 19, 2008, the FCC fined certain ABC stations, including four of our ABC-affiliated stations (KETV, KOCO, WAPT and WISN), each in the amount of $27,500 for the broadcast of allegedly indecent material during a 2003 episode of NYPD Blue. The ABC Network and its affiliate, including our affected stations, have appealed the FCC's decision to the U.S. Court of Appeals for the Second Circuit and oral argument was held on February 5, 2009. In June 2008, the FCC fined WMUR-TV $8,000 in connection with children's programming matters. Over the past few years, the Company has responded to other FCC inquiries concerning alleged rule violations. Those inquires remain pending.

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

        There are uncertainties and risks relating to each of these strategic initiatives. For example, acquisition opportunities have become more limited as a consequence of the consolidation of ownership in the television broadcast industry. Also, prospective competitors may have greater financial resources than we have. Future acquisitions may not be available on attractive terms, or at all. In addition, due to the tightening of the credit markets as a result of the ongoing economic recession, financing has become more difficult to obtain, which could limit our ability to make future acquisitions. Also, if we do make acquisitions, we may not be able to successfully integrate the acquired stations or businesses. With respect to divestitures, we may experience varying success in making such divestitures on favorable terms, if at all, or in reducing fixed costs or transferring liabilities previously associated with the divested television stations or businesses. In addition, any such acquisitions or divestitures may be subject to FCC approval and FCC rules and regulations. Finally, strategic minority investments we choose to make in digital media projects may ultimately prove unprofitable. Any of these efforts would require varying levels of management resources, which may divert our attention from other business operations. If we do not realize the expected benefits or synergies of such transactions, or, conversely, if we do not realize such benefits or synergies because we chose not to pursue any such transaction, there may be an adverse effect on our financial condition and operating results.

We Could Suffer Losses Due to Asset Impairment Charges for Goodwill and FCC Licenses

        At December 31, 2008, approximately 82% of our total assets consisted of goodwill and intangible assets. We test our goodwill and intangible assets, including FCC licenses, for impairment during the fourth quarter of every year, and on an interim date should factors or indicators become apparent that would require an interim test, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." If the fair value of a reporting unit or an intangible asset is revised downward below its net carrying value, an impairment under SFAS 142 could result and a non-cash charge could be required. This could materially affect our reported net earnings and our balance sheet. For the fiscal year ended December 31, 2008, we recorded an impairment of our intangible assets of $926.1 million.

        To estimate the fair value of our reporting unit, we utilize a discounted cash flow model. Other valuation methods, such as a market approach utilizing market multiples, are used to corroborate the discounted cash flow analysis performed at the reporting unit. We also consider our market capitalization when estimating the fair value of our reporting unit. During the fourth quarter of 2008, the Company experienced a decline in its market capitalization. As of December 31, 2008, our market capitalization was less than our book value and it remains less than book value as of the date of this filing. While we have concluded that our goodwill balance continues to be recoverable, there can be no assurance that we will not need to record impairments of our goodwill or additional impairments to our intangible assets in the future.

Limitations on Our Liquidity and Ability to Raise Capital May Adversely Affect Us

        Historically, our primary sources of liquidity have been cash on hand, cash flow from operations, our bank credit facilities, and issuances of unsecured debt instruments and equity securities in capital markets transactions. However, liquidity in the current capital markets has been severely constrained since the beginning of the recession and resulting credit crisis, increasing the cost and reducing the availability of new funds. Our $500 million revolving credit facility is scheduled to mature in April 2010. We expect that the terms of any new financing we obtain in this environment are likely to be more restrictive than previous financings and may require that we provide structural enhancements such as subsidiary guarantees and, in some cases, security such as liens or mortgages. Continued disruption in the global credit markets or further deterioration in those markets may have a material adverse effect on our ability to repay or refinance our borrowings. Although we expect our sources of capital should be sufficient to meet our near term liquidity needs, there can be no assurance that our liquidity requirements will be satisfied.

Covenants in Our Indebtedness Could Limit Our Flexibility and Adversely Affect Our Financial Condition

        Pursuant to our revolving credit facility and private placement debt agreements we must maintain specified interest coverage and leverage ratios and a minimum consolidated net worth. These covenants must be maintained throughout the term of the respective financings and, if breached, could result in an acceleration of our debt if a waiver or modification is not agreed upon with the requisite percentage of the unsecured lending group and the holders of our private placement debt. In addition, our publicly held debt securities also contain a covenant restricting secured indebtedness. If this covenant is breached, it could result in acceleration of our publicly held debt if a waiver or modification is not agreed upon with the requisite percentage of the holders.

        Each of our debt instruments contains cross-default provisions which would allow the holders and lenders thereof to declare an event of default and accelerate our indebtedness to them if we fail to pay amounts due in respect of our other indebtedness in excess of specified thresholds. In addition, our bank facilities and private placement debt agreements provide that the lenders and noteholders may declare an event of default and accelerate our indebtedness to them if there is a default under our other indebtedness in excess of specified thresholds and the holders of the other indebtedness are permitted to accelerate the other indebtedness. The indentures governing our public debt securities contain a cross-acceleration provision entitling the bondholders to accelerate their debt if other debt of ours meeting specified thresholds is accelerated.

        While we are currently in compliance with our covenants, there can be no assurance that we will be able to stay in compliance if our financial performance declines and our credit statistics (including our leverage ratio) deteriorate. In addition, further impairment charges could negatively impact our net worth covenant. In addition, we may be forced to take actions that will enable us to meet our covenants in the near term but may adversely affect our earnings in the longer term.

We Could Suffer Adverse Consequences If our Credit Ratings Were Downgraded

        Our borrowing costs and our access to the debt capital markets depend significantly on our credit ratings. During December 2008, our unsecured corporate credit ratings were reaffirmed at an investment grade level by all three major national credit rating agencies; however, one of the agencies has indicated a negative outlook. In addition, all three agencies have expressed concerns about our sector in the current economic environment and indicated that further rating actions in the U.S. broadcasting industry are likely. Our credit statistics could worsen during 2009 as a result of the ongoing economic recession, putting us at risk of a ratings downgrade. This, together with the current dislocation in the capital markets in general, may increase our borrowing costs and limit our access to the capital markets in the future. If we were to be downgraded, the lenders under our existing bank credit facilities may not extend such credit facilities after their expiration and our access to the capital markets could be further limited. Such actions would likely further increase our borrowing costs and have an adverse impact on our financial statements.

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

Our Share Repurchase Program and Hearst's Share Purchase Program May Affect the Market Price of Our Series A Common Stock.

        We have a share repurchase program authorized by our Board of Directors, pursuant to which we may repurchase up to $300 million of our Series A Common Stock from time to time, in the open market or in private transactions, subject to market conditions. In addition, since March 1998 Hearst's Board of Directors has authorized various share purchase programs pursuant to which Hearst or its subsidiaries have purchased on the open market or through private transactions approximately 35.5 million shares of our Series A Common Stock. Such repurchases and purchases, or the absence thereof, may increase or decrease the market price of our Series A Common Stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located at 300 West 57th Street, New York, New York 10019. The real property of each of our stations generally includes owned or leased offices, studios, transmitters and tower sites. Offices and main studios are typically located together, while transmitters and tower sites are often in separate locations that are more suitable for optimizing signal strength and coverage. Set forth below are our stations' principal facilities as of December 31, 2008. In addition to the property listed below, we and the stations also lease other property primarily for communications equipment.

Station	Location	Use	Ownership	Approximate Size
Corporate	Washington D.C.	Washington D.C. Office	Leased	4,007 sq. ft.
	New York, NY	New York Office(1)	Leased	19,866 sq. ft.
WCVB	Boston, MA	Office and studio	Owned	90,002 sq. ft.
		Tower and transmitter	Leased	1,600 sq. ft.
		Land	Owned	5.3 acres
		Land	Leased	7,000 sq. ft.
WMUR	Manchester, NH	Office and studio	Owned	67,440 sq. ft.
		Tower and transmitter	Owned	4.5 acres
		Office	Leased	1,963 sq. ft.
KCRA/KQCA	Sacramento, CA	Office, studio and tower	Owned	75,000 sq. ft.
		Tower and transmitter	Owned	2,400 sq. ft.
		Tower and transmitter	Leased	2,400 sq. ft.
		Office	Leased	3,085 sq. ft.
WTAE	Pittsburgh, PA	Office and studio	Owned	68,033 sq. ft.
		Tower and transmitter	Owned	37 acres
		Office	Leased	609 sq. ft.
WESH/WKCF	Orlando, FL	Studio, transmitter, tower	Owned	61,300 sq. ft.
	Daytona Beach, FL	Studio and office	Leased	1,472 sq. ft.
		Office	Leased	775 sq. ft.
		Office	Leased	535 sq. ft.
		Transmitter	Leased	2,025 sq. ft.
		Tower	Partnership*	190 acres
		Transmitter	Partnership*	8,050 sq. ft.
WBAL	Baltimore, MD	Office and studio	Owned	63,000 sq. ft.
		Tower	Partnership*	0.2 acres
KMBC	Kansas City, MO	Office and studio	Owned	52,500 sq. ft.
		Tower and transmitter	Owned	11.6 acres
WLWT	Cincinnati, OH	Office and studio	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	4.2 acres
WISN	Milwaukee, WI	Office and studio	Owned	88,000 sq. ft.
		Tower and transmitter land	Leased	5.5 acres
		Transmitter building	Owned	3,192 sq. ft.
		Garage & Land	Owned	39,200 sq. ft.
		Parking Lot	Owned	47,000 sq. ft.
WYFF	Greenville, SC	Office and studio	Owned	57,500 sq. ft.
		Tower and transmitter	Owned	1.5 acres
		Office	Leased	3,000 sq. ft.

Station	Location	Use	Ownership	Approximate Size
WDSU	New Orleans, LA	Office and studio	Owned	50,525 sq. ft.
		Transmitter	Owned	8.3 acres
KOCO	Oklahoma City, OK	Office and studio	Owned	28,000 sq. ft.
		Tower and transmitter	Owned	85 acres
WGAL	Lancaster, PA	Office, studio and tower	Owned	58,900 sq. ft.
		Office	Leased	2,380 sq. ft.
WXII	Winston-Salem, NC	Office and studio	Owned	38,027 sq. ft.
		Tower and transmitter	Owned	223.6 acres
WLKY	Louisville, KY	Office and studio	Owned	37,842 sq. ft.
		Tower and transmitter	Owned	40.0 acres
		Transmitter	Leased	1,350 sq. ft.
		Transmitter building	Owned	2,000 sq. ft.
		Land	Owned	10.49 acres
KOAT	Albuquerque, NM	Office and studio	Owned	37,315 sq. ft.
		Tower and transmitter	Owned	328.5 acres
KCCI	Des Moines, IA	Office, studio and transmitter	Owned	52,000 sq. ft.
		Tower and transmitter	Owned	119.5 acres
WMTW	Portland-Auburn, ME	Office and studio	Leased	11,703 sq. ft.
		Tower and transmitter	Owned	296 acres
		Office and studio	Owned	16,300 sq. ft.
		Transmitter building	Owned	5,120 sq. ft.
		Office land	Owned	13.9 acres
KITV	Honolulu, HI	Office and studio	Owned	35,000 sq. ft.
		Tower and transmitter	Leased	130 sq. ft.
		Tower and transmitter	Leased	304 sq. ft.
		Tower and transmitter	Leased	2.6 acres
KETV	Omaha, NE	Office and studio	Owned	39,204 sq. ft.
		Tower and transmitter	Owned	23.3 acres
		Transmitter building	Owned	30,492 sq. ft.
		Office	Leased	597 sq. ft.
		Parking Lot	Owned	17,424 sq. ft.
WAPT	Jackson, MS	Office and studio	Owned	18,000 sq. ft.
		Tower and transmitter	Owned	24 acres
WPTZ	Plattsburgh, NY	Office and studio	Owned	12,800 sq. ft.
		Office	Leased	5,441 sq. ft.
		Tower and Transmitter	Owned	2,432 sq. ft.
		Tower and transmitter	Owned	13.4 acres
WNNE	White River Junction, VT	Office and studio	Leased	5,600 sq. ft.
KHBS/KHOG	Fort Smith/Fayetteville, AR	Office and studio	Owned	44,904 sq. ft.
		Land/Office/Parking	Owned	25 Acres
		Office and studio	Leased	12,906 sq. ft.
		Transmitter Building	Owned	2,100 sq. ft.
		Tower and transmitter	Leased	2.5 acres
		Tower and transmitter	Owned	26.7 acres
KSBW	Monterey-Salinas, CA	Office and studio	Owned	44,000 sq. ft.
		Office	Leased	900 sq. ft.

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

	High	Low	Dividend
2008
First Quarter	$22.61	$19.86	$0.07
Second Quarter	21.91	19.18	0.07
Third Quarter	23.40	18.89	0.07
Fourth Quarter	21.80	4.91	0.07
2007
First Quarter	$27.39	$25.05	$0.07
Second Quarter	27.87	23.69	0.07
Third Quarter	26.15	19.74	0.07
Fourth Quarter	25.83	17.85	0.07

  On February 17, 2009, the closing price for our Series A Common Stock was $3.05.

        (b)   Holders.    On February 17, 2009 there were approximately 789 Series A Common Stock shareholders of record and Hearst Broadcasting was the sole holder of our Series B Common Stock.

        (c)   Dividends.    In December 2008, we declared a quarterly cash dividend of $0.07 per share on our Series A Common Stock and our Series B Common Stock, which we paid on January 15, 2009 to holders of record on January 5, 2009, for a total of $6.6 million. During 2008, we paid a total of $26.3 million in dividends. See Note 9 to the consolidated financial statements. On February 24, 2009, our Board of Directors suspended payment of our dividend. We do not currently know when, or if, dividends will be declared by our Board in the future.

        (d)   Performance Graph.    The following graph compares the annual cumulative total stockholder return on an investment of $100 in the Series A Common Stock on December 31, 2003, based on the market price of the Series A Common Stock and assuming reinvestment of dividends, with the cumulative total return of a similar investment in (i) companies on the Standard & Poor's 500 Stock Index and (ii) a group of peer companies selected by us on a line-of-business basis and weighted for market capitalization.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2003 with dividends reinvested

	Dec-03	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08
Hearst-Argyle Television, Inc.	$100	$96	$88	$95	$84	$23
S&P 500	$100	$111	$116	$135	$142	$90
Custom Composite	$100	$85	$64	$59	$59	$9

Copyright© 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved.(www.researchdatagroup.com/S&P.htm)

        As of December 31, 2008, the Custom Composite Index of our peers consisted of Belo Corp., Sinclair Broadcast Group, Inc., Young Broadcasting, Inc., Lin TV Corp., Nexstar Broadcasting Corp., and Gray Television, Inc.

        (e)   Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases made during the three months ended December 31, 2008, of our Series A Common Stock by Hearst Broadcasting, an indirect wholly-owned subsidiary of Hearst:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	0	N/A	0
November 1 – November 30	0	N/A	0
December 1 – December 31	0	N/A	0	0(1)
Total	0	N/A	0

(1)
As of August 6, 2008 Hearst reached the limit of the eight million share purchase authorization its Board of Directors approved on December 6, 2007 in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes. Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.

        As of December 31, 2008, Hearst beneficially owned approximately 67.3% of the Company's outstanding Series A Common Stock and 100% of the Company's outstanding Series B Common Stock, representing in the aggregate approximately 81.6% of our outstanding common stock.

        The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 – October 31	0	N/A	0
November 1 – November 30	0	N/A	0
December 1 – December 31	0	N/A	0	$182,852,123
Total	0	N/A	0

        In May 1998, the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. Between May 1998 and December 31, 2008, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.1 million and an average price of $24.54. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data should be read in conjunction with the historical financial statements and notes thereto included elsewhere herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Hearst-Argyle Television, Inc.
(In thousands, except per share data)

	Years Ended December 31,
	2008(a)	2007(a)	2006(a)	2005(b)	2004(b)
Statement of operations data:
Total revenue	$720,491	$755,738	$785,402	$706,883	$779,879
Station operating expenses:
Salaries, benefits and other operating costs	413,302	409,977	397,604	364,421	355,641
Amortization of program rights	76,296	75,891	68,601	60,912	63,843
Depreciation and amortization	56,130	55,262	59,161	51,728	50,376
Insurance settlement	(11,549)	—	—	—	—
Impairment loss(c)(d)	926,071	—	—	29,235	—
Corporate, general and administrative expenses	35,363	38,427	31,261	23,149	25,268

Operating income (loss)	$(775,122)	$176,181	$228,775	$177,438	$284,751
Interest expense	50,984	63,023	66,103	66,777	65,445
Interest income	(74)	(2,043)	(6,229)	(3,402)	(1,715)
Interest expense, net—Capital Trust(e)	8,586	9,750	9,750	9,750	18,675
Other (income) expense, net(f)(g)(h)(i)	3,731	—	2,501	2,500	3,700

Income (loss) before income taxes	$(838,349)	$105,451	$156,650	$101,813	$198,646
Income taxes (benefit)(j)	(332,011)	38,207	58,410	3,012	75,724
Equity in (income) loss of affiliates, net(k)	10,119	2,588	(483)	(1,416)	(1,020)

Net income (loss)	$(516,457)	$64,656	$98,723	$100,217	$123,942

Income (loss) per common share—basic	$(5.52)	$0.69	$1.06	$1.08	$1.32

Number of common shares used in the calculation	93,559	93,490	92,745	92,826	92,928

Income (loss) per common share—diluted	$(5.52)	$0.69	$1.06	$1.08	$1.30

Number of common shares used in the calculation	93,559	94,299	93,353	93,214	101,406

Dividends declared per share(l)	$0.28	$0.28	$0.28	$0.28	$0.25

Balance sheet data (at year-end):
Cash and cash equivalents	$7,044	$5,964	$18,610	$120,065	$92,208
Total assets	$2,913,714	$3,958,976	$3,958,088	$3,832,359	$3,842,140
Long-term debt	$701,110	$703,110	$777,122	$777,170	$882,221
Note payable to Capital Trust	$—	$134,021	$134,021	$134,021	$134,021
Stockholders' equity	$1,373,623	$1,952,399	$1,882,807	$1,821,459	$1,753,837
Other data:
Net cash provided by operating activities	$193,319	$135,744	$200,384	$128,730	$193,631
Net cash used in investing activities	$(31,903)	$(58,433)	$(282,893)	$(41,008)	$(72,069)
Net cash used in financing activities	$(160,336)	$(89,957)	$(18,946)	$(59,865)	$(100,883)
Capital expenditures	$35,422	$55,802	$60,439	$33,276	$36,380
Program payments	$73,479	$73,565	$67,817	$64,104	$62,247
Dividends paid on common stock	$26,289	$26,206	$25,954	$25,997	$22,301
Series A Common Stock repurchases	$1,091	$5,273	$2,780	$16,385	$10,920

See accompanying notes.

Notes to Selected Financial Data

(a)
Includes (i) the results of our 25 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented and (ii) the results of WKCF-TV, after its acquisition by us, from August 31, 2006 through December 31, 2008.

(b)
Includes (i) the results of our 24 stations which were owned for the entire period presented and the management fees derived from three television stations (WMOR-TV, WPBF-TV and KCWE-TV) and two radio stations (WBAL-AM and WIYY-FM) managed by us for the entire period presented and (ii) the results of WMTW-TV, after its acquisition by us, from July 1, 2004 through December 31, 2005.

(c)
In December 2008, we recorded an impairment charge of $926.1 million to write down certain of our FCC licenses resulting from testing required in accordance with SFAS No. 142, Goodwill and Intangible Assets.

(d)
In December 2005, we recorded an impairment charge of $29.2 million to write down WDSU's FCC license and goodwill as a result of Hurricane Katrina.

(e)
Represents interest expense on the note payable to our wholly-owned unconsolidated subsidiary trust, offset by our equity interest in the earnings of the trust. The 2008 and 2004 balances include $3.9 and $3.7 million, respectively, of premiums paid to redeem a portion of the debentures during those years, and there are no debentures currently outstanding. The trust was dissolved on January 5, 2009.

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

(i)
In 2008, the Company wrote down our investment in the Arizona Diamondbacks by $3.7 million.

(j)
During the year ended December 31, 2005, $31.9 million in tax benefits were recorded as a result of the settlement of certain tax return examinations and $5.5 million in tax benefits were recorded as a result of a change in Ohio tax law.

(k)
Represents our equity interest in the operating results of: (i) Internet Broadcasting Systems, Inc. from December 2, 1999 through December 31, 2008; (ii) IBS/HATV LLC from September 1, 2002 through December 31, 2005; (iii) NBC/Hearst-Argyle Syndication, LLC from April 1, 2002 through December 31, 2005; and (iv) Ripe Digital Entertainment, Inc. from July 27, 2005 through December 31, 2008. In 2008 we wrote off our investment in Ripe Digital Entertainment, Inc.

(l)
During 2008, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.3 million. Included in this amount was $21.1 million payable to Hearst. During 2007, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.2 million. Included in this amount was $19.3 million payable to Hearst. During 2006, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $19.0 million payable to Hearst. During 2005, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.0 million. Included in this amount was $18.0 million payable to Hearst. During 2004, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $23.2 million. Included in this amount was $15.4 million payable to Hearst.

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

  •
  Changes in advertising trends and our advertisers' financial condition;

  •
  Our ability to service and refinance our outstanding debt and meet our liquidity needs;

  •
  Competition for audience, programming and advertisers in the broadcast television markets we serve;

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

Executive Summary

        Hearst-Argyle Television, Inc. and its subsidiaries (hereafter "we" or the "Company") own and operate 26 network-affiliated television stations. Additionally, we provide management services to two network-affiliated stations, one independent television station and two radio stations owned by The Hearst Corporation ("Hearst") in exchange for management fees. We seek to attract our television audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. We also own 37 websites and currently multicast digital multicast channels in addition to their main digital channel in 20 of our markets, which feature 24-hour weather and entertainment programming. We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content on our stations' websites. We also have a companion mobile ("WAP") site for each of our markets in which our web offering is tuned for viewing over mobile devices. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile websites, enabling them to reach our audience in multiple ways.

  Events and other factors that have influenced our 2008 results

  •
  The United States and global economies are currently undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption. In certain of the local markets in which our stations operate there has been a weakening in the economic climate due to the housing market slump, subprime mortgage issues and tightening of credit markets resulting in pressure on employment, retail sales and consumer confidence. The resulting economic recession has impacted the automotive industry, which historically has been our largest advertising category, particularly hard. In addition to the weakness in auto, the retail, telecommunications, restaurant, movies, health, financial services and furniture advertising categories were also impacted in 2008.

  •
  During the fourth quarter the Company performed its annual impairment test on its indefinite-lived intangible assets. As a result of adverse economic conditions, we recorded a non-cash pre-tax impairment charge of $926.1 million to reduce the carrying value of our intangible assets from $3.3 billion to $2.4 billion. On an after-tax basis the impairment charge was $569.7 million. This non-cash charge had no impact on cash flows.

  •
  The Company wrote down certain cost and equity method investments totaling $7.8 million and recorded severance-related charges associated with workforce reductions of $5.7 million during the fourth quarter of 2008.

  •
  Political advertising increases in even-numbered years, such as 2008, consistent with the increase in the number of candidates running for political office and the presidential election, as well as selected state and local elections. We operate leading stations in several key election states, including New Hampshire, New Mexico, Pennsylvania and California, and as such we generated significant revenues from political advertising during 2008.

  •
  Revenue from Olympic advertising occurs exclusively in even-numbered years, such as 2008, with the alternating Winter and Summer Games occurring every two years. Our 10 NBC stations aired the 2008 Summer Olympics in August 2008. Net Olympic related ad revenue was not significantly incremental in 2008.

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

  •
  On June 23, 2008, we redeemed all of our outstanding 7.5% Series B Debentures using borrowings under our existing credit facility. As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million. In addition, we recognized a $3.9 million redemption premium, which was included in the Interest expense, net—Capital Trust in the Consolidated Statements of Operations. There are no debentures currently outstanding, and we have dissolved the Capital Trust.

  •
  At December 31, 2008, total debt was $791.1 million, a decrease of $136.0 million from December 31, 2007, including the Notes payable to the Capital Trust.

  Economic and Industry Trends

  •
  The duration of the economic recession is unknown at this time, as is the ongoing effect on certain local market economies. Our operating results may continue to be negatively impacted throughout the duration of the recession. Given the current economic environment, we will continue to monitor the need to test our intangibles for impairment as required by SFAS No. 142.

  •
  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act") and the FCC's "must carry" regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations. On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent. For the period from January 1, 2009 to December 31, 2011, we have opted to negotiate retransmission consent with most of the cable systems that carry our stations. During 2008, we concluded retransmission consent agreements with a majority of our cable systems as measured by subscriber base. Executed agreements have led to an increase in retransmission revenues.

  •
  The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") established a compulsory copyright licensing system for the distribution of local television station signals by direct broadcast satellite systems to viewers in each DMA. Under SHVIA's "carry-one, carry-all" provision, a direct broadcast satellite system generally is required to retransmit the analog signal of all local television stations in a DMA if the system chooses to retransmit the analog signal of any local television station in that DMA. Television stations located in markets in which satellite carriage of local stations is offered may elect mandatory carriage or retransmission consent once every three years. We have opted to negotiate retransmission consent for all of the satellite systems that carry our stations for the period from January 1, 2009 to December 31, 2011, and we already have existing agreements in place with the satellite systems.

  •
  In 2006 Sprint Nextel Corporation ("Nextel") was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system. In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment. All broadcasters have agreed to use the digital substitute that Nextel will provide. The transition will be completed on a market-by-market basis. During the year ended December 31, 2008, we recorded $4.7 million of gains which primarily represents the difference between the fair market value of the equipment we received and the book value of the analog equipment we exchanged in seven of our markets. During the year ended December 31, 2007, we recorded $2.3 million of gains which primarily represents the difference between the fair market value of the equipment we received and the book value of the analog equipment we exchanged in one of our markets. The gain is reflected as an offset to Salaries, benefits and other operating costs. As the equipment is exchanged in our remaining markets, we expect to record additional gains.

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

  •
  Legislation that guides the transition from analog to digital television broadcasting included a deadline of February 17, 2009 for completion of the transition to digital broadcasting and the return of the analog spectrum to the government. As a result, we accelerated the depreciation of certain equipment that may have a shorter useful life as a result of the digital conversion. The DTV deadline has been delayed to June 12, 2009.

  •
  Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and is expected be eliminated in the future. Our affiliation agreements with ABC and NBC expire on December 31, 2009. We will be negotiating renewal agreements during 2009, and renewal terms are not presently known.

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

        Impairment Testing of Intangible Assets—In performing our annual impairment testing of FCC licenses and goodwill, which are both considered to be intangible assets with indefinite useful lives, we must make a significant number of assumptions and estimates in determining the fair value. For purposes of impairment testing, FCC licenses are tested on a market by market basis, and goodwill is tested at the reporting unit level. We have determined that for goodwill testing, under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Emerging Issues Task Force ("EITF") Topic No. D-101: "Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142" ("EITF Topic D-101"), we have a single reporting unit. To determine the fair value of the FCC licenses, we utilize a discounted cash flow model. To determine the fair value of our reporting unit, we also utilize a discounted cash flow model. Other valuation methods, such as a market approach utilizing market multiples are used to corroborate the discounted cash flow analysis performed at the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In determining fair value, management relies on and considers a number of factors, including but not limited to, future market revenue growth, operating profit margins, perpetual growth rates, market revenue share, weighted-average cost of capital, and market data and analysis, including market capitalization. Fair value determinations are sensitive to changes in the factors described above. There are inherent uncertainties related to these factors and judgments in applying them to the analysis of FCC and goodwill recoverability. For the year ended December 31, 2008, the book value of certain of our FCC licenses exceeded their fair value resulting in an impairment of $926.1 million on these assets. The fair value of the reporting unit exceeded the book value and as such, no goodwill impairment was indicated in 2008. See Note 4 for further detail.

        Pension Assumptions—In computing projected benefit obligations and the resulting pension expense, we are required to make a number of assumptions. To compute our projected benefit obligations as of the measurement date of December 31, 2008, we used a weighted average discount rate of 6.44% and an average rate of compensation increase of 3.43%. We used two methods to determine the weighted average discount rate as of the December 31, 2008 measurement date. For our largest three pension plans we constructed a portfolio of bonds to match the benefit payment stream that is projected to be paid from the Company's largest pension plan. The benefit payment stream is assumed to be funded from bond coupons and maturities as well as interest on the excess cash flows from the bond portfolio. This approach yielded a 6.5% discount rate for our largest three pension plans. For our smaller plans, we used a cash flow matching approach where the expected benefits payments under the plans are matched to published bond yield curves. The cash flow matching approach yielded a 6.25% discount rate on the smaller plans. To compute our pension expense in the year ended December 31, 2008, we assumed a discount rate of 6.5%, an expected long-term rate of return on plan assets of 7.75%, and an average rate of compensation increase of 4.0%. See Note 14 to the consolidated financial statements for further discussion on management's methodology for developing the expected long-term rate of return assumption. We consider the assumptions used in our determination of our projected benefit obligations and pension expense to be reasonable.

  Pension Assumptions Sensitivity Analysis

        The weighted-average assumptions used in computing our 2008 net pension expense of $11.4 million and projected benefit obligation as of December 31, 2008 of $211.1 million have a significant effect on the amounts reported. A one-percentage point change in each of the assumptions below would have the following effects upon net pension expense and projected benefit obligation, respectively, in the year ended and as of December 31, 2008:

	One Percentage Point Increase			One Percentage Point Decrease
	Discount Rate	Expected long- term rate of return	Rate of compensation increase	Discount Rate	Expected long- term rate of return	Rate of compensation increase
	(In thousands)
Net pension cost	(3,529)	(1,673)	1,135	4,510	1,673	(1,223)
Projected benefit obligation	(28,808)	N/A	4,949	33,156	N/A	(4,457)

        Income Taxes—Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax basis of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Our estimates of income taxes and the significant items giving rise to deferred assets and liabilities are shown in Note 8 and reflect our assessment of actual future taxes to be paid on items reflected in the consolidated financial statements, giving consideration to both timing and probability. Actual income taxes could vary from these estimates due to future changes in income tax law or reviews by federal and state tax authorities. We have considered these potential changes in accordance with SFAS 109 and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which requires the Company to record reserves for estimates of probable settlements of federal and state audits. Accordingly the Company has included $27.7 million in Other Liabilities (non-current) and $2.0 million in Accrued Liabilities (current) on our Consolidated Balance Sheet. The results of audits and negotiations with taxing authorities may affect the ultimate settlement of these issues and future income tax expense. Income tax benefit was $332.0 million or 39.6% of pre-tax loss in our Consolidated Statement of Operations for the year ended December 31, 2008. Deferred tax assets were approximately $4.7 million and deferred tax liabilities were approximately $470.2 million as of December 31, 2008.

        Investment Carrying Values—We have investments in unconsolidated affiliates, which are accounted for under the equity method if our equity interest is from 20% to 50%, and under the cost method if our equity interest is less than 20% and we do not exercise significant influence over operating and financial policies. We review the carrying value of investments on an ongoing basis and adjust them to reflect fair value, where necessary. See Note 3 to the consolidated financial statements. As part of our analysis and determination of the fair value of investments, we must make assumptions and estimates regarding expected future cash flows, which involve assessing the financial results, forecasts, and strategic direction of each company. During the year ended December 31, 2008, the Company wrote down its equity investment in Ripe Digital Entertainment, Inc. ("RDE") to zero, thus increasing its loss in equity earnings by $4.0 million. It also wrote down its $5.9 million cost investment in the Arizona Diamondbacks by $3.7 million to $2.25 million which it expects to realize during the first quarter of 2009 when a sale of its share is finalized. We consider the assumptions used in our determination of remaining investment carrying values to be reasonable.

Results of Operations

        Results of operations for the years ended December 31, 2008, 2007 and 2006 include (i) the results of our 25 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented; and (ii) the results of operations of WKCF-TV, after our acquisition of the station, on August 31, 2006.

 Year Ended December 31, 2008
Compared to Year Ended December 31, 2007

	For the years ended December 31,
	2008	2007	$ Change	% Change
	(In Thousands)
Total revenue	$720,491	$755,738	$(35,247)	(4.7)%
Station operating expenses:
Salaries, benefits and other operating costs	413,302	409,977	3,325	0.8%
Amortization of program rights	76,296	75,891	405	0.5%
Depreciation and amortization	56,130	55,262	868	1.6%
Insurance settlement	(11,549)	—	(11,549)	N/A
Impairment Loss	926,071	—	926,071	N/A
Corporate, general and administrative expenses	35,363	38,427	(3,064)	(8.0)%

Operating income/(loss)	$(775,122)	$176,181	$(951,303)	(540.0)%
Interest expense	50,984	63,023	(12,039)	(19.1)%
Interest income	(74)	(2,043)	1,969	(96.4)%
Interest expense, net—Capital Trust	8,586	9,750	(1,164)	(11.9)%
Other expense	3,731	—	3,731	N/A

Income/(loss) before income taxes and equity	$(838,349)	$105,451	$(943,800)	(895.0)%
Income tax expense/(benefit)	$(332,011)	$38,207	(370,218)	(969.0)%
Equity in loss (income) of affiliates, net	10,119	2,588	7,531	291.0%

Net income/(loss)	$(516,457)	$64,656	$(581,113)	(898.8)%

  Total revenue.

        Total revenue includes:

  (i)
  cash advertising revenue, net of agency and national representatives' commissions;

  (ii)
  barter and trade revenue;

  (iii)
  retransmission consent revenue;

  (iv)
  net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast channels;

  (v)
  network compensation; and

  (vi)
  other revenue, including management fees earned from Hearst.

	For the years ended December 31,
	2008	2007	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$533,995	$629,835	$(95,840)	(15.2)%
Net political revenue	93,002	32,054	60,948	190.1%
Barter and trade revenue	24,583	26,039	(1,456)	(5.6)%
Retransmission consent revenue	26,907	21,634	5,273	24.4%
Net digital media revenue	20,864	20,871	(7)	0.0%
Network compensation	8,158	9,312	(1,154)	(12.4)%
Other revenues	12,982	15,993	(3,011)	(18.8)%

Total revenue	$720,491	$755,738	$(35,247)	(4.7)%

        Total revenue in the year ended December 31, 2008 decreased $35.2 million or 4.7%. This decrease was primarily attributable to the following factors:

  (i)
  a $95.8 million decrease in net local & national ad revenues (excluding political) due to the current economic recession in many of our local markets, which resulted in declines in nearly all categories, led by the declines in the auto, retail, telecommunications, movies, restaurant, health services and furniture categories; partially offset by

  (ii)
  a $60.9 million increase in net political advertising revenue resulting from the normal, cyclical nature of the television broadcasting business, in which the demand for advertising by candidates running for political office significantly increases in even-numbered election years (such as 2008); and

  (iii)
  a $5.3 million increase in retransmission consent revenue due to increased fees for retransmission consent from a larger base of cable operators.

  Salaries, benefits and other operating costs.

        Salaries, benefits and other operating costs were $413.3 million in the year ended December 31, 2008, as compared to $410.0 million in the year ended December 31, 2007, an increase of $3.3 million or 0.8%. This increase was primarily due to:

  (i)
  $5.7 million of severance costs associated with staff reductions; partially offset by

  (ii)
  $2.4 million increase in non-cash Nextel equipment gains which offset Salaries, benefits and other operating costs.

  Amortization of program rights.

        Amortization of program rights was $76.3 million in the year ended December 31, 2008, as compared to $75.9 million in the year ended December 31, 2007, a slight increase over prior year.

  Depreciation and amortization.

        Depreciation and amortization was $56.1 million in the year ended December 31, 2008, as compared to $55.3 million in the year ended December 31, 2007, a slight increase of $0.8 million or 1.6%.

        Depreciation expense was $50.2 million in the year ended December 31, 2008, as compared to $48.6 million in the year ended December 31, 2007, an increase of $1.6 million or 3.3%. The increase in depreciation expense is primarily due the completion of some large projects in late 2007 and the addition of Nextel assets in 2008 that replaced fully depreciated analog equipment.

        Amortization was $6.0 and $6.7 million for the years ended December 31, 2008 and 2007, respectively.

  Insurance settlement.

        During the first quarter of 2008, the Company recognized an $11.5 million insurance settlement resulting from Hurricane Katrina as an offset to Station operating expenses.

  Impairment loss.

        As noted above, the Company recorded an impairment charge on certain of its FCC licenses of $926.1 million in the fourth quarter of 2008.

  Corporate, general and administrative expenses.

        Corporate, general and administrative expenses were $35.4 million in the year ended December 31, 2008, as compared to $38.4 million in the year ended December 31, 2007, a decrease of $3.1 million or 8.0%. In 2007, the Company incurred $3.9 million in legal and financial advisory expenses related to a tender offer by the Hearst Corporation. No similar costs were incurred in 2008.

  Operating income/(loss).

        Operating loss was $775.1 million in the year ended December 31, 2008, as compared to operating income of $176.2 million in the year ended December 31, 2007, a decrease of $951.3 million. This change in operating income/(loss) was due to the items discussed above.

  Interest expense.

        Interest expense was $51.0 million in the year ended December 31, 2008, as compared to $63.0 million in the year ended December 31, 2007, a decrease of $12.0 million or 19.1%. This decrease was primarily due to:

  (i)
  the payments of $90.0 million principal amount on our private placement debt in each of December 2008 and December 2007;

  (ii)
  the repayment of our $125.0 million 7.0% senior notes on November 15, 2007; and

  (iii)
  a decrease in the underlying LIBOR interest rate on our line of credit; partially offset by

  (iv)
  an increase in interest expense due to net borrowings of $88 million on our credit facility in 2008.

  Interest income.

        Interest income was $0.1 million in the year ended December 31, 2008, as compared to $2.0 million in the year ended December 31, 2006, a decrease of $1.9 million or 96.4%. This decrease is due to lower cash balances on average in 2008 as compared to the same period in 2007 and falling interest rates in 2008.

  Interest Expense, net—Capital Trust.

        Interest expense, net—Capital Trust was $8.6 million in the year ended December 31, 2008, as compared to $9.8 million in the year ended December 31, 2007, a decrease of $1.2 million, resulting from reduced interest in 2008 due to the redemption of the Series B Debentures on June 23, 2008, partially offset by the $3.9 million premium paid on the redemption.

  Other expense.

        Other expense was $3.7 million for the year ended December 31, 2008. In December 2008, the Company recorded an impairment of $3.7 million in the value of our investment in the Arizona Diamondbacks.

  Income taxes.

        The income tax benefit was $332.0 million in the year ended December 31, 2008, as compared to an expense of $38.2 million in the year ended December 31, 2007, a decrease of $370.2 million. This decrease in income tax expense was primarily due to a reduction of $329.0 million in deferred tax liabilities as the result of the Company recording a non-cash impairment charge to write down intangible assets for the year ended December 31, 2008. Deferred tax assets were approximately $4.7 million and deferred tax liabilities were approximately $470.2 million as of December 31, 2008.

        The effective tax rate benefit for the year ended December 31, 2008 was 39.6% as compared to a 36.2% effective tax rate expense for the year ended December 31, 2007. The Company's effective income tax rate difference was a result of the decrease in income/(loss) before income taxes due to the 2008 non-cash impairment charges, from an income of $105.4 million for the year ended December 31, 2007 to a loss of $838.4 million for the year ended December 31, 2008. The effective tax rate was also impacted by tax benefits recognized in the year ended December 31, 2008, due to the settlement of certain tax return examinations and a reduction in a capital loss valuation allowance as a result of the utilization of certain capital loss carryforwards. The Company's effective tax rate for the year ended December 31, 2008 without giving effect to the non-cash impairment charge would have been approximately 27.8%.

        The Company estimates its annual effective tax rate for the year ended December 31, 2009 to be approximately 38%.

  Equity in loss (income) of affiliates, net.

        Equity in loss (income) of affiliates, net was a $10.1 million loss in the year ended December 31, 2008, as compared to a loss of $2.6 million in the year ended December 31, 2007, an increase in the loss of $7.5 million. See Note 3 to the consolidated financial statements. This increased loss represents our share of losses in Internet Broadcasting Systems, Inc. ("Internet Broadcasting") and in RDE, as well as the $4.0 million write off of our investment in RDE.

  Net income.

        Net loss was $516.5 million in the year ended December 31, 2008, as compared to income of $64.7 million in the year ended December 31, 2007, a change of $581.1 million. This change was due to the items discussed above.

Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

	For the years ended December 31,
	2007	2006	$ Change	% Change
	(In Thousands)
Total revenue	$755,738	$785,402	$(29,664)	(3.8)%
Station operating expenses:
Salaries, benefits and other operating costs	409,977	397,604	12,373	3.1%
Amortization of program rights	75,891	68,601	7,290	10.6%
Depreciation and amortization	55,262	59,161	(3,899)	(6.6)%
Corporate, general and administrative expenses	38,427	31,261	144,920	463.6%

Operating income	$176,181	$228,775	$(228,775)	(100.0)%
Interest expense	63,023	66,103	(68,146)	(103.1)%
Interest income	(2,043)	(6,229)	(15,979)	256.5%
Interest expense, net—Capital Trust	9,750	9,750	9,750	100.0%
Other expense	—	2,501	102,950	4116.4%

Income before income taxes and equity	$105,451	$156,650	$(156,650)	(100.0)%
Income tax expense	38,207	58,410	(55,822)	(95.6)%
Equity in income of affiliates, net	2,588	(483)	(483)	100.0%

Net income	$64,656	$98,723	$(98,723)	(100.0)%

  Total revenue.

	For the years ended December 31,
	2007	2006	$ Change	% Change
	(In thousands)
Net local & national ad revenue (excluding political)	$629,835	$614,257	$15,578	2.5%
Net political revenue	32,054	88,040	(55,986)	(63.6)%
Barter and trade revenue	26,039	24,471	1,568	6.4%
Retransmission consent revenue	21,634	17,908	3,726	20.8%
Net digital media revenue	20,871	15,513	5,358	34.5%
Network compensation	9,312	9,810	(498)	(5.1)%
Other revenues	15,993	15,403	590	3.8%

Total revenue	$755,738	$785,402	$(29,664)	(3.8)%

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

  (iv)
  a $1.3 million increase in bad debt expense resulting from the recession in the economy; partially offset by

  (v)
  a $2.3 million non-cash gain which primarily represents the difference between the fair market value of the digital equipment we received and the book value of the analog equipment exchanged by Nextel.

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

        Equity in loss (income) of affiliates, net was a $2.6 million loss in the year ended December 31, 2007, as compared to income of $0.5 million in the year ended December 31, 2006, a decrease of $3.1 million. See Note 3 to the consolidated financial statements. For the year ended December 31, 2007, our share of income in Internet Broadcasting was more than offset by our share of losses RDE.

  Net income.

        Net income was $64.7 million in the year ended December 31, 2007, as compared to $98.7 million in the year ended December 31, 2006, a decrease of $34.1 million or 34.5%. This decrease was due to the items discussed above.

Liquidity and Capital Resources

	For the years ended December 31,
				2008 vs 2007 $ Change	2008 vs 2007 % Change	2007 vs 2006 % Change
(in thousands)	2008	2007	2006
Net cash provided by operating activities	$193,319	$135,744	$200,384	$57,575	42%	(32)%
Net cash used in investing activities	$(31,903)	$(58,433)	$(282,893)	$26,530	(45)%	(79)%
Net cash used in financing activities	$(160,336)	$(89,957)	$(18,946)	$(70,379)	78%	375%
Cash and cash equivalents	$7,044	$5,964	$18,610	$1,080	18%	(68)%
Cash paid during the year for:
Capital Expenditures	$35,422	$55,802	$60,439	$(20,380)	(37)%	(8)%
Program Payments	$73,479	$73,565	$67,817	$(86)	0%	8%
Interest	$50,237	$62,477	$65,144	$(12,240)	(20)%	(4)%
Interest on Note payable to Capital Trust	$8,586	$9,750	$9,750	$(1,164)	(12)%	0%
Taxes, net of refunds	$7,691	$36,955	$38,518	$(29,264)	(79)%	(4)%
Dividends paid on common stock	$26,289	$26,206	$25,954	$83	0%	1%
Series A Common Stock repurchases	$1,091	$5,273	$2,780	$(4,182)	(79)%	90%

        As of December 31, 2008, the Company's cash and cash equivalents balance was $7.0 million, as compared to $6.0 million as of December 31, 2007. The net increase in cash and cash equivalents of $1.0 million during 2008 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

  Operating Activities

        Net cash provided by operating activities was approximately $193.3 million and $135.7 million in the years ended December 31, 2008 and 2007, respectively. The increase in net cash provided by operating activities of $57.6 million in the year ended December 31, 2008 was primarily due to an increase in our political advertising in 2008, for which we receive cash in advance, lower tax and interest payments in 2008 and the $11.5 million insurance settlement received in 2008.

  Investing Activities

        Net cash used in investing activities was approximately $31.9 million and $58.4 million in the years ended December 31, 2008 and 2007, respectively. The decrease in net cash used in investing activities of $26.5 million in the year ended December 31, 2008 was primarily due to:

  (i)
  Cash proceeds of $4.0 million resulting from the redemption of the common securities issued by the Capital Trust;

  (ii)
  Cash proceeds from insurance of $2.9 million resulting from losses incurred during Hurricane Katrina; and

  (iii)
  a decrease in capital expenditures from $55.8 million in the year ended December 31, 2007 to $35.4 million during the same period in 2008.

  Financing Activities

        Net cash used in financing activities was approximately $160.3 million and $90.0 million in the years ended December 31, 2008 and 2007, respectively. The change in cash used in financing activities of $70.4 million in the year ended December 31, 2008 was primarily due to:

  (i)
  Cash used in the redemption of the notes payable to the Capital Trust of $134.0 million in the year ended December 31, 2008;

  (ii)
  Net borrowings for $88.0 in the year ended December 31, 2008, compared to $141.0 million in the year ended December 31, 2007;

  (iii)
  Cash used to repay the senior notes and private placement of $125 million in the year ended December 31, 2007; and

  (iv)
  A reduction of $12.4 million in cash receipts from stock option exercises.

        The changes in debt in the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Revolving Credit Facility	Senior Notes	Private Placement Debt	Capital Lease Obligations	Total	Capital Trust
Balance at December 31, 2006	$100,000	$407,110	$360,000	$60	$867,170	$134,021
Payments	—	(125,000)	(90,000)	(44)	(215,044)	—
Borrowings	141,000	—	—	—	141,000	—

Balance at December 31, 2007	$241,000	$282,110	$270,000	$16	$793,126	$134,021

Payments	(337,000)	—	(90,000)	(16)	(427,016)	(134,021)
Borrowings	425,000	—	—	—	425,000	—

Balance at December 31, 2008	$329,000	$282,110	$180,000	$—	$791,110	$—

        Certain of our debt obligations contain financial and other covenants and restrictions on the Company. None of these covenants or restrictions includes any triggers explicitly tied to the Company's credit ratings or stock price. Pursuant to our revolving credit facility and private placement debt agreements we must maintain minimum interest coverage and a minimum consolidated net worth and cannot exceed a maximum leverage ratio. We are in compliance with all such covenants and restrictions as of December 31, 2008. However, there can be no assurance that we will be able to stay in compliance if our financial performance declines and our credit statistics (including our leverage ratio) deteriorate. In addition, further impairment charges could negatively impact our net worth covenant. The Company's ability to meet its covenants may also be affected by events beyond its control, including a deterioration of current economic and industry conditions. Events of default, if not waived or cured, could result in the acceleration of the maturity of the Company's debt. Because of the current volatility in U.S. credit markets, obtaining new financing arrangements or amending existing ones would likely result in significantly higher fees and ongoing interest costs as compared to those under the Company's current arrangements. In addition, we may be forced to take actions that will enable us to meet our covenants in the near term but may adversely affect our earnings in the longer term.

        All of our long-term debt obligations as of December 31, 2008, exclusive of capital lease obligations and the credit facility, bear interest at a fixed rate. Our credit ratings for long-term debt obligations, respectively, were BBB- by Standard & Poor's and Fitch Ratings, and Baa3 by Moody's Investors Service, as of December 31, 2008. Such credit ratings are considered to be investment grade. Our controlling stockholder, Hearst, owns 20% of Fitch Ratings.

        In November 2006, we increased our five-year unsecured revolving credit facility to $500 million. The credit facility, which matures on April 15, 2010, can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility will bear interest at our option at LIBOR or the alternate base rate ("ABR"), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the "Leverage Ratio"). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have borrowed $329.0 million under the credit facility as of December 31, 2008.

        During 2008, our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock for a total amount of $26.3 million. Included in this amount was $21.2 million payable to Hearst. During 2007, our Board of Directors declared quarterly cash dividends on our Series A and Series B Common Stock for a total amount of $26.2 million. Included in this amount was $19.3 million payable to Hearst. See Note 12 to the consolidated financial statements.

Contractual Obligations

        The following table summarizes our future cash obligations as of December 31, 2008 under existing debt repayment schedules, the note payable to Capital Trust, non-cancelable leases, future payments for program rights, employment and talent contracts, minimum pension contributions, expected payments on our unrecognized tax benefits and common stock dividends:

	2009	2010	2011	2012	2013	Thereafter
Total debt(1)	$90,000	$419,000	$—	$—	$—	$282,110
Net non-cancelable operating lease obligations	7,017	4,548	2,682	2,412	2,399	7,521
Program rights	83,155	66,911	59,350	34,807	22,017	4,760
Employee, talent and other contracts	75,381	40,074	13,135	3,385	1,048	173
Minimum pension contributions(2)	10,600	—	—	—	—	—
Unrecognized tax benefits(3)	2,000	—	—	—	—	—
Common stock dividend(4)	6,585	—	—	—	—	—

	$274,738	$530,533	$75,167	$40,604	$25,464	$294,564

(1)
Excludes interest.

(2)
Future minimum pension contributions in years subsequent to 2009 are not determinable at this time, but will be required.

(3)
The non-current portion of the unrecognized tax benefits is not included in future payment obligations for the next 5 years as we cannot reasonably estimate the timing or amounts of additional cash payments, if any, at this time.

(4)
Reflects dividend declared on December 11, 2008 and paid on January 15, 2009.

        The above table does not include cash requirements for the payment of any dividends that our Board of Directors may decide to declare in the future on our Series A and Series B Common Stock. See Note 9 to the consolidated financial statements.

        We anticipate that our primary sources of cash, which include current cash balances, cash provided by operating activities, and amounts available under our credit facility, will be sufficient to finance the operating and working capital requirements of our stations, as well as our debt service requirements, anticipated capital expenditures, and other obligations of the Company for the next 12 months. However, if volatility in the U.S. credit markets persists and/or economic and industry conditions continue to deteriorate or do not improve, there can be no assurance that such sources of cash will not be adversely affected. We are currently evaluating various financing alternatives available to the Company. Such alternatives may include accessing one or more capital markets, including bank credit facilities, public bond offerings, private placements or such other markets as may be deemed appropriate. The purpose of such financing, or financings, if completed, would be to provide liquidity to the Company, repay or refinance the $90 million payment on our private placement debt due December 2009, and to repay or refinance the current revolving credit facility which matures April 2010.

Impact of Inflation

        The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.

Off-Balance Sheet Arrangements

        Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2008, and employment contracts for key employees discussed above, the Company does not have any off-balance sheet financings or liabilities. The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

New Accounting Pronouncements

        In November 2008, the FASB ratified EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company does not believe the adoption of EITF 08-6 will have a material impact on its financial position, cash flows or results of operations.

        In November 2008, the FASB ratified EITF 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company will apply the guidance of the EITF to intangible assets acquired after January 1, 2009. The impact of adopting the EITF will be dependent on the circumstances of future transactions.

        In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets." The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets" and requires additional disclosure regarding renewals. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009. The impact of adopting the FSP will be dependent on the circumstances of future transactions.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The Company did not elect optional fair value measurement for any of its financial assets or liabilities. As such, the adoption of SFAS 159 did not have a material impact on the Company's financial position, cash flows or results of operations

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FSP FAS No. 157-2, which deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets did not have a material impact on the Company's financial position, cash flows or results of operations. The Company is evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities.

        In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active, ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value of financial assets in an inactive market. FSP 157-3 is effective immediately and applies to the Company's September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS 158 requires employers to recognize an asset or liability for a plan's overfunded or underfunded status, measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company has adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006. Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for all years ending after December 15, 2008. The Company plans to utilize the "15-month" method to change the measurement date from September 30 to December 31 in 2008. The Company recorded a decrease to Retained earnings of $1.8 million, net of taxes and an increase of $0.3 million, net of tax, in Accumulated other comprehensive loss due to the change.

ITEM 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our long-term debt obligations as of December 31, 2008 are at 1) fixed interest rates and therefore are not sensitive to fluctuations in interest rates and 2) variable rate debt at LIBOR or the alternative base rate plus the applicable margin. See Note 6 to the consolidated financial statements. The following table presents the fair value of long-term debt obligations (excluding capital lease obligations) as of December 31, 2008 and 2007 and the future cash flows by expected maturity dates, based upon outstanding principal balances as of December 31, 2008. See Note 15 to the consolidated financial statements.

	December 31, 2008
	Expected Maturity
								Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt:
Fixed rate:
Senior Notes	$—	$—	$—	$—	$—	$282,110	$282,110	$200,339
Private Placement Debt	$90,000	$90,000	$—	$—	$—	—	$180,000	$175,700
Variable rate debt:
Revolving Credit Facility	—	$329,000	$—	—	—	—	$329,000	$329,000

        The annualized weighted average interest rate for our fixed interest long-term debt outstanding is 7.2% in each of the years ended December 31, 2008, 2007 and 2006. The annualized weighted average interest rate for our variable interest long-term debt outstanding is 3.7% and 5.9% in the years ended December 31, 2008 and 2007, respectively. See Note 6 to the consolidated financial statements.

        Our debt obligations contain certain financial and other covenants and restrictions on the Company. Pursuant to our revolving credit facility and Private Placement debt agreements we must maintain minimum interest coverage and a minimum consolidated net worth and cannot exceed a maximum leverage ratio. Such covenants and restrictions do not include any triggers of default related to our overall credit rating or stock prices. As of December 31, 2008, we were in compliance with all such covenants and restrictions, but can give no assurance that the covenants will continue to be met.

        Our credit facility stipulates that an event of default exists at such time that Hearst's (and certain of its affiliates') equity ownership in us becomes less than 35% of the total equity which gives the banks the right to terminate commitments and declare outstanding loans due and payable.

        As of December 31, 2008, we are not involved in any derivative financial instruments. However, we may consider certain interest rate risk strategies in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hearst-Argyle Television, Inc.:

        We have audited the accompanying consolidated balance sheets of Hearst-Argyle Television, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plan, and Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Hearst-Argyle Television, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ DELOITTE & TOUCHE LLP

New York, New York
February 27, 2009

HEARST-ARGYLE TELEVISION, INC.

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$7,044	$5,964
Accounts receivable, net of allowance for doubtful accounts of $3,058 and $2,450 in 2008 and 2007, respectively	121,746	164,764
Program and barter rights	63,492	65,097
Deferred income tax asset	4,707	4,794
Other	5,169	5,698

Total current assets	$202,158	$246,317

Property, plant and equipment:
Land, building and improvements	$183,396	$175,746
Broadcasting equipment	440,600	414,775
Office furniture, equipment and other	55,550	52,502
Construction in progress	2,398	13,325

	681,944	656,348
Less accumulated depreciation	(385,474)	(350,377)

Property, plant and equipment, net	$296,470	$305,971

Intangible assets, net	1,581,315	2,513,340
Goodwill	789,526	816,728

Total intangible assets and goodwill, net	$2,370,841	$3,330,068

Other assets:
Deferred financing costs, net of accumulated amortization of $21,414 and $20,120 in 2008 and 2007, respectively	$6,706	$8,000
Investments	26,974	41,948
Program and barter rights	8,367	8,399
Pension and other assets	2,198	18,273

Total other assets	$44,245	$76,620

Total assets	$2,913,714	$3,958,976

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$90,000	$90,016
Accounts payable	12,982	15,103
Accrued liabilities	48,072	48,376
Program and barter rights payable	64,743	64,687
Payable to The Hearst Corporation	9,483	5,747
Other liabilities	4,510	6,482

Total current liabilities	$229,790	$230,411

Program and barter rights payable, noncurrent	15,728	15,587
Long-term debt	701,110	703,110
Note payable to Capital Trust	—	134,021
Deferred income tax liability	470,158	856,790
Pension and other liabilities	123,305	66,658

Total noncurrent liabilities	$1,310,301	$1,776,166

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.01 per share, 1,000,000 shares authorized	—	—
Series A common stock, par value $0.01 per share, 200,000,000 shares authorized at December 31, 2008 and 2007, and 57,127,725 and 57,273,075 shares issued and outstanding at December 31, 2008 and 2007, respectively	571	573
Series B common stock, par value $0.01 per share, 100,000,000 shares authorized at December 31, 2008 and 2007, and 41,298,648 shares issued and outstanding at December 31, 2008 and 2007	413	413
Additional paid-in capital	1,347,833	1,336,786
Retained earnings	198,694	743,264
Accumulated other comprehensive loss, net of tax benefit of $37,495 and $8,101 in 2008 and 2007, respectively	(56,714)	(12,580)
Treasury stock, at cost, 4,773,029 and 4,724,029 shares of Series A common stock at December 31, 2008 and 2007, respectively	(117,174)	(116,057)

Total stockholders' equity	$1,373,623	$1,952,399

Total liabilities and stockholders' equity	$2,913,714	$3,958,976

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Total revenue	$720,491	$755,738	$785,402
Station operating expenses:
Salaries, benefits and other operating costs	413,302	409,977	397,604
Amortization of program rights	76,296	75,891	68,601
Depreciation and amortization	56,130	55,262	59,161
Insurance settlement	(11,549)	—	—
Impairment loss	926,071	—	—
Corporate, general and administrative expenses	35,363	38,427	31,261

Operating (loss) income	$(775,122)	$176,181	$228,775
Interest expense	50,984	63,023	66,103
Interest income	(74)	(2,043)	(6,229)
Interest expense, net—Capital Trust	8,586	9,750	9,750
Other expense	3,731	—	2,501

(Loss) Income before income taxes and equity earnings	$(838,349)	$105,451	$156,650
Income tax (benefit) expense	(332,011)	38,207	58,410
Equity in loss (income) of affiliates, net	10,119	2,588	(483)

Net (loss) income	$(516,457)	$64,656	$98,723

(Loss) Income per common share—basic:	$(5.52)	$0.69	$1.06

Number of common shares used in the calculation	93,559	93,490	92,745

(Loss) Income per common share—diluted:	$(5.52)	$0.69	$1.06

Number of common shares used in the calculation	93,559	94,299	93,353

Dividends per common share—declared	$0.28	$0.28	$0.28

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(In thousands, except per share data)	Series A	Series B	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total	Total Comprehensive (Loss) Income
Balances—December 31, 2005	$557	$413	$1,291,388	$643,414	$(6,309)	$(108,004)	$1,821,459
Net income	—	—	—	98,723	—	—	98,723	$98,723
Additional minimum pension liability, net of tax benefit of $238	—	—	—	—	(360)	—	(360)	(360)

Change in funded status of pension and post-retirement benefit plans, net of income taxes of $17,519	—	—	—	—	(26,440)	—	(26,440)	$98,363

Dividends on common stock ($0.28 per share)	—	—	—	(25,991)	—	—	(25,991)
Employee stock purchase plan proceeds	1	—	2,125	—	—	—	2,126
Stock options exercised	5	—	7,705	—	—	—	7,710
Tax benefit from stock plans	—	—	784	—	—	—	784
Stock based compensation expense	—	—	7,576	—	—	—	7,576
Treasury stock purchased—Series A Common Stock (129,150 shares)	—	—	—	—	—	—	(2,780)	(2,780)

Balances—December 31, 2006	$563	$413	$1,309,578	$716,146	$(33,109)	$(110,784)	$1,882,807
Net income	—	—	—	64,656	—	—	64,656	$64,656
Change in funded status of pension and post-retirement benefit plans, net of income taxes of $13,573	—	—	—	—	20,529	—	20,529	20,529

Dividends on common stock ($0.28 per share)	—	—	—	(26,252)	—	—	(26,252)	$85,185

Employee stock purchase plan proceeds	1	—	2,150	—	—	—	2,151
Stock options exercised	7	—	13,376	—	—	—	13,383
Restricted stock issuances	2	—	(2)	—	—	—	—
Tax benefit from stock plans	—	—	1,530	—	—	—	1,530
Other tax adjustments	—	—	1,967	(11,286)	—	—	(9,319)
Stock based compensation expense	—	—	8,187	—	—	—	8,187
Treasury stock purchased—Series A Common Stock (270,000 shares)	—	—	—	—	—	(5,273)	(5,273)

Balances—December 31, 2007	$573	$413	$1,336,786	$743,264	$(12,580)	$(116,057)	$1,952,399
Net loss	—	—	—	(516,457)	—	—	(516,457)	$(516,457)
Change in funded status of pension and post-retirement benefit plans, net of income taxes of $29,178	—	—	—	—	(44,461)	—	(44,461)	(44,461)

Adoption of FAS 158 measurement date provision, net of income taxes of $1,196	—	—	—	(1,809)	327	—	(1,482)	$(560,918)

Dividends on common stock ($0.28 per share)	—	—	—	(26,304)	—	—	(26,304)
Employee stock purchase plan proceeds	1	—	1,973	—	—	—	1,974
Stock options exercised	—	—	1,089	—	—	—	1,089
Restricted stock activity	(3)	—	3	—	—	(26)	(26)
Tax benefit from stock plans	—	—	44	—	—	—	44
Stock based compensation expense	—	—	7,938	—	—	—	7,938
Treasury stock purchased—Series A Common Stock (49,000 shares)	—	—	—	—	—	(1,091)	(1,091)

Balances—December 31, 2008	$571	$413	$1,347,833	$198,694	$(56,714)	$(117,174)	$1,373,623

See notes to consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Operating Activities
Net income	$(516,457)	$64,656	$98,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	50,177	48,562	52,817
Amortization of intangible assets	5,954	6,700	6,344
Amortization of deferred financing costs	1,294	1,648	1,742
Amortization of program rights	76,296	75,891	68,601
Impairment loss	926,071	—	—
Deferred income taxes	(328,475)	22,233	9,391
Equity in loss (income) of affiliates, net	10,119	2,588	(483)
Provision for doubtful accounts	3,101	2,482	916
Stock-based compensation expense	7,938	8,187	7,576
Insurance settlement	(11,549)	—	—
Business interruption insurance proceeds	8,659	—	—
Loss/(gain) on disposal of fixed assets	985	4	(465)
(Gain) on nextel equipment exchange	(4,705)	(2,293)	—
Other expense, net	3,731	—	2,501
Program payments	(73,479)	(73,565)	(67,817)
Changes in operating assets and liabilities:
Decrease (increase) in Accounts receivable	39,917	(6,463)	(7,728)
Decrease (increase) in Other assets	699	8,231	11,766
(Decrease) increase in Accounts payable and accrued liabilities	(3,821)	(22,124)	14,811
(Decrease) increase in Other liabilities	(3,136)	(993)	1,689

Net cash provided by operating activities	$193,319	$135,744	$200,384

Investing Activities
Purchases of property, plant and equipment, net	(35,422)	(55,802)	(60,439)
Cash proceeds from redemption of Capital Trust	4,021	—	—
Cash proceeds from insurance recoveries	2,890	1,000	5,654
Investment in affiliates and other	(3,392)	(3,631)	(10,597)
Acquisitions	—	—	(217,511)

Net cash used in investing activities	$(31,903)	$(58,433)	$(282,893)

Financing Activities
Borrowings on credit facility	425,000	141,000	100,000
Payments on credit facility	(337,000)	—	—
Payments on private placement	(90,000)	(90,000)	(90,000)
Redemption of notes payable to Capital Trust	(134,021)	—	—
Dividends paid on common stock	(26,289)	(26,206)	(25,954)
Series A Common Stock repurchases	(1,091)	(5,273)	(2,780)
Payment or repurchase of senior notes	—	(125,000)	(10,000)
Principal payments on capital lease obligations	(16)	(12)	(48)
Proceeds from employee stock purchase plan, stock option exercises	3,081	15,534	9,836

Net cash used in financing activities	$(160,336)	$(89,957)	$(18,946)

(Decrease)/increase in cash and cash equivalents	$1,080	$(12,646)	$(101,455)
Cash and cash equivalents at beginning of period	$5,964	$18,610	$120,065

Cash and cash equivalents at end of period	$7,044	$5,964	$18,610

HEARST-ARGYLE TELEVISION, INC.

Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Supplemental Cash Flow Information:
Business acquired in purchase transaction:
Fair market value of assets acquired, net	$—	$—	$245,169
Fair market value of liabilities assumed, net	—	—	(27,658)

Net cash paid, including acquisition costs	$—	$—	$217,511

Cash paid during the year for:
Interest	$50,237	$62,477	$65,144

Interest on Note payable to Capital Trust	$8,586	$9,750	$9,750

Taxes, net of refunds	$7,691	$36,955	$38,518

Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$1,397	$2,410	$3,790

See notes to consolidated financial statements.

1. Nature of Operations

        Hearst-Argyle Television, Inc. and its subsidiaries ("we" or the "Company") own and operate 26 network-affiliated television stations in geographically diverse markets in the United States. Ten of the stations are affiliates of NBC, 12 of the stations are affiliates of ABC, two of the stations are affiliates of CBS, one station is affiliated with CW, and one station is affiliated with MyNetworkTV. Additionally, the Company provides management services to two network-affiliated and one independent television stations and two radio stations that are owned by The Hearst Corporation ("Hearst"). We seek to attract our television audience by providing compelling content on multiple media platforms. We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets. In addition, we seek to make our content available to our audience as they use additional content platforms, such as the Internet and portable devices, during their day. We stream a portion of our television programming, including our news and weather forecasts, and we produce unique content for the Web, as well as publish community information, user-generated content and entertainment content on our stations' websites. We also have a companion mobile ("WAP") site for each of our markets in which our web offering is tuned for viewing over mobile devices. We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers. Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations' Internet and/or mobile websites, enabling them to reach our audience in multiple ways.

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

2. Summary of Accounting Policies and Use of Estimates (Continued)

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

Program Rights

        Program rights and the corresponding contractual obligations are recorded when the license period begins and the programs are available for use. Program rights are carried at the lower of unamortized cost or estimated fair value on a program by program basis. Any reduction in unamortized costs to fair value is included in amortization of program rights in the accompanying Consolidated Statements of Operations. Such reductions in unamortized costs were $1.8 and $0.7 million in the years ended December 31, 2008 and 2007, respectively, and were negligible in the year ended December 31, 2006. Programming rights are amortized over the license period. The majority of the Company's programming rights are for first-run programming which is generally amortized over one year. Rights for off-network syndicated programs, feature films and cartoons are amortized based on the projected number of airings on an accelerated basis contemplating the estimated revenue to be earned per showing, but generally not exceeding five years. Program rights and the corresponding contractual obligations are classified as current or long-term based on estimated usage and payment terms.

Barter and Trade Transactions

        Barter transactions represent the exchange of commercial air time for programming. Trade transactions represent the exchange of commercial air time for merchandise or services. Barter transactions are recorded at the fair market value of the commercial air time relinquished. Trade transactions are generally recorded at fair market value of services either rendered or received. Barter program rights and payables are recorded for barter transactions when the program is available for broadcast. Revenue is recognized on barter and trade transactions when the commercials are broadcast; expenses are recorded when the programming airs or when the merchandise or service is utilized. Barter and trade revenue are included in Total revenue on the Consolidated Statements of Operations and were approximately $24.6 million, $26.0 million and $24.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Barter and trade expenses are included in Salaries, benefits and other operating costs under Station operating expenses on the Consolidated Statements of Operations and were approximately $21.3 million, $22.2 million and $23.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

2. Summary of Accounting Policies and Use of Estimates (Continued)

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

Intangible Assets

        Intangible assets include Federal Communications Commission ("FCC") licenses, network affiliations, goodwill, and other intangible assets such as advertiser client base and favorable leases. In accordance with SFAS No. 142, Goodwill and Intangible Assets ("SFAS 142"), the Company performs a review for impairment of its recorded goodwill and FCC licenses, which are its only intangible assets with indefinite useful lives, annually in the fourth quarter or earlier if indicators of potential impairment exist. The impairment test for FCC licenses consists of comparing the carrying value with its fair value, estimated using a discounted cash flow analysis. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As a result of this impairment testing, the Company recorded an impairment of $926.1 million on certain of our FCC licenses. See Note 4.

        We have determined that for goodwill testing, under SFAS 142 and Emerging Issues Task Force ("EITF") Topic No. D-101: "Clarification of Reporting Unit Guidance in Paragraph 30 of FASB Statement No. 142" ("EITF Topic D-101"), we have a single reporting unit. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to compare the carrying value of the reporting unit to its fair value, which is estimated using a discounted cash flow analysis and corroborated using a market approach. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the goodwill with the carrying amount of that goodwill. If the carrying amount exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess.

        Various judgmental assumptions about the economy, cash flows, growth rates, risk and weighted-average costs of capital of hypothetical market participants are used in developing a discounted cash flow analysis. The Company considers the assumptions used in its estimates to be reasonable, however, had the Company used different assumptions, the Company's reported results may have varied materially.

        The Company amortizes intangible assets with determinable useful lives over their respective estimated useful lives which range from one to 28.5 years. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company evaluates the remaining useful life of its intangible assets with determinable lives each reporting period to identify whether events or circumstances warrant a revision to the remaining period of amortization.

Investments

        The Company has investments in non-consolidated affiliates, which are accounted for under the equity method if the Company's equity interest is from 20% to 50%, and under the cost method if the Company's equity interest is less than 20% and the Company does not exercise significant influence over operating and financial policies. In addition, the Company had a wholly-owned unconsolidated

2. Summary of Accounting Policies and Use of Estimates (Continued)

subsidiary trust which was accounted for under the equity method. The Company evaluates its investments to determine if impairment has occurred. Carrying values are adjusted to reflect fair value, where necessary.

Revenue Recognition

        The Company's primary source of revenue is television advertising. Other sources include retransmission consent revenue, digital media revenue and network compensation. Net advertising revenue, retransmission consent revenue, net digital media revenue and network compensation together represented approximately 94% of the Company's total revenue in each of the years ended December 31, 2008, 2007 and 2006.

  •
  Net Advertising Revenue.  Advertising revenue is recognized net of agency and national representatives' commissions and in the period when the commercials are broadcast.

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

  •
  Network Compensation.  To the extent provided for in certain affiliation agreements, revenue is recognized when the Company's station broadcasts specific network television programs based upon a negotiated value for each program.

  •
  Other Revenue.  The Company generates revenue from other sources, which include the following types of transactions and activities: (i) barter and trade revenue which is recognized when the commercials are broadcast, (ii) management fees earned from Hearst (see Note 12); (iii) services revenue from the production of commercials for advertising; (iv) rental income pursuant to tower lease agreements with third parties providing for attachment of antennas to the Company's towers; and (v) other miscellaneous revenue, such as licenses and royalties. These revenues are generally recognized as earned.

Income Taxes

        As of July 1, 2008, the Company became a member, for U.S. federal income tax purposes, of the affiliated group of corporations of which Hearst Holdings, Inc. ("Holdings"), a wholly owned subsidiary of The Hearst Corporation ("Hearst"), is the common parent, as a result of Holding's ownership of at least 80% of the outstanding voting power of the Company's common stock. Consequently, for periods commencing after July 1, 2008, the Company will no longer file federal and certain state tax returns, but will be included within Holdings' consolidated returns. The Company will continue to file separate income tax returns in states where a consolidated return is not permitted. For the period commencing after July 1, 2008, the provision for income taxes in the Company's consolidated financial statements has been determined on a separate return basis, as if we were filing as a stand alone entity. However, if Hearst is able to utilize a tax asset generated by the Company, which the Company would not otherwise be able to use on a separate return basis, Hearst will pay the Company 50% of that benefit. Federal income taxes currently payable will be paid to Hearst.

        The provision for income taxes is computed based on the pretax income included in the Consolidated Statements of Operations. The Company provides for federal and state income taxes currently payable, as well as for those deferred because of temporary differences between reporting

2. Summary of Accounting Policies and Use of Estimates (Continued)

income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"), which requires that deferred tax assets and liabilities be recognized for the differences in the book and tax basis of certain assets and liabilities using enacted tax rates. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. As required by Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), the Company accounts for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. The results of audits and negotiations with taxing authorities may affect the ultimate settlement of these issues, and the Company has included $27.7 million in Other Liabilities (non-current) and $2.0 million in Accrued Liabilities (current) on our Consolidated Balance Sheet. The timing of any payments related to such settlements cannot be determined but the Company expects that payments in excess of that which is included in Accrued Liabilities would not be made within one year. The Company also records a valuation allowance against its deferred tax assets arising from certain net operating and capital losses when it is more likely than not that some portion or all of such losses will not be realized. The Company's effective tax rate in a given financial statement period may be materially impacted by changes in the level of earnings by taxing jurisdiction, changes in the expected outcome of tax audits, or changes in the deferred tax valuation allowance.

Earnings Per Share ("EPS")

        Basic EPS is calculated by dividing net income or loss by the weighted average common shares outstanding (see Note 7). Diluted EPS is calculated similarly, except that it includes the dilutive effect, if any, of shares issuable under the Company's equity compensation plans (see Note 11).

Off-Balance Sheet Financings and Liabilities

        Other than contractual commitments and other legal contingencies incurred in the normal course of business, agreements for future barter and program rights not yet available for broadcast as of December 31, 2008, and employment contracts for key employees, which are disclosed in Note 13, the Company does not have any off-balance sheet financings or liabilities. Other than its wholly-owned unconsolidated subsidiary trust, which is reflected in the Consolidated Balance Sheet as Note payable to Capital Trust in 2007, the Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does the Company have any interests in, or relationships with, any special-purpose entities that are not reflected in the consolidated financial statements.

Purchase Accounting

        When allocating the purchase price to the acquired assets (tangible and intangible) and assumed liabilities of acquired businesses, it is necessary to develop estimates of fair value. The specialized tangible assets in use at a broadcasting business are typically valued on the basis of the replacement cost of a new asset less observed depreciation. The appraisal of other fixed assets, such as furnishings, vehicles, and office machines, is based upon a comparable market approach. Identified intangible assets, including FCC licenses, are valued at estimated fair value. FCC licenses are valued using a direct approach. The direct approach measures the future economic benefits that the FCC license

2. Summary of Accounting Policies and Use of Estimates (Continued)

brings to its holder and discounts them to the present. The key assumptions used in the discounted cash flow analysis include initial and subsequent capital costs, network affiliation, market revenue growth and station market share projections, operating profit margins, discount rates and perpetual growth rates.

New Accounting Pronouncements

        In November 2008, the FASB ratified EITF No. 08-6, "Equity Method Investment Accounting Considerations," ("EITF 08-6"). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company does not believe the adoption of EITF 08-6 will have a material impact on its financial position, cash flows or results of operations.

        In November 2008, the FASB ratified EITF 08-7, "Accounting for Defensive Intangible Assets," ("EITF 08-7"). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company will apply the guidance of the EITF to intangible assets acquired after January 1, 2009. The impact of adopting the EITF will be dependent on the circumstances of future transactions.

        In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets." The FSP amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets" and requires additional disclosure regarding renewals. The Company will apply the guidance of the FSP to intangible assets acquired after January 1, 2009. The impact of adopting the FSP will be dependent on the circumstances of future transactions.

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

2. Summary of Accounting Policies and Use of Estimates (Continued)

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 became effective for the Company on January 1, 2008. The Company did not elect optional fair value measurement for any of its financial assets or liabilities. As such, the adoption of SFAS 159 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing an asset or liability. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, FASB issued FASB Staff Position ("FSP") FAS No. 157-2, which deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for financial assets did not have a material impact on the Company's financial position, cash flows or results of operations. The Company is evaluating the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities.

        In October 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value of financial assets in an inactive market. FSP 157-3 is effective immediately and applies to the Company's December 31, 2008 financial statements. The application of the provisions of FSP 157-3 did not have a material impact on the Company's financial position, cash flows or results of operations.

        In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS 158 requires employers to recognize an asset or liability for a plan's overfunded or underfunded status, measure a plan's assets and obligations that determine its funded status as of the end of the employer's fiscal year and recognize in comprehensive income changes in the funded status of a defined benefit postretirement plan in the year in which changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. The Company has adopted the requirement to recognize the funded status of a benefit plan as of December 31, 2006. As a result, Accumulated other comprehensive loss increased by $26.4 million, net of tax, as of December 31, 2006. Additionally, the requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year end is effective for all years ending after December 15, 2008. The Company utilized the "15-month" method to change the measurement date from September 30 to December 31 in 2008. In 2008, the Company recorded a decrease to Retained earnings of $1.8 million, net of tax, and an increase of $0.3 million, net of tax, in Accumulated other comprehensive income due to the change.

3. Acquisitions, Dispositions and Investments

Acquisitions

        On August 31, 2006, the Company purchased the assets related to broadcast television station WKCF-TV, a CW affiliate serving Orlando, Florida. The pro-forma results of operations and related per share information have not been presented as the amounts are considered immaterial.

Dispositions

        During the year December 31, 2006, the Company owned 6.175% of U.S. Digital Television, Inc. ("USDTV"). In July 2006, USDTV filed for Chapter 7 bankruptcy and as a result, the Company wrote off its investment of $2.5 million and included the write off in Other Expense for the quarter ended June 30, 2006 in the accompanying Consolidated Statements of Operations.

Investments

        The carrying value of our investments as of December 31, 2008 and 2007 was as follows:

	2008	2007
	(In thousands)
Internet Broadcasting Systems, Inc.	$20,708	$22,007
Ripe Digital Entertainment, Inc.	—	5,920
Arizona Diamondbacks	2,250	5,982
Capital Trust	—	4,021
Other	4,016	4,018

Total investments	$26,974	$41,948

        Internet Broadcasting Systems, Inc.    As of December 31, 2008, we owned 37.6% of Internet Broadcasting Systems, Inc. ("Internet Broadcasting") on a fully diluted basis, resulting from a total cash investment of $33.3 million. Internet Broadcasting operates a national network of station websites under operating agreements with various television station groups, including the Company. We account for this investment using the equity method.

        Ripe Digital Entertainment, Inc.    On April 23, 2008 and December 4, 2008, the Company made additional investments of $2.5 million and $0.9 million, respectively, in Ripe Digital Entertainment, Inc. ("RDE"), resulting in a total cash investment of $14.4 million which represents a 23.4% ownership interest, on a fully diluted basis. We account for this investment using the equity method. However, given RDE's history of losses since 2003, the Company wrote off its remaining investment value of $4.0 million as of December 31, 2008.

        Arizona Diamondbacks.    As of December 31, 2008, we owned 1.7% of the Arizona Diamondbacks, a professional baseball team based in Phoenix, Arizona. During the fourth quarter of 2008, the Company determined to sell its share and wrote the investment down by $3.7 million to the anticipated proceeds. We account for this investment using the cost method.

        Investment in Capital Trust.    On December 20, 2001, the Company purchased all of the Capital Trust's common stock (valued at $6.2 million) as part of the initial capitalization of the Capital Trust, and the Company received $200.0 million in connection with the issuance of the subordinated debentures (valued at $206.2 million) to the Capital Trust. On December 31, 2004, the Company redeemed a portion of the subordinated debentures (valued at $72.2 million) and the Capital Trust concurrently redeemed $2.2 million of its common stock and $70.0 million of preferred securities. On June 23, 2008, the Company redeemed the remaining $134.0 million of its 7.5% Series B Convertible

3. Acquisitions, Dispositions and Investments (Continued)

Junior subordinated debentures (the "Series B Debentures"), which were classified as Notes payable to Capital Trust. These redemptions in turn triggered a simultaneous redemption by the Capital Trust of all $130.0 million of its 7.5% Series B Convertible Preferred Securities (the "Convertible Preferred Securities"), which were convertible into 5.1 million shares of the Company's Series A Common Stock, and the Company's $4.0 million investment in the Capital Trust. As a result of the redemption, Notes payable to Capital Trust was reduced by $134.0 million and Investments was reduced by $4.0 million. In addition, as a result of the redemption of the 7.5% Series B Convertible Preferred Securities, the Company paid a redemption premium of $3.9 million, which was included in the Interest expense, net—Capital Trust. The redemption was funded by an advance under the Company's credit facility. The Trust was dissolved on January 5, 2009.

        Other Investments.    The majority of the Company's other investments are investments in broadcast tower partnerships.

4. Goodwill and Intangible Assets

        The carrying value of goodwill as of December 31, 2008 and 2007 consisted of the following (in thousands):

Balance at December 31, 2007	$816,728
Adjustment	(27,202)

Balance at December 31, 2008	$789,526

        During 2008, goodwill and deferred tax liabilities were adjusted to reverse an accrual related to a tax contingency that was initially recorded in purchase accounting transactions that occurred in 1997 and 1999 that was no longer necessary. This adjustment should have been recorded in a prior period in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination". The impact of recording this prior period adjustment in 2008 was not material to 2008 or any prior period.

        The carrying value of other intangible assets as of December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
	(In thousands)
Total intangible assets subject to amortization	$94,129	$100,083
Intangible assets not subject to amortization—FCC licenses	1,487,186	2,413,257

Total intangible assets, net	$1,581,315	$2,513,340

        In accordance with SFAS 142, the Company assesses its goodwill and intangible assets with indefinite useful lives at least annually by applying a fair value-based test. The Company's intangible assets with indefinite useful lives are licenses to operate its television stations which have been granted by the FCC. SFAS 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144.

        In performing the annual impairment test, the estimated fair value of each market's FCC license is estimated using a discounted cash flow model. For the year ended December 31, 2008, the fair value of certain of the Company's FCC licenses was lower than the carrying value and as such we recorded an

4. Goodwill and Intangible Assets (Continued)

impairment of $926.1 million. For the years ended December 31, 2007 and 2006, the Company determined that the fair value exceeded carrying value and as such that there was no impairment.

        The Company enjoys an expectancy of continued renewal of its FCC licenses, so long as it continues to provide service in the public interest. The FCC has historically renewed the Company's licenses in the ordinary course of business, without compelling challenge and at little cost to the Company. Furthermore, the Company believes that over-the-air broadcasting will continue as a video distribution mode for the foreseeable future. Therefore, the cash flows derived from the Company's FCC licenses are expected to continue indefinitely and as such, and in accordance with SFAS 142, the life of the FCC license intangible asset is deemed to be indefinite.

        Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. SFAS No. 142 requires us to test goodwill for impairment at least annually at the reporting unit level in lieu of being amortized. To estimate the fair value of our reporting unit, we utilize a discounted cash flow model. Other valuation methods, such as a market approach utilizing market multiples are used to corroborate the discounted cash flow analysis performed at the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired. In estimating fair value, management relies on and considers a number of factors, including but not limited to, future market revenue growth, operating profit margins, perpetual growth rates, market revenue share, weighted-average cost of capital, and market data and analysis, including market capitalization.

        During the fourth quarter of 2008, the Company experienced a decline in its market capitalization due to the current economic environment and volatility in the stock market. At December 31, 2008, the Company's market capitalization was less than its book value. Subsequent to December 31, 2008, the Company's stock price continued to be volatile and its market capitalization remained below its book value. As described above, the Company utilizes a discounted cash flow as its principal valuation method, but also considers market transactions and market capitalization in its evaluation of recoverability of goodwill. The Company considered and evaluated the decline in market capitalization as well as the other factors described above, and concluded that its goodwill balance of approximately $790 million at December 31, 2008 continues to be recoverable. We will continue to monitor the need to test our intangibles for impairment as required by SFAS 142, including considering the uncertainty surrounding the current economic environment, changes in estimates of future cash flows, market transactions and volatility in the stock market, as well as in the Company's own stock price in assessing goodwill recoverability.

        For the years ended December 31, 2008, 2007 and 2006 the Company has determined that no impairment of the goodwill value exists as the fair value of the reporting unit exceeded the carrying value.

4. Goodwill and Intangible Assets (Continued)

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS 142 as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$81,790	$42,245	$124,035	$78,246	$45,789
Network affiliations	95,493	43,659	51,834	95,493	41,270	54,223
Other	743	693	50	743	672	71

Total intangible assets subject to amortization	$220,271	$126,142	$94,129	$220,271	$120,188	$100,083

        The Company's amortization expense for definite-lived intangible assets was approximately $6.0 million in the year ended December 31, 2008. Estimated annual intangible asset amortization expense is approximately $6.0 million in each of the next five years.

5. Accrued Liabilities

        Accrued liabilities as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Payroll, benefits and related costs	$20,399	$20,050
Accrued interest	7,141	7,687
Accrued severance	5,036	—
Accrued vacation	4,741	5,289
Accrued payables	2,764	5,334
Other taxes payable	1,963	1,944
Accrued (prepaid) income taxes	(294)	2,111
Other accrued liabilities	6,322	5,961

Total accrued liabilities	$48,072	$48,376

6. Long-Term Debt

        Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	2008	2007
	(In thousands)
Revolving Credit Facility	$329,000	$241,000
Senior Notes	282,110	282,110
Private Placement Debt	180,000	270,000
Capital Lease Obligations	—	16

Total Debt	$791,110	$793,126
Less: Current maturities	(90,000)	(90,016)

Long-term debt	$701,110	$703,110

6. Long-Term Debt (Continued)

Credit Facility

        In November 2006, we increased our five-year unsecured revolving credit facility to $500 million. The credit facility, which matures on April 15, 2010, can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments. Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate ("ABR"), plus the applicable margin. The applicable margin for ABR loans is zero. The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the "Leverage Ratio"). The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%. We are required to pay a commitment fee based on the unused portion of the credit facility. The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio. The credit facility is a general unsecured obligation of the Company. We have borrowed $329.0 million under the credit facility as of December 31, 2008. The annualized weighted average interest rate for our credit facility outstanding was 3.7% for the year ended December 31, 2008.

Senior Notes

        At December 31, 2008 and 2007, the Senior Notes, which are unsecured obligations, consisted of $166.0 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027. In November 2007, the Company repaid $125.0 million principal amount of 7.0% senior notes using its credit facility.

        The Senior Notes were initially issued in November 1997 and January 1998, respectively.

Private Placement Debt

        At December 31, 2008, the Private Placement Debt consists of $180 million in senior, unsecured notes, which bear interest at 7.18% per year. The third of five mandatory $90 million annual payment installments was made on December 15, 2008. The fourth mandatory $90 million payment will be made on December 15, 2009. The Private Placement Debt was initially issued in connection with the January 1, 1999 acquisition of KCRA-TV in Sacramento, California.

Aggregate Maturities of Total Debt

        Approximate aggregate annual maturities of total debt (including capital lease obligations) are as follows (in thousands):

2009	$90,000
2010	419,000
2011	—
2012	—
2013	—
Thereafter	282,110

Total	$791,110

6. Long-Term Debt (Continued)

Debt Covenants and Restrictions

        The Company's debt obligations contain certain financial and other covenants and restrictions on the Company. None of these covenants or restrictions include any triggers explicitly tied to the Company's credit ratings or stock price. Pursuant to our revolving credit facility and Private Placement debt agreements we must maintain minimum interest coverage and a minimum consolidated net worth and cannot exceed a maximum leverage ratio. The Company is in compliance with all such covenants and restrictions as of December 31, 2008.

Interest Expense

        Interest expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following (in thousands):

	2008	2007	2006
Interest on borrowings:
Credit Facility	$10,264	$7,851	$2,663
Senior Notes	20,328	27,961	29,514
Private Placement Debt	19,098	25,563	32,023
Amortization of deferred financings costs and other	1,294	1,648	1,903

Total interest expense	$50,984	$63,023	$66,103

Interest Expense, net—Capital Trust

        Interest expense, net—Capital Trust is interest expense incurred net of equity interest in earnings of the Company's Series B Debentures issued by its wholly owned unconsolidated subsidiary trust (the "Capital Trust"). For the years ended December 31, 2008, 2007 and 2006 the Company incurred interest expense on the debentures issued by the Capital Trust as follows:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)
Interest expense, Series B Subordinated Debentures	$8,731	$10,052	$10,052
Less: Equity in earnings of Capital Trust	(145)	(302)	(302)

Total interest expense, net—Capital Trust	$8,586	$9,750	$9,750

7. Earnings Per Share

        The calculation of basic EPS for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, plus the effect, if any, of

7. Earnings Per Share (Continued)

dilutive common stock equivalent shares. The following tables set forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS 128, Earnings Per Share (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net (loss) income (Basic and Diluted)	$(516,457)	$64,656	$98,723

Basic shares	93,559	93,490	92,745
Basic EPS	$(5.52)	$0.69	$1.06
Diluted shares	93,559	94,299	93,353
Diluted EPS	$(5.52)	$0.69	$1.06
Basic shares	93,559	93,490	92,745
Add: Shares issued upon assumed exercise of stock options	—	809	608

Diluted shares	93,559	94,299	93,353

        The Convertible Preferred Securities, which were redeemed in full in June 2008, have no effect on dilutive EPS for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006 the Company was required to perform a dilution test for the Convertible Preferred Securities related to the Capital Trust which was outstanding during those periods. This test considered only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the years ended December 31, 2007 and 2006, approximately 5.13 million shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Convertible Preferred Securities are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. As a result of the redemption of the Convertible Preferred Securities, the Company dissolved the Capital Trust as of January 5, 2009.

        Options to purchase 5,581,635, 3,551,533 and 6,566,936 shares of Series A Common Stock (before application of the treasury stock method), for the years ended December 31, 2008, 2007 and 2006 respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $18.42, $24.38 and $23.31, respectively.

8. Income Taxes

        The (benefit) provision for income taxes relating to income for the years ended December 31, 2008, 2007 and 2006, consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
State and local	$(8,670)	$(242)	$7,593
Federal	5,134	16,216	41,426

	$(3,536)	$15,974	$49,019

Deferred:
State and local	$(47,553)	$3,571	$1,534
Federal	(280,922)	18,662	7,857

	$(328,475)	$22,233	$9,391

(Benefit) Provision for income taxes	$(332,011)	$38,207	$58,410

8. Income Taxes (Continued)

        The effective tax rate for the year ended December 31, 2008 was 39.6% as compared to 36.2% for the year ended December 31, 2007. The effective income tax rate for the years ended December 31, 2008, 2007 and 2006 varied from the statutory U.S. Federal income tax rate due to the following:

	2008	2007	2006
Statutory U.S. Federal income tax	35.0%	35.0%	35.0%
State income taxes, net of Federal tax benefit	4.4%	2.1%	3.8%
Change in valuation allowances and other estimates	0.2%	(0.4)%	(1.6)%
Other, net	0.0%	(0.5)%	0.1%

Effective income tax rate	39.6%	36.2%	37.3%

        The decrease in our current and deferred tax expense and change in effective tax rate from the year ended December 31, 2008 to December 31, 2007 relates to a reduction of $356.4 million in federal and state deferred tax liabilities as a result of the Company recording a non-cash impairment charge to its intangible assets for the year ended December 31, 2008. Additional tax benefits were recorded in 2008 as a result of the recognition of $4.6 million in net tax benefits due to the settlement of certain tax return examinations, and a $2.5 million reduction in valuation allowances as a result of the utilization of capital loss carryforwards. The decrease in our effective tax rate for the year ended December 31, 2007, primarily relates to a decrease in income before income taxes from $156.7 million for the year ended December 31, 2006 to $105.5 million for the year ended December 31, 2007.

        On January 1, 2007, the Company adopted FIN 48 which clarifies the accounting for uncertain tax positions by prescribing a minimum recognition threshold for recognition of tax benefits in the financial statements. As a result of the implementation of FIN 48, we recognized a $11.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the change in our unrecognized tax benefits balance from January 1, 2008 to December 31, 2008 and January 1, 2007 to December 31, 2007 is as follows (in thousands):

Federal and State Income Tax	2008	2007
Balance at beginning of year	$31,089	$35,426
Increase for tax positions related to the current year	2,168	3,513
Increases for tax positions of prior years	8	592
Decreases for tax positions of prior years	(5,446)	(783)
Audit settlements	—	(1,286)
Statue of limitation expirations	(5,498)	(6,373)

Balance at end of year	$22,321	$31,089

        Our unrecognized tax benefits balance at December 31, 2008, was $22.3 million, and the associated interest and penalties were $7.4 million, of which $27.7 million was included in Other liabilities (noncurrent) and $2.0 million was included in Accrued liabilities (current) on our consolidated balance sheets. Of these unrecognized tax benefit amounts, $19.2 million (net of tax impact), would favorably affect the effective income tax rate in future periods. The liability for unrecognized tax benefits is expected, on a net basis to decrease up to $5.0 million within 12 months of the reporting date due to scheduled closings of examinations and normal expirations of statutes of limitation.

        We record interest and penalties related to the above federal and state unrecognized tax benefits in income tax expense on our Consolidated Statements of Operations. A decrease of accrued interest of

8. Income Taxes (Continued)

$1.6 million (net of $3.0 million in interest increases) was recorded for the year ended December 31, 2008. There were no penalties recorded for the year ended December 31, 2008.

        Additionally, the following unrecognized tax benefits are not recorded on our balance sheets and consist of state net operating loss carryforwards that, if recognized, would have no impact on our effective tax rate and would not require the use of cash (in thousands):

	2008	2007
Unrecognized Tax Benefits (State NOLs)—beginning of year	$19,814	$18,140
Increases based on tax positions related to prior years	102	1,438
Decreases based on tax positions related to prior years	(221)	—
Increases based on tax positions related to the current year	1,570	1,269
Decreases based on tax positions related to the current year	(450)	(1,033)

Unrecognized Tax Benefits (State NOLs)—end of year	$20,815	$19,814

        The Company is no longer subject to U.S. Federal income tax examinations for years before 2005 and is no longer subject to state and local income tax examinations by tax authorities for years before 2000. To date, no material adjustments have been proposed with respect to ongoing examinations.

        Deferred income tax liabilities and assets at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Deferred income tax liabilities:
Difference between book and tax basis of property, plant and equipment	$41,625	$34,802
Difference between book and tax basis of intangible and other assets	501,642	887,054

Total deferred income tax liabilities	$543,267	$921,856

Deferred income tax assets:
Accrued expenses and other	$30,758	$28,722
Accelerated funding of pension benefit obligation	45,579	40,090
Operating and Capital loss carryforwards	5,738	10,386

	82,075	79,198
Less: Valuation allowance	(4,259)	(9,338)

Total deferred income tax assets	77,816	69,860

Net deferred income tax liabilities	$465,451	$851,996

        At December 31, 2008, net deferred tax liabilities include a deferred tax asset of $8.9 million relating to stock-based compensation expense under SFAS 123(R). Full realization of this deferred tax asset requires stock options to be exercised at a price equaling or exceeding the sum of the grant price plus the fair value of the option at the grant date. The provisions of SFAS 123(R), however, do not allow a valuation allowance to be recorded unless the company's future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the price of our Series A Common Stock will rise to levels sufficient to realize the entire tax benefit currently reflected in our balance sheet. See Note 11 for additional discussion of SFAS 123(R).

        At December 31, 2008, we had state net operating loss carryforwards (tax effected) of $5.7 million, expiring through 2028. The valuation allowance represents the uncertainty associated with the

8. Income Taxes (Continued)

realization of these tax loss carryforwards. The change in the operating and capital loss carryforwards and associated valuation allowance for 2008 is primarily the result of the Company's utilization of approximately $2.5 million in capital loss carryforwards.

        The net deferred income tax liabilities are presented under the following captions on the Company's Consolidated Balance Sheets:

	2008	2007
	(In thousands)
Deferred income tax liability	$470,158	$856,790
Deferred income tax asset (current)	4,707	4,794

Net deferred income tax liability	$465,451	$851,996

        The deferred tax liabilities primarily relate to differences between book and tax basis of the Company's FCC licenses. In accordance with the adoption of SFAS 142 on January 1, 2002, the Company no longer amortizes its FCC licenses, but instead tests them for impairment annually. In the year ended December 31, 2008, the Company recorded an impairment charge to its FCC license intangibles resulting in a decrease of $356.4 million in deferred tax liabilities. This decrease was partially offset by the Company's amortization of its tax basis in FCC licenses and other intangibles which results in an increase of $26.9 million in deferred tax liabilities.

9. Common Stock

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

9. Common Stock (Continued)

Common Stock Repurchase

        In May 1998 the Company's Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management's discretion. During 2008, the Company repurchased 49,000 shares of Series A Common Stock at a cost of $1.1 million and an average per share price of $22.26. Between May 1998 and December 31, 2008, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.2 million and an average price of $24.54, leaving $182.9 million under the Board authorization. There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

        During the year ended December 31, 2008, Hearst and its indirect wholly-owned subsidiary, Hearst Broadcasting, Inc. ("Hearst Broadcasting"), completed its current authorization to purchase up to eight million shares of our Series A Common Stock. Hearst authorized these purchases in December 2007 in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes, and reached the limit of this authorization as of August 6, 2008. Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock. During the year ended December 31, 2008, Hearst Broadcasting purchased 7.6 million shares of Series A Common Stock. Between May 1998 (the date of Hearst's first purchase authorization) and December 31, 2008, under these purchase authorizations Hearst purchased approximately 31.1 million shares of the Company's Series A Common Stock.

        As of December 31, 2008 and December 31, 2007, Hearst owned 81.6% and 73.7%, respectively, of the Company's outstanding common stock.

Common Stock Dividends

        During the year ended December 31, 2008, the Company's Board of Directors declared cash dividends as follows:

Dividend Amount	Declaration Date	Record Date	Payment Date	Total Dividend
$0.07	December 11, 2008	January 5, 2009	January 15, 2009	$6,585
$0.07	September 22, 2008	October 5, 2008	October 15, 2008	$6,576
$0.07	May 6, 2008	July 5, 2008	July 15, 2008	$6,573
$0.07	March 27, 2008	April 5, 2008	April 15, 2008	$6,570

        On February 24, 2009, our Board of Directors suspended payment of our dividend. We do not currently know when, or if, dividends will be declared by our Board in the future.

10. Preferred Stock

        Under the Company's Certificate of Incorporation, the Company has one million authorized shares of Preferred Stock, par value $.01 per share. At December 31, 2008, 2007 and 2006, there was no Preferred Stock outstanding.

11. Employee Stock Plans

        On May 5, 2007, the Company's stockholders and Board of Directors approved the 2007 Long Term Incentive Compensation Plan (the "2007 Incentive Compensation Plan"), and on May 6, 2008, the Company's stockholders approved an Amendment and Restatement of the 2007 Long Term Incentive Compensation Plan. The 2007 Incentive Compensation Plan replaced the 2004 Long Term

11. Employee Stock Plans (Continued)

Incentive Compensation Plan (the "2004 Incentive Compensation Plan") (together the "Incentive Compensation Plans") and the Amended and Restated 1997 Stock Option Plan (the "1997 Stock Option Plan"). All grants made after May 5, 2007 are made under the 2007 Incentive Compensation Plan.

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

        As of December 31, 2008, all stock options awarded under the Incentive Compensation Plans were granted with exercise prices equal to the market price of the underlying stock as of the date of grant. Under each of the Incentive Compensation Plans, options are exercisable after the period or periods specified in the applicable option agreement, but no option can be exercised after the expiration of 10 years from the date of grant. The fair value of the restricted stock awarded is equal to the market value on the date of award. Generally, options granted to employees under the Incentive Compensation Plans cliff-vest after three years commencing on the effective date of the grant and the restriction period will lapse on restricted stock awarded to employees after three years commencing on the effective date of the award.

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

11. Employee Stock Plans (Continued)

        A summary of the status of the stock options granted under the Company's 1997 Stock Option Plan and Incentive Compensation Plans, and changes for the years ended December 31, 2008, 2007, 2006 are presented below (not in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggegate Intrinsic Value
Outstanding at December 31, 2005	8,520,847	$23.53

Granted	756,650	25.40
Exercised	(391,213)	19.70
Forfeited	(79,988)	24.92

Outstanding at December 31, 2006	8,806,296	$23.85

Granted	705,800	20.26
Exercised	(632,224)	21.17
Forfeited	(233,790)	25.03
Expired	(756,539)	26.86

Outstanding at December 31, 2007	7,889,543	$23.42

Granted	366,967	8.75
Exercised	(53,200)	22.59
Forfeited	(883,370)	24.50
Expired	(207,278)	26.28

Outstanding at December 31, 2008	7,112,662	$22.53	5.4	$34,925

Unvested options as of December 31, 2008	1,514,293	$19.38	8.8	$34,925

Exercisable at December 31, 2006	5,490,211	$23.10

Exercisable at December 31, 2007	5,311,068	$23.42

Exercisable at December 31, 2008	5,581,635	$23.38	4.4	$—

11. Employee Stock Plans (Continued)

        As of December 31, 2008 1,109,272 options are expected to vest. A summary of the status of the restricted stock awarded under the Company's Incentive Compensation Plans, and changes for the years ended December 31, 2008, 2007 and 2006 are presented below (not in thousands):

	Restricted Stock Outstanding
	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Balance at January 1, 2006	—	$—
Granted	167,000	25.62
Vested	—	—
Forfeited	—	—

Balance at December 31, 2006	167,000	$25.62

Granted	199,616	20.22
Vested	(4,564)	25.64
Forfeited	(4,283)	25.64

Balance at December 31, 2007	357,769	$22.54

Granted	107,722	7.69
Vested	(18,303)	22.90
Forfeited	(26,138)	23.00

Balance at December 31, 2008	421,050	$19.19

        Stock-based compensation expense was $7.9 million, $8.2 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The total deferred tax benefit related thereto was $2.4 million, $3.1 million and $2.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $13.8 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the equity compensation plans, which does not include the effect of future grants of equity compensation, if any. Of the total $13.8 million, we expect to recognize approximately 60% in 2009, 34% in 2010 and 6% in 2011. We received $1.1 million upon the exercise of stock options during the year ended December 31, 2008, $13.4 million upon the exercise of stock options during the year ended December 31, 2007, and $7.7 million upon the exercise of stock options during the year ended December 31, 2006.

        Under SFAS No. 123(R), options are valued at their date of grant and then expensed over their vesting period. The values of the Company's options were calculated at the date of grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of options granted was $2.66, $5.65 and $7.49 for the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value (the difference between market price and exercise price) of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $3.3 million and $2.0 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $8.3 million, $6.8 million and $7.7 million, respectively.

11. Employee Stock Plans (Continued)

        The following weighted average assumptions were used in the Black Scholes option-pricing model to value options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Expected life	5.83 years	6.0 Years	5.9 Years
Volatility factor	39.34%	25.64%	25.09%
Risk-free interest rate	1.73%	3.60%	4.45%
Dividend yield	1.47%	1.40%	1.20%

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

        In April 1999, we implemented a non-compensatory employee stock purchase plan ("ESPP") in accordance with Internal Revenue Code Section 423. The ESPP allows employees to purchase shares of our Series A Common Stock, at 85% of its market price, through after-tax payroll deductions. We reserved and made available for issuance and purchases under the Stock Purchase Plan 5,000,000 shares of Series A Common Stock. Employees purchased 140,918 and 101,624 shares for aggregate proceeds of approximately $2.0 million and $2.2 million in the years ended December 31, 2008 and 2007, respectively. In accordance with SFAS 123(R), we recorded $0.5, $0.4 and $0.4 million in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively.

12. Related Party Transactions

        The Hearst Corporation.    As of December 31, 2008, Hearst beneficially owned approximately 67.3% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 81.6% of the outstanding voting power of our common stock, except with regard to the election of directors. With regard to the election of directors, Hearst's beneficial ownership of our Series B Common Stock entitles Hearst to elect as a class 11 of the 13 directors of our Board of Directors. During the years ended December 31, 2008, 2007 and 2006, we entered into the following transactions with Hearst or parties related to Hearst:

  •
  Hearst Lease.  On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices. Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million. For the year ended December 31, 2008, we recorded approximately $1.7 million in rent expense under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which we amortize over the lease term.

  •
  Tax Sharing Agreement.  On October 30, 2008, the Company entered into a Tax Sharing Agreement with Hearst Holdings, Inc. as a result of the July 1, 2008 tax consolidation. The agreement specifies the method of determining the amounts owed and timing of payments resulting from the consolidation, as well as providing for tax preparation and related services by Hearst to the Company. For the year ended December 31, 2008, the Company has a payable to Hearst of $1.8 million under the Tax Sharing Agreement.

  •
  Management Services Agreement.  We recorded revenue of approximately $3.9 million, $5.6 million and $6.7 million in the years ended December 31, 2008, 2007 and 2006, respectively, relating to a management agreement with Hearst (the "Management Agreement"). Pursuant to the Management Agreement, we provide certain sales, news, programming, legal, financial,

12. Related Party Transactions (Continued)

    engineering and accounting management services for certain Hearst-owned television and radio stations. Certain employees of these managed stations are also participants in our equity compensation plans. We believe the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

  •
  Intercompany Services Agreement.  We incurred expenses of approximately $6.8 million, $6.6 million and $5.0 million in the years ended December 31, 2008, 2007 and 2006, respectively, relating to a services agreement with Hearst (the "Services Agreement"). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. We believe the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

  •
  Interest Expense, Net—Capital Trust.  We incurred interest expense, net, relating to the Subordinated Debentures issued to our wholly-owned unconsolidated subsidiary, the Capital Trust, of $8.6 million, $9.8 million and $9.8 million in the years ended December 31, 2008, 2007 and 2006, respectively. The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $1.7 million, $1.9 million, and $1.9 million in the years ended December 31, 2008, 2007 and 2006, respectively, was paid to Hearst. In 2008 we redeemed the Subordinated Debentures and Redeemable Convertible Preferred Securities in full and as of January 5, 2009, we have dissolved the Capital Trust.

  •
  Dividend on Common Stock.  Our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock, respectively, for a total amount of $26.3 million. Included in this amount was $21.1 million payable to Hearst. On December 15, 2008, our Board declared a cash dividend of $0.07 per share on our Series A and Series B Common Stock for a total of $6.6 million. Included in this amount was $5.4 million payable to Hearst. In the year ended December 31, 2007, the Company paid cash dividends of $26.2 million. Included in this amount was $19.3 million payable to Hearst. In the year ended December 31, 2006, the Company paid cash dividends of $26.0 million. Included in this amount was $19.0 million payable to Hearst. See Note 9.

  •
  Radio Facilities Lease.  Pursuant to a lease agreement, Hearst paid us approximately $0.8 million in each of the years ended December 31, 2008, 2007 and 2006. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst's Baltimore, Maryland radio stations.

  •
  Lifetime Entertainment Services.  We have agreements with Lifetime Entertainment Services ("Lifetime"), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time, (i) we have assisted Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime has acted as our agent with respect to the negotiation of certain of our agreements with cable, satellite and certain other multi-channel video programming distributors. Amounts payable to us by Lifetime depend on the specific terms of these agreements and may be fixed or variable. We have recorded revenue from the agreements of $23.0 million, $20.5 million and $17.7 million in the years ended December 31, 2008, 2007 and 2006, respectively.

12. Related Party Transactions (Continued)

  •
  Wide Orbit, Inc.  In November 2004, we entered into an agreement with Wide Orbit, Inc. ("Wide Orbit") for licensing and servicing of Wide Orbit's Traffic Sales and Billing Solutions software. Hearst owns approximately 7.3% of Wide Orbit, Inc. In the years ended December 31, 2008, 2007 and 2006, we paid Wide Orbit approximately $1.8 million, $1.8 million and $1.4 million, respectively, under the agreement.

  •
  New England Cable News.  One of our executive officers, David J. Barrett, served as Hearst's representatives on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. ("NECN"). Hearst pays $2,000 per month to the Company as compensation for his service. In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN's reporters in exchange for news gathering services.

  •
  ESPN.  During the years ended December 31, 2008 and 2007, certain of the Company's stations paid fees in the amount of approximately $2.0 million in the aggregate to ESPN in exchange for the right to broadcast certain sports programs. Hearst owns approximately 20% of ESPN.

  •
  Other Transactions with Hearst.  In each of the years ended December 31, 2008, 2007 and 2006, we recorded net revenue of approximately $0.1 million relating to advertising sales to Hearst on behalf of Good Housekeeping, which is owned by Hearst.

        Internet Broadcasting.    As of December 31, 2008, the Company owned 37.6% of Internet Broadcasting Systems, Inc. ("Internet Broadcasting") on a fully diluted basis. We also have various agreements pursuant to which we have paid Internet Broadcasting $10.5 million, $9.8 million and $8.0 million during the years ended December 31, 2008, 2007 and 2006, respectively. In addition, Internet Broadcasting hosts our corporate website for a nominal amount. Harry T. Hawks and Roger Keating, two of our executive officers, serve on the Board of Directors of Internet Broadcasting, from which they did not receive compensation for their Board service.

        Small Business Television.    The Company utilizes Small Business Television's ("SBTV") services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to costs. In the year ended December 31, 2008 these sales generated revenue of approximately $1.1 million, of which approximately $0.6 million was distributed to the Company. In the year ended December 31, 2007 these sales generated revenue of approximately $1.4 million, of which approximately $0.8 million was distributed to the Company. In the year ended December 31, 2006 these sales generated revenue of approximately $1.6 million, of which approximately $0.9 million was distributed to the Company. Mr. Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company's Board of Directors.

        RDE.    During 2008, the Company invested an additional $3.4 million in RDE in the form of a Convertible Promissory Note. As of December 31, 2008, the Company owned 23.4% of RDE on a fully diluted basis. During 2008 and 2007, the Company earned nominal rental income from RDE for office space in our former Corporate headquarters. Harry Hawks, one of our executive officers, serves, and during part of 2008 Steve A. Hobbs, one of our former executive officers, served on the Board of Directors of RDE, from which they did not receive compensation for their Board service.

        Other Related Parties.    In the ordinary course of business, the Company enters into transactions with other related parties, none of which were significant to our financial results in the years ended December 31, 2008, 2007 and 2006.

13. Other Commitments and Contingencies

        We have obligations to various program syndicators and distributors in accordance with current contracts for the rights to broadcast programs. Future payments and barter obligations as of December 31, 2008, scheduled under contracts for programs which are currently available for broadcast are as follows (in thousands):

	Program Rights	Barter Rights
2009	$52,274	$12,469
2010	3,296	398
2011	6,014	17
2012	3,273	5
2013	1,841	4
Thereafter	867	13

Total	$67,565	$12,906

        The Company has various agreements relating to non-cancelable operating leases with an initial term of one year or more (some of which contain renewal options), future barter and program rights not available for broadcast at December 31, 2008, and employment contracts for key employees. Future minimum cash payments (and barter obligations) under the terms of these agreements as of December 31, 2008 are as follows (in thousands):

	Operating Leases	Program Rights	Barter Rights	Employment and Talent Contracts
2009	$7,017	$30,881	$7,482	$75,381
2010	4,548	63,615	13,601	40,074
2011	2,682	53,336	11,112	13,135
2012	2,412	31,534	7,684	3,385
2013	2,399	20,176	4,735	1,048
Thereafter	7,521	3,894	1,790	173

Total	$26,579	$203,436	$46,404	$133,196

        Rent expense, net, for operating leases was approximately $8.0 million, $8.6 million and $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        From time to time, the Company becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of the Company, there are no legal proceedings pending against the Company or any of its subsidiaries that are likely to have a material adverse effect on the Company's consolidated financial statements.

14. Retirement Plans and Other Post-Retirement Benefits

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

14. Retirement Plans and Other Post-Retirement Benefits (Continued)

  Pension Plan Assets

        The Pension Plans' weighted average asset allocations as of the measurement dates December 31, 2008 and September 30, 2007, by asset category, are as follows:

	Percentage of Plan Assets as of
Asset Category	December 31, 2008	September 30, 2007
Equity	58.8%	67.3%
Fixed income	17.9%	18.8%
Real estate and other	23.3%	13.9%

Total	100.0%	100.0%

        The assets of the Pension Plans are invested with the objective of being able to meet current and future benefit payment needs, while controlling pension expense volatility. Plan assets are invested with a number of investment managers and are diversified among equities, fixed income, real estate and other investments, as shown in the table above. Approximately 85% of the assets of the Pension Plans are invested in a master trust. The target allocation is 65% equities (range 60% – 70%), 7.5% fixed income (range 5% – 10%) and 27.5% other (including real estate and hedge funds, range 17% – 33%). When adding the remaining 15% of the assets of the Pension Plans which are outside of the master trust, the aggregate target allocation is comparable to that of the master trust, but with a higher target allocation percentage for fixed income investments. Each of the Pension Plans employs active investment management programs, and each has an investment committee which reviews the respective plan's asset allocation on a periodic basis and determines when and how to re-balance the portfolio when appropriate. None of the Pension Plans has any dedicated target allocation to the Company's Common Stock.

  Net Periodic Pension and Post-Retirement Cost

        The following schedule presents net periodic pension cost for the Company's Pension Plans and post-retirement benefit plan for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Pension Benefits			Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$10,391	$10,551	$9,985	$65	$101	$133
Interest cost	11,889	10,801	9,419	382	444	461
Expected return on plan assets	(12,990)	(11,644)	(11,116)	—	—	—
Amortization of initial net obligation	—	—	1	—	14	18
Amortization of prior service cost	423	431	432	(93)	(10)	18
Amortization of net loss	1,676	3,693	3,868	168	207	243

Net periodic pension cost	$11,389	$13,832	$12,589	$522	$756	$873

  Summary Disclosure Schedule

        The following schedule (in thousands) presents the change in benefit obligation, change in plan assets, a reconciliation of the funded status, amounts recognized in the Consolidated Balance Sheet, and additional year-end information for the Company's Pension Plans and post-retirement benefit plan. The measurement dates for the determination of the benefit obligation, plan assets and assumptions

14. Retirement Plans and Other Post-Retirement Benefits (Continued)

were December 31, 2008 and September 30, 2007. The company utilized the 15 month transition provision in FAS 158 and as such the charts below reflect the adjustment in the measurement date.

	Pension Benefits		Post-Retirement Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$186,714	$182,591	$6,329	$8,067
Adjustments due to adoption of FAS 158 measurement date provisions	4,296	—	2	—
Service cost	10,391	10,551	65	101
Interest cost	11,889	10,801	382	444
Plan Amendments	—	—	—	(1,332)
Participant contributions	9	9	—	—
Benefits and administrative expenses paid	(5,386)	(4,811)	(451)	(511)
Subsidy reimbursement	—	—	26	2
Actuarial (gain) loss	3,183	(12,426)	(142)	(442)

Benefit obligation at end of year	$211,096	$186,715	$6,211	$6,329

Change in plan assets:
Fair value of plan assets at beginning of year	$184,405	$157,687	$—	$—
Adjustments due to adoption of FAS 158 measurement date provisions	208	—	—	—
Actual gain on plan assets, net	(56,751)	27,211	—	—
Employer contributions	2,754	4,309	425	509
Subsidy reimbursement	—	—	26	2
Participant contributions	9	9	—	—
Benefits and administrative expenses paid	(5,386)	(4,811)	(451)	(511)

Fair value of plan assets at end of year	$125,239	$184,405	$—	$—

Reconciliation of funded status:
Funded status	$(85,857)	$(2,310)	$(6,211)	$(6,329)
Contributions paid during the fourth quarter	—	1,483	—	110

Net amount recognized at end of year	$(85,857)	$(827)	$(6,211)	$(6,219)

Amounts recognized in the Consolidated Balance Sheet (as of December 31):
Other assets	$—	$15,907	$—	$—
Current liabilities	(2,268)	(738)	(365)	(384)
Noncurrent liablities	(83,589)	(15,996)	(5,846)	(5,835)

Net amount recognized at end of year	$(85,857)	$(827)	$(6,211)	$(6,219)

Reconcilation of amounts recognized in the Consolidated Statements of Operations:
Prior service (cost) credit	$(640)	$(1,170)	$1,038	$1,155
Net loss	(92,117)	(18,040)	(2,490)	(2,842)

Accumulated other comprehensive loss	$(92,757)	$(19,210)	$(1,452)	$(1,687)

Cumulative employer contributions in excess of net periodic benefit cost	$6,900	$18,383	$(4,759)	$(4,532)

Net amount recognized at end of year	$(85,857)	$(827)	$(6,211)	$(6,219)

Changes recognized in other comprehensive income
Other comprehensive (income) loss	$74,072	$(32,117)	$(216)	$(1,985)
Increase in Accumulated other comprehensive income (before tax) to reflect the adoption of SFAS 158	$(525)	NA	$(19)	NA

Total recognized in other comprehensive loss	$73,547	$(32,117)	$(235)	$(1,985)

Estimated amounts that will be amortized from Accumulated other comprehensive loss for the year ending December 31, 2007
Prior service (credit) cost	$(231)	$431	$93	$(93)
Net loss	$2,418	$1,673	$153	$175
Additional year-end information for all defined benefit plans
Accumulated benefit obligation	$191,969	$166,081
Additional year-end information for pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$211,096	$46,068
Accumulated benefit obligation	$191,969	$41,185
Fair value of plan assets	$125,239	$29,548

14. Retirement Plans and Other Post-Retirement Benefits (Continued)

  Contributions

        During the year 2009, the Company expects to contribute approximately $10.6 million to the Pension Plans and approximately $0.4 million (net of the medicare subsidy) to the post-retirement benefit plan.

  Expected Benefit Payments

        Benefit payments for the pension plans and post retirement benefit plan (net of the medicare subsidy) for the next 10 years are expected to be as follows (in thousands):

Pension Benefits		Post-Retirement Benefits
Year ending December 31,		Year ending December 31,
2009	$7,623	2009	$366
2010	$7,507	2010	$447
2011	$8,275	2011	$464
2012	$9,556	2012	$514
2013	$10,537	2013	$543
2014 – 2018	$69,077	2014 – 2018	$2,704

  Assumptions

        The weighted-average assumptions used for computing the projected benefit obligation for the Company's Pension Plans and post-retirement benefit plan as of the measurement dates of December 31, 2008 and September 30, 2007 were as follows:

	Pension Benefits		Post-Retirement Benefits
	2008	2007	2008	2007
Discount rate	6.44%	6.50%	6.25%	6.50%
Rate of compensation increase	3.43%	4.00%	—	—

        The weighted-average assumptions used for computing the net periodic pension cost for the Company's Pension Plans and post-retirement benefit plan in the years ended December 31, 2008, 2007 and 2006 were as follows:

	Pension Benefits			Post-Retirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	6.00%	5.75%	6.50%	6.00%	5.75%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	—	—	—

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

14. Retirement Plans and Other Post-Retirement Benefits (Continued)

        For purposes of measuring the liability for post-retirement healthcare benefits, in 2008 the Company assumed an increase in the per capita cost of covered health care costs of 8.70% for plan participants less than 65 years old and 9.40% for plan participants over 65 years old. These rates are assumed to decrease gradually to 5% in 2014 and remain level thereafter. In 2007, the Company assumed an increase in the per capita cost of covered health care benefits of 8.70% for plan participants less than 65 years and 9.40% for plan participants over 65 years old. These rates were assumed to decrease gradually to 5% in 2013 and remain level thereafter. Similarly, in 2008 the Company assumed an increase in the per capita Retiree Drug Subsidy reimbursements under Medicare Part D of 11.00%. This rate was assumed to decrease gradually to 5% in 2014 and remain level thereafter. In 2007, the Company assumed an increase in the per capita Retiree Drug Subsidy reimbursements under Medicare Part D of 11.00%. This rate was assumed to decrease gradually to 5% in 2013 and remain level thereafter.

        The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One- Percentage-Point Increase	One- Percentage-Point Decrease
	(In thousands)
Effect on total of service cost and interest cost components	$38	$(33)
Effect on postretirement benefit obligation	$547	$(479)

Savings Plans

        The Company's qualified employees may contribute from 2% to 16% of their compensation up to certain dollar limits to self-directed 401(k) savings plans. In certain of the Company's (but not all) 401(k) savings plans, the Company matched in cash, one-half of the employee contribution up to 6% (i.e. the Company matches up to 3%) of the employee's compensation for the year ended December 31, 2008. The assets in the 401(k) savings plans are invested in a variety of diversified mutual funds. The Company contributions to the 401(k) savings plans in the years ended December 31, 2008, 2007 and 2006 were approximately $3.3 million, $3.3 million and $2.8 million, respectively.

Multi-Employer Pension Plan

        The Company participates in three multi-employer pension plans providing retirement benefits to certain union employees. The Company's contributions to the multiemployer union pension plans were $1.4 million, $0.9 million and $0.9 million in the years ended December 31, 2008, 2007 and 2006. No information is available for each of the other contributing employers for this plan.

15. Fair Value of Financial Instruments

        The carrying amounts and the estimated fair values of the Company's financial instruments for which it is practicable to estimate fair value are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Notes	$282,110	$200,339	$282,110	$285,631
Private Placement Debt	$180,000	$175,700	$270,000	$280,665
Note Payable to Capital Trust	$—	$—	$134,021	$142,925

15. Fair Value of Financial Instruments (Continued)

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

16. Quarterly Information (unaudited)

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008(b)	2007	2008	2007	2008	2007	2008(c)(d)	2007
	(In thousands, except per share data)
Total revenue	$165,053	$169,383	$182,123	$193,019	$176,212	$176,775	$197,103	$216,561
Operating income	$30,994	$26,306	$37,827	$48,357	$31,460	$30,421	$(875,403)	$71,097
Net income (loss)	$10,040	$4,251	$14,093	$17,021	$11,558	$9,741	$(552,148)	$33,643
Income applicable to common stockholders	$10,040	$4,251	$14,093	$17,021	$11,558	$9,741	$(552,148)	$33,643
Income per common share basic:(a)
Net income	$0.11	$0.05	$0.15	$0.18	$0.12	$0.10	$(5.90)	$0.36
Number of common shares used in the calculation	93,508	93,183	93,556	93,547	93,572	93,643	93,559	93,582
Income per common share diluted:(a)
Net income (loss)	$0.11	$0.05	$0.15	$0.18	$0.12	$0.10	$(5.90)	$0.35
Number of common shares used in the calculation	94,120	94,189	94,083	94,508	93,753	94,172	93,559	99,376
Dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07

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

(b)
In the first quarter of 2008 we recognized $11.5 million pre tax gain on insurance settlement

(c)
In the fourth quarter of 2008, we recorded an impairment charge of $926.1 million to write down certain of our intangible FCC licenses resulting from testing required in accordance with SFAS No. 142, Goodwill and Intangible Assets.

(d)
In the fourth quarter of 2008, we wrote down our investment in the Arizona Diamondbacks by $3.7 million and wrote off RDE by $4.0 million. We also recorded severance of $5.7 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.    Our management performed an evaluation under the supervision and with the participation of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b)
Management's Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)). To evaluate the effectiveness of our internal control over financial reporting, the Company uses the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Using the COSO Framework our management, including the CEO and CFO, evaluated the Company's internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2008. Deloitte & Touche LLP, the independent registered public accounting firm that audits our consolidated financial statements included in this annual report, has issued an attestation report on the Company's internal control over financial reporting, which is included below.

(c)
Changes in Internal Control Over Financial Reporting.    Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting during the fiscal quarter ended December 31, 2008. That evaluation did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information called for by Item 10 will be set forth in our definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders to be held on May 6, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the "2009 Proxy Statement"), and is incorporated by reference into this report.

ITEM 11.    EXECUTIVE COMPENSATION

        Information called for by Item 11 will be set forth in the 2009 Proxy Statement, and is incorporated by reference into this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information called for by Item 12 will be set forth in our 2009 Proxy Statement, and is incorporated by reference into this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information called for by Item 13 will be set forth in our 2009 Proxy Statement, and is incorporated by reference into this report.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information called for by Item 14 will be set forth in the 2009 Proxy Statement, and is incorporated by reference into this report.

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

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

HEARST-ARGYLE TELEVISION, INC.

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Year
Year Ended December 31, 2006:
Allowance for uncollectible accounts	$2,943,000	$916,000	$(1,479,000)	$2,380,000
Year Ended December 31, 2007:
Allowance for uncollectible accounts	$2,380,000	$2,482,000	$(2,412,000)	$2,450,000
Year Ended December 31, 2008:
Allowance for uncollectible accounts	$2,450,000	$3,101,000	$(2,493,000)	$3,058,000

(1)
Net write-off of accounts receivable.

(3)
The following exhibits are filed as a part of this report:

Exhibit No.	Description
10.5	Amendment No. 11 to Service Agreement, dated as January 1, 2009, between the Company and The Hearst Corporation.
10.6	Sixth Extension of Amended and Renewed Option Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.
10.7	Sixth Extension of Amended Studio Lease Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.
10.8	Sixth Extension of the Amended and Renewed Management Services Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.
10.18	Amended and Restated 2007 Long Term Incentive Compensation Plan.

Exhibit No.	Description
10.19	Employment Agreement, dated as of January 1, 2009, between the Company and David J. Barrett.
10.21	Employment Agreement, dated as of January 1, 2009, between the Company and Frank C. Biancuzzo.
10.22	Employment Agreement, dated as of January 1, 2009, between the Company and Philip M. Stolz.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Powers of Attorney (contained on signature page).
31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1
Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b)    Exhibits

        The following documents are filed or incorporated by reference as exhibits to this report.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of March 26, 1997, among The Hearst Corporation, HAT Merger Sub, Inc., HAT Contribution Sub, Inc. and Argyle (incorporated by reference to Appendix A to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).
2.2
Amended and Restated Agreement and Plan of Merger, dated as of May 25, 1998, by and among Pulitzer Publishing Company, Pulitzer Inc. and the Company (incorporated by reference to Annex I to our Registration Statement on Form S-4 (File No. 333-72207)).
3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Appendix C to the proxy statement/prospectus included in our Registration Statement on Form S-4 (File No. 333-32487)).
3.2
Amendment No. 1 to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 25, 2008).
4.1
Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).

Exhibit No.	Description
4.2	First Supplemental Indenture, dated as of November 13, 1997, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).
4.3
Global Note representing $125,000,000 of 7% Senior Notes Due November 15, 2007 (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).
4.4
Global Note representing $175,000,000 of 7 1/2% Debentures Due November 15, 2027 (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated November 12, 1997 (File No. 000-27000)).
4.5
Second Supplemental Indenture, dated as of January 13, 1998, between the Company and Bank of Montreal Trust Company, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 13, 1998 (File No. 000-27000)).
4.6
Specimen of the stock certificate for the Company's Series A Common Stock, $.01 par value per share (incorporated by reference to Exhibit 4.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
4.7	Form of Registration Rights Agreement among the Company and the Holders (incorporated by reference to Exhibit B to Exhibit 2.1 to our Schedule 13D/A, filed on September 5, 1997 (File No. 005-45627)).
4.8
Form of Note Purchase Agreement, dated December 1, 1998, by and among the Company, as issuer of the notes, and the note purchasers named therein (including form of note attached as an exhibit thereto) (incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-4 (File No. 333-72207)).
4.9	Amended and Restated Declaration of Trust of Hearst-Argyle Capital Trust (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K dated December 20, 2001).
4.10
Terms of 7.5% Series B Convertible Preferred Securities and 7.5% Series B Convertible Common Securities (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K dated December 20, 2001).
4.11
Indenture, dated as of December 20, 2001, by Hearst-Argyle Television, Inc. to Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated December 20, 2001).
4.12
Registration Rights Agreement, by and among Hearst-Argyle Television, Inc. and the purchasers of the Trust Preferred Securities (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K dated December 20, 2001).
10.1	Letter Agreement between the Company and NBC Television Network dated June 30, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report for the fiscal quarter ended September 30, 2000).
10.2
Affiliation Agreement, dated as of December 4, 2005, between the ABC Television Network and the Company (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.3
Affiliation Agreement, dated as of November 28, 2005, between Hearst-Argyle Properties, Inc. and CBS Broadcasting, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 29, 2005).

Exhibit No.	Description
10.4	Affiliation Agreement, dated as of November 28, 2005, between the Company and CBS Broadcasting, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 29, 2005).
10.5	Amendment No. 11 to Service Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.*
10.6	Sixth Extension of Amended and Renewed Option Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.*
10.7	Sixth Extension of Amended Studio Lease Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.*
10.8	Sixth Extension of Amended and Renewed Management Services Agreement, dated as of January 1, 2009, between the Company and The Hearst Corporation.*
10.9
Tax Sharing Agreement, dated as of October 30, 2008, between the Company and Hearst Holdings, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).
10.10
Amended and Restated Retransmission Rights Agency Agreement, dated as of April 2, 2008, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008), as amended by the Letter Agreement dated as of October 17, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.
10.11
Amended and Restated Retransmission Rights Agency Agreement, dated as of April 2, 2008, between Lifetime Entertainment Services and the Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008).
10.12
Amended and Restated Digital Retransmission Agreement, dated as of January 1, 2009, between the Company and Comcast Cable Communications (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).
10.13
Five-Year Credit Agreement dated April 15, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., and Wachovia Bank, National Association as Co-Syndication Agents, and Harris Nesbitt and BNP Paribas as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 21, 2005).
10.14
Incremental Credit Agreement dated as of November 21, 2006, among the Company, the Incremental Lenders party thereto, and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006).
10.15	Amended and Restated 1997 Stock Option Plan (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.16	2003 Incentive Compensation Plan (incorporated by reference to Appendix C to our Definitive Proxy Statement on Schedule 14A filed April 4, 2008).

Exhibit No.	Description
10.17	2004 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed October 28, 2004).
10.18	Amended and Restated 2007 Long Term Incentive Compensation Plan.*
10.19	Employment Agreement, dated as of January 1, 2009, between the Company and David J. Barrett.*
10.20
Employment Agreement, dated as of January 1, 2008, between the Company and Harry T. Hawks (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008).
10.21	Employment Agreement, dated as of January 1, 2009, between the Company and Frank C. Biancuzzo.*
10.22	Employment Agreement, dated as of January 1, 2009, between the Company and Philip M. Stolz.*
10.23	Employment Agreement, dated as of June 27, 2008, between the Company and Roger Keating (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 2, 2009).
21.1	List of Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
24.1	Powers of Attorney (contained on signature page).*
31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1
Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.
By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer Title: Vice President, General Counsel and Secretary Dated: February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

/s/ DAVID J. BARRETT David J. Barrett	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2009
/s/ HARRY T. HAWKS Harry T. Hawks	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2009
/s/ LYDIA G. BROWN Lydia G. Brown	Corporate Controller (Principal Accounting Officer)	February 25, 2009
/s/ FRANK A. BENNACK, JR. Frank A. Bennack, Jr.	Chairman of the Board	February 25, 2009
/s/ JOHN G. CONOMIKES John G. Conomikes	Director	February 25, 2009
/s/ KEN J. ELKINS Ken J. Elkins	Director	February 25, 2009
/s/ GEORGE R. HEARST, JR. George R. Hearst, Jr.	Director	February 25, 2009

Signatures	Title	Date

/s/ WILLIAM R. HEARST, III William R. Hearst, III	Director	February 25, 2009
/s/ BOB MARBUT Bob Marbut	Director	February 25, 2009
/s/ GILBERT C. MAURER Gilbert C. Maurer	Director	February 25, 2009
/s/ DAVID PULVER David Pulver	Director	February 25, 2009
/s/ CAROLINE L. WILLIAMS Caroline L. Williams	Director	February 25, 2009

POWER OF ATTORNEY

        KNOW ALL MEN AND WOMEN BY THESE PRESENTS that each of the above-signed directors and officers of Hearst-Argyle Television, Inc. constitutes and appoints David J. Barrett, Harry T. Hawks and Jonathan C. Mintzer or any of them, his or her true and lawful attorney-in-fact and agent, for him or her and in his or her name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each amendment to this report, with all exhibits, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.