Form 10-K/A
period 2008-12-31
HEARST ARGYLE TELEVISION INC
filed 2009-04-30
CIK 949536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates on June 30, 2008 based on the closing price for the registrant’s Series A Common Stock on such date as reported on the New York Stock Exchange (the “NYSE”), was approximately $127,281,312.

Shares of the registrant’s Common Stock outstanding as of February 17, 2009: 93,672,572 shares (consisting of 52,373,924 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

 DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

Hearst-Argyle Television, Inc. (“HTV” or the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as originally filed with the Securities and Exchange Commission on February 27, 2009 (the “2008 Annual Report”), solely for the purpose of amending and supplementing Part III of the 2008 Annual Report.  This amendment changes our 2008 Annual Report only by including information required by Part III (Items 10, 11, 12, 13 and 14) that was previously omitted from the 2008 Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the original Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the original 2008 Annual Report. As of the date of this amendment, the Company does not intend to file a definitive proxy statement containing the information required in Part III within such 120-day period.  Accordingly, the Company is filing this amendment to include such omitted information as part of the original 2008 Annual Report.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV hereof.

This amendment should be read in conjunction with the original 2008 Annual Report and the Company’s other filings with the SEC. This amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this amendment. No other amendments are being made to the 2008 Annual Report.  Except as otherwise expressly stated below, this Amendment does not reflect events occurring after the date of the 2008 Annual Report nor does it modify or update the disclosure contained in the 2008 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

 ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Amended and Restated Certificate of Incorporation provides for classified directors and staggered director terms.  The holders of Series A Common Stock elect two directors (the “Series A Directors”) and Hearst Broadcasting, as the sole holder of the Series B Common Stock, elects the balance of the directors (the “Series B Directors”).

The Board of Directors is divided into two classes, Class I and Class II, with one Series A Director in each class. Each director serves for a term ending on the second annual meeting date following the annual meeting at which that director was elected.  The following table lists the name, age, class and series designation for each director serving on the Board as of December 31, 2008:

Name	Age	Director Class Designation	Director Series Designation
David J. Barrett	60	II	B
Frank A. Bennack, Jr.	76	I	B
John G. Conomikes	76	I	B
Ken J. Elkins	71	II	B
George R. Hearst, Jr.	81	I	B
William R. Hearst III	59	II	B
Bob Marbut	73	I	B
Gilbert C. Maurer	80	I	B
David Pulver	67	II	A
Caroline L. Williams	62	I	A

David J. Barrett has served as our Chief Executive Officer since January 1, 2001, as our President since June 1999 and as a Director since August 29, 1997.  Mr. Barrett served as Co-Chief Executive Officer from June 1999 to December 31, 2000.  Prior to his appointment as President and Co-Chief Executive Officer, he served as our Executive Vice President and Chief Operating Officer beginning on August 29, 1997.   Prior to this time, he served as a Vice President of Hearst and Deputy General Manager of Hearst’s broadcast group since January 1991.  Mr. Barrett served as General Manager of the WBAL Division of Hearst in Baltimore, Maryland from November 1989 to January 1991.  He joined Hearst in 1984 as General Manager of Hearst’s radio properties and continued in that position until 1989. Mr. Barrett is also a member of Hearst’s Board of Directors, a Trustee of the Trust established under the Will of William Randolph Hearst and a Director of both the William Randolph Hearst Foundation and The Hearst Foundation.

 Frank A. Bennack, Jr. has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997, and as the Chairman of our Board since September 2008.  Mr. Bennack has served as the Chief Executive Officer of Hearst since June 2008.  He previously served as President and Chief Executive Officer of Hearst from January 1979 through May 2002.  Since June 1, 2002, Mr. Bennack has served as Vice Chairman of Hearst’s Board of Directors and Chairman of Hearst’s Executive Committee.  He is also a Trustee of the Trust established under the Will of William Randolph Hearst and a Director of both the William Randolph Hearst Foundation and The Hearst Foundation.  Mr. Bennack is also a Director of Polo Ralph Lauren Corporation and was a Director of Wyeth until February 28, 2006 and of J.P. Morgan Chase & Co. until July 1, 2004.

John G. Conomikes has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997.  From June 1999 to November 2002, Mr. Conomikes served as Senior Vice President of Hearst.    Mr. Conomikes also served as our President and Co-Chief Executive Officer from August 1997 to June 1999.  Prior to this time, he served as a Vice President of Hearst and the General Manager of Hearst’s broadcast group since March 1983.  From January 1981 to March 1983, Mr. Conomikes served as Hearst’s General Manager of Television and from February 1970 to January 1981, served as Vice President and General Manager of WTAE in Pittsburgh, Pennsylvania.  Mr. Conomikes joined Hearst in 1959 at WTAE where he served in various positions before assuming the Vice President and General Manager positions at the station.  Mr. Conomikes currently is serving as a consultant to Hearst.

Mr. Conomikes is also a member of Hearst’s Board of Directors, a Trustee of the Trust established under the Will of William Randolph Hearst and a Director of both the William Randolph Hearst Foundation and The Hearst Foundation.

Ken J. Elkins has served as one of our Directors since the consummation of the merger of Pulitzer Publishing Company (“Pulitzer”) with and into the Company (the “Pulitzer Merger”) on March 18, 1999.  From March 1999 to June 2005, Mr. Elkins served as a Director of Pulitzer Inc., the successor company to Pulitzer’s newspaper operations.   Prior to the Pulitzer Merger, Mr. Elkins served as Senior Vice President—Broadcasting Operations and Director of Pulitzer and President and Chief Executive Officer of Pulitzer Broadcasting Company.  In addition, he served as Vice President—Broadcast Operations from April 1984 through March 1986 and prior to that time served as a general manager of certain of Pulitzer’s television stations.  Mr. Elkins was initially nominated by our Board of Directors and appointed to serve as a Director in 1999 in accordance with a Board Representation Agreement, dated May 25, 1998.  The Board Representation Agreement is no longer in effect.

George R. Hearst, Jr. has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997.  Mr. Hearst has served as the Chairman of the Board of Directors of Hearst since March 1996.  From April 1977 to March 1996, Mr. Hearst served as a Vice President of Hearst and headed its real estate activities.  He is also a Trustee of the Trust established under the Will of William Randolph Hearst, a Director of the William Randolph Hearst Foundation and the President and a Director of The Hearst Foundation.  Mr. Hearst is a cousin of William R. Hearst III.

William R. Hearst III has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997.  Mr. Hearst is a limited partner in the Menlo Park, California venture capital firm of Kleiner, Perkins, Caufield and Byers, which he joined in January 1995.  From October 1984 to December 1994, Mr. Hearst served as Publisher of the San Francisco Examiner newspaper, then owned by Hearst.  Mr. Hearst is a member of Hearst’s Board of Directors, a Trustee of the Trust established under the Will of William Randolph Hearst, President and Director of the William Randolph Hearst Foundation and Vice President and a Director of The Hearst Foundation.  Mr. Hearst is a cousin of George R. Hearst, Jr.

Bob Marbut served as Co-Chief Executive Officer and Chairman of our Board of Directors from August 29, 1997 through December 31, 2002 and has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997.  Mr. Marbut currently serves as Chief Executive Officer of Argyle Security, Inc., a NASDAQ company in the electronic security business.  Previously, Mr. Marbut served as the Co-Founder, Chairman and Chief Executive Officer of Argyle Television, Inc. from August 1994 until August 29, 1997.  In addition to Argyle Security, Inc., Mr. Marbut is also a Director of the Tupperware Brands Corporation and Valero Energy Corporation.

Gilbert C. Maurer has served as one of our Directors since the consummation of the Hearst Transaction on August 29, 1997.  Mr. Maurer served as Chief Operating Officer of Hearst from March 1990 until March 1998 and as Executive Vice President of Hearst from June 1985 until September 1998.  Mr. Maurer currently is serving as a consultant to Hearst.  Mr. Maurer is a member of Hearst’s Board of Directors, a Trustee of the Trust established under the Will of William Randolph Hearst and a Director of both the William Randolph Hearst Foundation and The Hearst Foundation.

 David Pulver has served as one of our Directors since December 1994.  Since 1982, Mr. Pulver has been President of Cornerstone Capital Inc., a private investment company that is involved in a wide range of investments, including public securities, private equity, venture capital and real estate.  Since 1999, Mr. Pulver has been a member of the Advisory Board of FLAG Capital Management, a venture capital/private equity/real assets fund of funds.  Since 2002, Mr. Pulver has served as Chairman of Colby College’s Investment Committee and as a Director and Chairman of the Audit Committee of Carter’s Inc., an NYSE listed company.  Mr. Pulver served as Co-CEO and Chairman of The Children’s Place from 1968 to 1984.

Caroline L. Williams has served as one of our Directors since 1994.  From May 2001 to June 2005, Ms. Williams served as Chief Financial and Investment Officer of The Nathan Cummings Foundation.  Ms. Williams currently serves as President of Grey Seal Capital, an investment and consulting firm.  Ms. Williams also serves on the Board of Directors of the Foundation for the Global Compact, a non- profit organization established in April 2006 to help raise funds to support the work of the UN Global Compact Office and Global Compact-related activities.

Information Regarding the Board of Directors and its Committees

Our Board of Directors held a total of five meetings in 2008.  Each director attended (either in person or by telephone) at least 75% of the total number of meetings held by the Board of Directors.  Each director attended (either in person or by telephone) at least 75% of the total number of meetings held by all Board committees on which he or she served.   Members of our Board are also invited and encouraged to attend our annual meeting of stockholders.  Nine of our then 11 Board members attended last year’s annual meeting.

Our Board of Directors has a standing Audit Committee, Compensation Committee, Executive Committee and Retirement Plan Investment Committee.  Because Hearst Broadcasting controls a majority of our voting stock, we qualify as a “controlled company” under New York Stock Exchange (“NYSE”) listing standards.  As a controlled company, we are not subject to certain NYSE listing standards which regulate the composition of listed company boards and compensation committees.   As a controlled company, we also are exempt from the NYSE listing requirement to have, and we do not have, a standing nominating committee.

Audit Committee.    The Audit Committee consists of Ken J. Elkins, David Pulver and Caroline L. Williams.  The Audit Committee assists our Board of Directors in its oversight of our financial reporting practices and the quality and integrity of our financial statements.  The Audit Committee also retains the independent auditors (subject to stockholder ratification) to audit our financial statements and consults with our independent auditors and with personnel from the internal financial staff with respect to corporate accounting, reporting and internal control practices.  The Board of Directors has determined that each member of the Audit Committee is financially literate in accordance with NYSE listed company standards.  In addition, the Board of Directors has determined that each member of the Audit Committee is independent in accordance with NYSE listed company standards, including the enumerated criteria in NYSE Rule 303A.02(b), and has affirmatively determined that no member of the Audit Committee has a “material relationship” with the Company as defined in NYSE Rule 303A.02(a).  In making this determination, the Board noted that Caroline Williams and David Pulver have not had any relationship with the Company other than as a director, and that, while Ken Elkins was an officer of Pulitzer prior to joining the Company’s Board, that relationship was not deemed material because the Company acquired Pulitzer over ten years ago and Mr. Elkins ceased to be an employee of Pulitzer at that time.   Our Board has further determined that David Pulver, Chair of the Audit Committee, qualifies as an “audit committee financial expert” as defined in SEC Regulation S-K (see “Election of Directors Proposal” above for a description of David Pulver’s relevant experience).  The Audit Committee met ten times during 2008.  Our Audit Committee Charter is available on our Website at www.hearstargyle.com.  You may also request a copy of our Audit Committee Charter by writing to us at Investor Relations, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.

Compensation Committee.    The Compensation Committee consists of Frank A. Bennack, Jr., David Pulver and Caroline L. Williams.  Victor F. Ganzi., our former director, served on the Compensation Committee until his resignation from the Board on October 7, 2008.  Ms. Williams serves as Chair of the Compensation Committee.  The Compensation Committee reviews and approves salary and bonus levels for executive officers and total compensation for our senior executive officers.  The Compensation Committee also has the power to recommend to the Board (and in limited circumstances to make) stock option and restricted stock awards to participants in our incentive compensation plans.  The Compensation Committee met six times during 2008.  Our Compensation Committee Charter is available on our Website at www.hearstargyle.com.  You may also request a copy of our Compensation Committee Charter by writing to us at Investor Relations, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.

Executive Committee.    The Executive Committee consists of David J. Barrett, Frank A. Bennack, Jr., John G. Conomikes, George R. Hearst, Jr., Bob Marbut and David Pulver. Victor F. Ganzi., our former director, served on the Executive Committee until his resignation from the Board on October 7, 2008.   Mr. Conomikes serves as Chair of the Executive Committee.  During the intervals between meetings of the Board of Directors, the Executive Committee may exercise all of the powers of our Board of Directors in the direction and management of the business and affairs of the Company.  The Executive Committee did not meet during 2008.

Retirement Plan Investment Committee.  The Retirement Plan Investment Committee consists of David J. Barrett, Frank A. Bennack, Jr., George R. Hearst, Jr., William R. Hearst, III and Gilbert C. Maurer.  Victor F. Ganzi, our former director, served on the Retirement Plan Investment Committee until his resignation from the Board on October 7, 2008.  Mr. Bennack serves as Chair of the Retirement Plan Investment Committee.  The Retirement Plan

Investment Committee reviews and makes recommendations to our Board concerning the investment performance of our pension plan assets.  The Retirement Plan Investment Committee did not meet during 2008.

Non-Management and Independent Directors Meetings.   Our non-management directors, who consist of all of the members of our Board of Directors except for David J. Barrett, met in executive session four times during 2008.  In addition, those directors whom our Board of Directors has determined are independent, David Pulver, Caroline L. Williams and Ken Elkins, met in executive session once in 2008.   Frank A. Bennack, Jr. served as the presiding director over executive sessions of the non-management members of our Board of Directors until September 22, 2008.  David Pulver has served as the presiding director since that time.  The presiding director also addresses matters related to our corporate governance.  Any stockholder, employee or other interested person wishing to express concerns to the non-management directors on our Board about (a) our operations, (b) our financial reporting or (c) any other matter related to us, may submit information that describes his or her concerns by mail to Presiding Director, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019, or by phoning us at our ReportLine discussed on the following page.

Director Qualification Standards and Nomination Process.  Because we are a controlled company as defined by NYSE listing standards, we are not required to have, and do not have, a standing nominating committee.  Our Amended and Restated Certificate of Incorporation provides for classified directors — the holders of Series A Common Stock elect the two Series A Directors and Hearst Broadcasting, as the sole holder of the Series B Common Stock, elects the balance of the directors, who are designated as the Series B Directors.  The Board selects nominees to be considered for election in accordance with our Corporate Governance Guidelines, which are available on our Website at www.hearstargyle.com.

While we have relied primarily on recommendations from management and members of our Board to identify director nominee candidates, our Board will also consider any candidate who is timely recommended by a stockholder as a nominee to serve as a Series A Director.  Stockholders wishing to suggest a candidate for director nomination for the 2009 Annual Meeting should mail their suggestions to Secretary, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.  Suggestions must be received by the Secretary no later than December 6, 2009.  Our Board will evaluate director nominee candidates suggested by stockholders in the same manner in which they evaluate candidates recommended by other sources.

Section 16(a) Beneficial Ownership Reporting Compliance

The SEC requires that each registrant’s executive officers and directors, and beneficial owners of more than 10% of any class of equity security registered pursuant to the Exchange Act, make certain filings on a timely basis under Section 16(a) of the Exchange Act.  We believe that during the past fiscal year all of our officers, directors and greater than 10% beneficial holders reported on a timely basis all transactions required to be reported by Section 16(a) during fiscal year 2008, except for Lydia G. Brown, our Corporate Controller, who joined the Company in October 2005, but whose initial Form 3 was filed in October 2008 due to administrative error.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all our employees, including our Chief Executive Officer, our Chief Financial Officer and our Controller.  The Code of Business Conduct and Ethics is available on our Website at www.hearstargyle.com.  You may also request a copy of our Code of Business Conduct and Ethics by writing to us at Investor Relations, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that set the framework within which the Board and management fulfill their respective responsibilities.  The Corporate Governance Guidelines are available on our Website at www.hearstargyle.com.  You may also request a copy of our Corporate Governance Guidelines by writing to us at Investor Relations, Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.

ReportLine

We have a telephone hotline for employees and others to submit their concerns regarding a possible violation of our Code of Business Conduct and Ethics, questionable accounting or auditing matters, or other concerns.  To submit a concern, you may call our ReportLine at 1-800-450-4209.  You may choose to direct your concerns to the Board, to the non-management members of the Board, or to the Audit Committee.  Any concerns regarding accounting or auditing matters will be automatically directed to our Audit Committee.  All communications that we receive from our ReportLine will be kept confidential, and anonymous calls will be accepted.  Information about our ReportLine is also available on our Website at www.hearstargyle.com.

Executive Officers

Our executive officers as of January 1, 2009, are as follows:

Name	Age	Position
David J. Barrett*	60	President and Chief Executive Officer
Harry T. Hawks	55	Executive Vice President and Chief Financial Officer
Philip M. Stolz	61	Senior Vice President
Frank C. Biancuzzo	49	Senior Vice President
Roger B. Keating	47	Senior Vice President, Digital Media

*	Member of the Board of Directors. See “Board of Directors” for additional information.

Harry T. Hawks has served as our Executive Vice President and Chief Financial Officer since February 2000 and as our Senior Vice President and Chief Financial Officer from the consummation of the Hearst Transaction on August 29, 1997 until February 2000.  Prior to this time and since August 1994, he served as our Chief Financial Officer and Treasurer.  Mr. Hawks served as Vice President—Finance of Argyle Television Holding, Inc. (a television company unrelated to our present business) from March 1993 until June 1993, and from June 1993 to April 1995 he served as its Chief Financial Officer.  Prior to joining Argyle Television Holding, Inc., Mr. Hawks co-founded Cumberland Capital Corporation, a merchant banking firm, where he served as President and as a Director from 1989 until 1992.

Philip M. Stolz has served as our Senior Vice President since December 1998.  Prior to his appointment as Senior Vice President, Mr. Stolz served as Vice President and General Manager of WBAL-TV, our television station in Baltimore, Maryland, from February 1991 to December 1998. He joined Hearst as Vice President and General Manager of WDTN, our former television station in Dayton, Ohio, in October 1987 and continued in that position until 1991.

Frank C. Biancuzzo has served as our Senior Vice President since February 2007.  Prior to his appointment as Senior Vice President, Mr. Biancuzzo served as President and General Manager of WISN-TV, our television station in Milwaukee, Wisconsin from April 2002 to January 2007, and as our Vice President of Marketing and Promotion from August 1997 to March 2002.  Before joining Hearst Broadcasting as Director of Promotion and Marketing in 1995, Mr. Biancuzzo was Vice President of Marketing Research and Consultation at Frank N. Magid Associates, where he provided strategic planning for an international clientele of local television stations, broadcast groups and networks from November 1988 to December 1994.

Roger B. Keating has served as our Senior Vice President, Digital Media since July 2008.  Before joining Hearst-Argyle Television, Mr. Keating was an executive at Time Warner starting in December 2000, first with their AOL division as Senior Vice President, Interactive Properties until July 2002, and then with the Time Warner Cable division in a variety of operating roles, as President of the National Division until March of 2003, President of the Los Angeles Division until September 2005, and finally as Corporate Executive Vice President, Los Angeles Region.  Mr. Keating founded and was CEO of a streaming video start-up called Zatso from March 1998 until December 2000.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This discussion addresses our compensation with respect to fiscal 2008 for our named executive officers (“NEOs”), who are:

•                  David J. Barrett,  President and Chief Executive Officer;

•                  Harry T. Hawks,  Executive Vice President and Chief Financial Officer;

•                  Philip M. Stolz,  Senior Vice President; and

•                  Frank C. Biancuzzo, Senior Vice President.

In addition, Steven A. Hobbs served as our Executive Vice President, Chief Legal and Development Officer until March 31, 2008, and Terry Mackin served as our Executive Vice President until February 29, 2008.

In the first section, we discuss our compensation philosophy and objectives; in the second section, we discuss how we implement those objectives; in the third section, we review the components of NEO compensation packages; and in the fourth section, we discuss NEO compensation for 2008.

Our Compensation Philosophy and Objectives

Our Compensation Committee, which is composed of directors who are not Hearst-Argyle employees, reviews and approves compensation packages for all of Hearst-Argyle’s executive officers, as well as other corporate officers and certain general managers of the television stations that Hearst-Argyle owns or manages.  As such, the Compensation Committee oversees the design, development and implementation of the compensation program for our NEOs.

Generally.  Our objective is to compensate Hearst-Argyle’s NEOs in the manner best designed to create long-term value for its stockholders. Our philosophy is that there is a positive correlation between long, productive careers, long-term operating and financial performance and long-term stockholder value.  To that end, the primary objectives of our executive compensation program are to (1) attract talented NEOs to manage and lead the Company, (2) reward them for near-term operating and financial performance and (3) incentivize them to achieve excellent operating and financial results for the Company and its stockholders over the longer term.  To achieve these objectives, we maintain a compensation structure consisting of a mix of elements designed to allow us to appropriately reward near-term performance while simultaneously encouraging both retention and longer term operating success.  These elements consist of salary, annual cash bonus, equity incentive compensation, and retirement and other benefits.  Many of these elements simultaneously meet both our near-term and long-term compensation goals.

Within this framework we consider each of the elements of our compensation package for each NEO, combining them in the manner we believe will best meet our stated objectives on a cost-effective basis and incentivize that NEO’s performance.  When deciding on the mix and amount of compensation for each NEO, we consider many factors, including current compensation levels and future compensation and/or career opportunities, the Company’s recent, current and projected operating and financial performance, as well as the tax and accounting consequences to the Company of different compensation elements.  As described below, significant portions of the various components of our NEO compensation arrangements are intended to be tied to the Company’s operating and financial performance and stock price, which in turn aligns their interests with the long-term interests of our stockholders.

Rewarding Results.  Key elements of compensation that we use to reward NEOs’ performance include:

•                  a competitive base salary that reflects the depth of the NEO’s expertise and management experience, as well as continued performance and service to the Company;

•                  a cash bonus that is based on an assessment of the NEO’s performance against the achievement of certain targets based on financial metrics, such as operating income and free cash flow (defined as net cash provided by operating activities less average capital expenditures), and on quantitative and qualitative measures; and

•                  equity incentive compensation in the form of stock options and restricted stock, the value of which is contingent upon the performance of our Series A Common Stock, and the receipt of which is subject to vesting schedules that require continued service with the Company.

Base salary and potential bonus levels are established to be commensurate with the NEO’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness, and to reward annual achievements, while the Company’s equity compensation program is designed to motivate and challenge the NEO to achieve superior operating and financial results over the longer term.

Aligning NEO and Stockholder Interests.  Within the above-described structure we also seek to align the interests of the NEOs with those of our stockholders by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term stockholder value, including operating income and free cash flow.  Also, awards of stock options and restricted stock with vesting schedules of several years are key elements of compensation designed to align the interests of the NEOs with stockholders because they link a significant portion of compensation to stockholder value:  the value of our NEOs’ total compensation packages are determined by the performance of our Series A Common Stock because the value of these equity awards is contingent upon the appreciation in value of that stock over a period of several years.

Continued Service and Education.  We also seek to encourage the Company’s NEOs to remain with the Company by conditioning portions of their compensation on continued service and investing in their continuing professional development.  Key elements of compensation that require continued service to receive any, or maximum, payout include:

•                  the extended vesting terms on elements of equity incentive compensation, i.e., stock options and restricted stock; and

•                  our Supplemental Retirement Plan, which does not entitle executives to any benefit unless they remain employed with the Company for at least five years, and the amount of which benefit is determined by the number of years that the NEO is employed by the Company.

The Company has made a significant investment in education and development programs for our NEOs, including the Hearst Management Institute.  These programs focus on general leadership issues, as well as specific issues affecting the media industry, and are designed to ensure that the Company’s NEOs remain among the most informed and respected in their field.

How We Implement our Compensation Objectives

Generally.  We determine compensation after carefully evaluating each NEO’s performance during the year against the goals that we established for each of them for that year, their demonstrated leadership in discharging management responsibilities, the extent to which the NEO contributed to the Company’s operating and financial performance in the most recent year and over the length of the NEO’s career, current and prior compensation arrangements, and the NEO’s long-term potential to enhance stockholder value.  Specific factors that we consider when making bonus and equity compensation decisions for the NEOs include:

•                  key measurements of the Company’s operating and financial performance, including revenues, operating income, share of revenues and audience ratings (in the case of certain NEOs who supervise television stations), and free cash flow;

•                  the NEO’s contributions to strategic objectives, as well as project-specific initiatives;

•                  the NEO’s achievement of specific operational goals;

•                  the NEO’s efforts in launching new content or services, leadership in the industry and ability to enable the Company to attract and retain audiences and advertisers, in each case where applicable;

•                  the NEO’s commitment to fostering the Company’s values and culture with employees; and

•                  the NEO’s emphasis on our ethics policies, as well as commitment to best practices for corporate compliance, community leadership and diversity.

When determining bonus and equity awards, we also consider the Company’s operating and financial performance in the context of the Company’s financial performance in prior periods and in light of events and trends in our industry and in the economy generally.   In addition, the Committee utilizes a multi-year compensation matrix which includes a tally sheet that itemizes and totals all material elements of each NEO’s compensation from the most recently completed fiscal year and prior years.

We consider competitive market compensation paid by our peers and other media companies in determining NEO salaries, bonuses and equity compensation awards, but we do not attempt to maintain a certain target percentile within a peer group or otherwise place undue reliance on that information.  In addition, we use formulas to assist us in setting financial goals and consider the achievement of those goals in determining compensation levels, in particular our cash bonus awards.  However, we do not adhere rigidly to formulas when doing so would force us to overreact to near-term changes in business performance or otherwise set inappropriate compensation levels.  We maintain flexibility in our compensation program in order to take into consideration the evolving business environment and the cyclical nature of the television business, in which odd- and even-year financial results may differ considerably due to the presence or absence of political (and, to a lesser extent, Olympic) advertising revenues, as well as other economic conditions.

We strive to achieve an appropriate mix between cash and equity incentive awards in order to meet our objectives.  The mix of compensation elements, and relative proportion of each, that we select for each NEO is designed to simultaneously reward recent results and motivate long-term performance.

The Role of the Compensation Committee and CEO.  The Compensation Committee evaluates the performance of the CEO in terms of the Company’s operating and financial performance and determines CEO compensation in the context of the goals and objectives of the compensation program.  The CEO and the Compensation Committee together assess the performance of the other NEOs and determine their compensation, based on initial recommendations from the CEO and analysis of the tally sheets and other factors described above.  The other NEOs do not play a role in their own compensation determination, other than discussing their individual performance objectives, and the subsequent achievement of those objectives, with the CEO.

The Role of Compensation Consultants.  Neither the Company nor the Compensation Committee has any contractual arrangement with any compensation consultant who determines or recommends the amount or form of compensation for any individual NEO or director.  However, as discussed above, we do periodically consider competitive market compensation paid by our peers and other media companies in determining NEO compensation, and the Company and the Compensation Committee periodically have consulted Towers Perrin on this peer information, as well as the structure of the NEO compensation program generally.  In 2008, Towers Perrin provided consultation services to the Committee pursuant to a formal Scope of Work.  Towers Perrin provided, and the Compensation Committee considered, compensation market data drawn from a total sample of over 100 companies in the Towers Perrin CDB Media Database, which includes corporate, group and operating company positions at TV station groups and other broadcasting, publishing and on-line media properties.

When consulted, Towers Perrin also provides the Compensation Committee with industry data and information concerning compensation trends along with their general views on specific compensation elements and/or programs.  In addition, the Company participates annually in Towers Perrin’s industry wide long-term incentive survey which provides data concerning external market practices and from which data is provided to the Company on an aggregated basis by Towers Perrin.  Except for the foregoing, the Company does not receive any other services from Towers Perrin and the Company’s NEOs did not participate in the selection of Towers Perrin.  The Company has not used the services of any other compensation consultant in matters affecting NEO or director compensation. However, either the Company or the Compensation Committee may do so in the future.

NEO Employment Agreements.  The Company maintains employment agreements with the NEOs.  The CEO’s employment agreement is negotiated between the CEO and the Compensation Committee while the other NEOs’ employment agreements are negotiated between the individual NEO and the CEO, in consultation with the Compensation Committee as to specific compensation elements and terms.   Each employment agreement sets forth the base salary, as well as the maximum bonus opportunity (expressed as a percentage of base salary), payable to the NEO for each year of the employment agreement’s term.  The material terms of these agreements are summarized briefly below.

David J. Barrett — President and Chief Executive Officer.  As of January 1, 2009, the Company entered into an employment agreement with Mr. Barrett for a term commencing on January 1, 2009 and ending on December 31, 2010.

For calendar year 2008, and pursuant to his prior employment agreement, Mr. Barrett’s annual base salary was $1,125,000 and his maximum bonus opportunity was 110% of his annual base salary.  For calendar years 2009 and 2010, Mr. Barrett’s employment agreement provides for an annual base salary of $1,125,000 and a maximum bonus opportunity of 110% of his annual base salary for each year.  In determining Mr. Barrett’s salary amounts for the contract period, the Compensation Committee considered the factors and compensation objectives discussed above, including current economic conditions, as well as the tax consequences to the Company of the $1,000,000 limit on deductibility of non-performance based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.  The Committee determined that, in light of all the factors considered, maintaining annual base salary at the 2008 level was appropriate for the contract period.  Mr. Barrett’s employment agreement also contains a provision under which he would receive certain payments upon certain circumstances involving a change in control of the Company, which is described further below.

Harry T. Hawks — Executive Vice President and Chief Financial Officer. As of January 1, 2008, the Company entered into an employment agreement with Mr. Hawks for a term commencing on January 1, 2008 and ending on December 31, 2010.  For calendar year 2008, Mr. Hawks’ annual base salary was $600,000 and his maximum bonus opportunity was 75% of his annual base salary.   For calendar years 2009 and 2010, Mr. Hawks’ annual base salary is $625,000, and his maximum bonus opportunity is 75% of his annual base salary for each year.  The Committee determined that, in light of current economic conditions, maintaining Mr. Hawks’ annual base salary at the 2009 level for 2010 was appropriate.  Mr. Hawks’ employment agreement also contains a provision under which he would receive certain payments upon certain circumstances involving a change in control of the Company, which is described further below.

Philip M. Stolz —Senior Vice President. As of January 1, 2009, the Company entered into an employment agreement with Mr. Stolz for a term commencing on January 1, 2009 and ending on December 31, 2009.  For calendar year 2008, and pursuant to his prior employment agreement, Mr. Stolz’s annual base salary was $555,000 and his maximum bonus opportunity was 75% of his annual base salary.   For calendar year 2009, Mr. Stolz’s annual base salary is $555,000, and his maximum bonus opportunity is 75% of his annual base salary.

Frank C. Biancuzzo — Senior Vice President. As of January 1, 2009, the Company entered into an employment agreement with Mr. Biancuzzo for a term commencing on January 1, 2009 and ending on December 31, 2010.  For calendar year 2008, and pursuant to his prior employment agreement, Mr. Biancuzzo’s annual base salary was $475,000 and his maximum bonus opportunity was 75% of his annual base salary.  For calendar years 2009 and 2010, Mr. Biancuzzo’s employment agreement provides for an annual base salary of $500,000 and $510,000, respectively, and a maximum bonus opportunity of 75% of his annual base salary in each year.

Steven A. Hobbs — Executive Vice President and Chief Legal and Development Officer. For calendar year 2008, the Compensation Committee set an annual base salary of $600,000 for Mr. Hobbs and a maximum bonus opportunity of 75% of his annual base salary.  Mr. Hobbs resigned from his position with the Company as of March 31, 2008, in order to take a position with our controlling stockholder, Hearst.  During the remainder of 2008, Mr. Hobbs provided management oversight and legal services to the Company in connection with our retransmission consent negotiations. The Company paid Hearst $200,000 in 2008 for those services.

Terry Mackin — Executive Vice President.  For calendar year 2008, the Compensation Committee set an annual base salary of $730,000 for Mr. Mackin and a maximum bonus opportunity of 75% of his annual base salary.  Mr. Mackin resigned from his position with the Company as of February 29, 2008.

The employment agreements may be terminated by the Company upon the death of the executive officer or for “cause” as defined in the agreements and, with respect to Messrs. Barrett and Hawks, by either the Company or the executive officer within 60 days following a “change in control” (as defined below).

Potential Payments Upon Change in Control.  None of the NEO’s current employment agreements except for that of Messrs. Barrett and Hawks contain provisions that would entitle the NEO to payments upon a change in control.  If either Mr. Barrett’s or Mr. Hawks’ employment agreement is terminated in connection with a change in control (which under the agreements will only be deemed to occur if the Company ceases to be controlled by, or under common control with, Hearst or its affiliates), he will be entitled under certain circumstances to receive his base salary for the duration of the term of his employment agreement as if no termination had occurred, as well as any accrued but unpaid bonus and any future unpaid bonus, payable at 50% of his maximum potential bonus award.

Assuming a change in control occurred on December 31, 2008 and Messrs. Barrett’s and  Hawks’ employment agreements were terminated on that date, they would be entitled to receive under certain circumstances their base salaries for 2009 and 2010, the duration of the term of their employment agreements, plus 50% of their maximum potential bonus awards for 2009 and 2010.  The Committee’s objective in providing the CEO and CFO with the change in control provision was to enable them to consider and review possible change in control transactions in an independent and objective manner, without the influence of self-interest, by providing a reasonable, but not excessive, payment in the event that their employment is terminated as a result of a change in control transaction.

In addition, the Company’s equity compensation plans provide for the full and immediate vesting of all outstanding and unvested awards of options and restricted stock for all employees, including the NEOs, upon a change in control of the Company.  A change in control is defined in the plans to include, among other things, Hearst ceasing to control the Company or a going private transaction.

The following table sets forth the amounts that each NEO would have received assuming (1) a change in control occurred on December 31, 2008, when the closing price of the Company’s Series A Common Stock on the New York Stock Exchange was $6.06 per share; and (2) Messrs. Barrett’s and Hawks’ employment was terminated as of that date:

NEO	Salary	Bonus	Options	Restricted Stock	Total
David J. Barrett	$2,250,000	$1,237,500	$0	$246,884	$3,734,384
Harry T. Hawks	$1,250,000	$468,750	$0	$102,869	$1,821,619
Frank C. Biancuzzo	—	—	$0	$73,647	$73,647
Philip M. Stolz	—	—	$0	$92,585	$92,585
Steven A. Hobbs	—	—	—	—	—
Terry Mackin	—	—	—	—	—

Equity Award Practices. Typically, the Compensation Committee considers equity awards for NEOs and other key employees at its regularly scheduled December meeting, and recommends those awards to the full Board for approval at its regularly scheduled December meeting.  The exercise price of each stock option awarded to our NEOs is determined in accordance with the long term incentive compensation plan under which it was awarded.  The exercise price of options granted under the Amended and Restated 1997 Stock Option Plan and the Amended and Restated 2007 Long Term Incentive Compensation Plan is the closing price of the Company’s Series A Common Stock on the date of award, while the exercise price of options granted under the 2004 Long Term Incentive Compensation Plan is the closing price of the Company’s Series A Common Stock on the trading day preceding the award.  The award date for stock options awarded to NEOs under the plans is the date on which the Board (or in limited circumstances, such as a new hire, the Compensation Committee) approves them.

The Company is also permitted under the terms of the 2004 Long Term Incentive Compensation Plan and the Amended and Restated 2007 Long Term Incentive Compensation Plan to award restricted stock to NEOs and certain other key employees.  These awards are also considered, recommended and approved at these December meetings, and their award date is also the date that such awards are approved by the Board (or the Compensation Committee, if applicable).

Board and committee meetings are generally scheduled well in advance and scheduling decisions are made without regard to anticipated earnings or other major announcements by the Company.  The Company’s long term incentive compensation plans do not permit the repricing of stock options, and the Company has not awarded any equity compensation retroactively.

$1 Million Limit on Deductibility of Executive Compensation.   Section 162(m) of the Code generally limits the amount that a public company may deduct for compensation paid to executive officers other than the CFO named in the Summary Compensation Table to $1 million, unless certain requirements are met.  Specifically, this limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders).

Generally, the Company currently awards cash bonuses to NEOs pursuant to its Incentive Compensation Plan and equity compensation awards pursuant to its Amended and Restated 2007 Long Term Incentive Compensation Plan.  The Company’s Incentive Compensation Plan is structured with the intent that compensation attributable to bonuses that may be awarded under the plan will not be subject to the Section 162(m) limitation on deductibility.  The Amended and Restated 2007 Long Term Incentive Compensation Plan is also structured with the intent that compensation attributable to equity compensation awarded under the plan is not subject to the Section 162(m) limitation on deductibility.  For 2008, the payments of annual bonuses (with the exception of the CEO, as discussed above) and the awards of stock options (but not awards of restricted stock) were designed with the intent to satisfy the above requirements for deductible compensation.  In the case of any NEO who is expected by the Compensation Committee to be a “covered employee” within the meaning of Section 162(m) of the Code for the year for which an award is made, the awards are approved by a subcommittee of the Compensation Committee consisting solely of “outside directors” for purposes of Section 162(m) of the Code.

As required under the tax rules, the Company must obtain stockholder approval every five years of the material terms of the performance goals for qualifying performance-based compensation, including annual bonuses awarded under the Incentive Compensation Plan and certain equity awards under our long term incentive compensation plan.  Our stockholders re-approved the material performance goals under our Incentive Compensation Plan at our 2008 Annual Meeting.

Stock Ownership. The NEOs’ stock ownership is shown in the Principal Stockholders table on page 26.  The Company has not implemented a stock ownership policy or requirement for its NEOs or directors.

Components of NEO Compensation

The primary components of our NEO compensation packages are (1) salary, (2) a bonus opportunity and (3) equity compensation.  In addition, our NEO compensation includes retirement and other benefits.

Salary.  Each NEO’s salary is established either (1) in that executive’s employment agreement with the Company, as described in the section “Employment Agreements” above or (2) by the Compensation Committee.  The Compensation Committee determined the salary set forth in Mr. Barrett’s employment agreement, and the Compensation Committee in consultation with Mr. Barrett determined the salaries set forth in the employment agreements of the other NEOs.

In establishing base salary levels, the Compensation Committee reviews the salary levels for similar positions in broadcasting and media companies, and other companies comparable to the Company in terms of revenues and cash flow.  The Compensation Committee does not establish a specific formula targeting compensation at any particular level, but rather determines salary levels by subjectively evaluating the position and the individual’s performance and accomplishments. The Compensation Committee considers the scope of the NEO’s responsibilities, his performance, and the period over which he has performed those responsibilities.  Decisions regarding salary increases take into account the NEO’s current salary and the amounts paid to his peers within and outside the Company. Additionally, the Compensation Committee takes into account other components of compensation, such as bonus and previous stock option awards, in setting the salary levels.  The Compensation Committee also considered the ongoing economic downturn and its effects on the Company’s financial results and stock performance.  We believe that we have appropriately set the salary levels for the NEOs to achieve our stated compensation objectives.  The salaries paid to the NEOs in 2008 are shown in the Summary Compensation Table on page 18.

Bonus Opportunity.  The Compensation Committee (in consultation with the CEO, except with respect to his own bonus opportunity) determines each executive’s annual cash-based bonus opportunity, which is set forth in their employment agreements and described above.  Generally, each NEO’s employment agreement specifies a maximum percentage of the individual’s base salary, typically ranging from 75% to 110% (depending on the position), that may be payable as a cash bonus award.

Each February, the CEO reviews with the Compensation Committee the Company’s full-year financial results against the financial, strategic and operational goals established for the year, and the Company’s financial performance in prior periods, as well as the achievement of individual goals.  Based on that review, the Compensation Committee determines the cash bonus amounts and authorizes their payment to the NEOs.

The bonus amount that each NEO receives depends upon

•                  the Company’s achievement of certain financial performance measures of the Company (and of individual television stations in the case of NEOs who have supervisory responsibility for individual television stations); and

•                  for each NEO other than the CEO, the achievement of individual performance goals.

In 2007 the financial performance measures the Compensation Committee used to determine NEO bonus amounts were Adjusted EBITDA and cash flow from continuing operations.   In 2008, the Compensation Committee determined to use the financial performance measures operating income and free cash flow (defined as net cash provided by operating activities less average capital expenditures).  The Committee chose to use these metrics instead of Adjusted EBITDA and cash flow from continuing operations because operating income and free cash flow more closely align our incentive compensation with Company priorities and objectives, as operating income and free cash flow are important metrics that management and the television industry use to monitor performance.  We typically provide a reconciliation of any non-GAAP metric we use in our public disclosures to the nearest GAAP metric (e.g., for Adjusted EBITDA, we reconcile to Net Income) in our quarterly earnings releases, which are filed with the SEC and posted to our Company website.

The Company sets and the Committee approves threshold, target and maximum benchmarks of financial performance for the Company, the achievement of which determines the percentage of potential cash bonus to be awarded to each NEO.  The Company seeks to set challenging but achievable benchmarks in light of the Company’s anticipated operating and financial performance (as well as other relevant factors).  Generally, threshold benchmarks represent the lower range of the Company’s estimation of the relevant year’s forecasted operating results, while target and maximum benchmarks represent the mid to upper ranges of those forecasts.  For example, for 2008, the Company utilized operating income and free cash flow (defined as net cash provided by operating activities less average capital expenditures) as key performance measures and set its threshold, target and maximum benchmarks at the following levels, in millions:

	Threshold	Target	Maximum
Operating Income	$197.8	$232.7	$267.6
Free Cash Flow	$128.9	$151.6	$174.3

Actual operating income and free cash flow for 2008 were approximately $151.0 million and $118.1 million respectively.

Each of the NEOs’ individual performance goals is intended to reflect his relative contribution to specific near-term and long-term financial, strategic and/or management goals applicable to the executive.  Except in the case of the CEO, 75% of the NEO’s bonus opportunity is dependent upon the Company’s and/or individual television stations’ financial performance and achievement of the pre-established financial benchmarks, and 25% of the NEO’s bonus opportunity is dependent upon the NEO’s achievement of his performance goals.  All of the CEO’s bonus opportunity is dependent on the Company’s financial performance and achievement of the pre-established financial benchmarks.  In addition, the Company’s incentive compensation plan permits the Compensation Committee, in its discretion, to award additional bonus amounts if circumstances warrant.  In doing so, the Compensation Committee, with input from the CEO with respect to the other NEOs, evaluates the overall performance of the Company, the performance of the business or function that the NEO leads, and an assessment of each NEO’s performance against expectations, which were established at the beginning of the year.  We believe that the annual bonus awards our NEOs receive incentivize them to achieve growth over both the near and longer term.  The annual bonuses awarded to the NEOs for fiscal year 2008 are discussed below in the section “2008 Compensation” and are shown in the Summary Compensation Table on page 18.

Equity Compensation.  Equity compensation is a significant long-term component of our compensation program.  The Compensation Committee recommends to the Board, and the Board approves, the types of equity compensation awards, the number of shares subject to those awards, and the terms, conditions, restrictions and limitations of those awards, in accordance with the Company’s long term incentive compensation plan.

The Compensation Committee recommends, and the Board approves, equity awards to NEOs (and our other key employees) in the fourth quarter of each year at their regularly scheduled meetings in December, based upon the individual’s position and performance, as well as the Company’s performance.  As discussed above in the section “Equity Award Practices,” the exercise price of options is determined by the plan pursuant to which the options were awarded: under the Amended and Restated 2007 Long Term Incentive Compensation Plan, the exercise price is the closing price on the date of the option award (the exercise price under the 2004 Long Term Incentive Compensation Plan is the closing price on the trading day preceding the date of award).

The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with those of our stockholders and retain the executives through the term of the awards. We consider the award size and the appropriate combination of stock options and restricted stock when making equity award decisions.  The amount of equity incentive compensation awarded in 2008 reflects the NEOs’ position and expected contributions to the Company’s future success, as well as the decline in the Company’s stock price and operating performance during the year.

From the Company’s inception in 1997 to 2005, the equity component of NEO compensation consisted solely of stock option awards.  In 2006, the Compensation Committee recommended, and the Board of Directors approved, that shares of restricted stock be awarded to executive officers in substitution for a portion (50%) of the typical annual stock option awards, as authorized by the 2007 Long Term Incentive Compensation Plan.  The Company determined to award restricted stock in addition to options in order to provide a balance between upside potential and volatility in the Company’s equity performance.  Restricted stock was substituted at a ratio of one share of restricted stock for 4 options, a .25 ratio.  (For example, our CEO received 120,000 options in 2005 and in 2006, he received 60,000 options and 15,000 shares of restricted stock.)  The number of stock options and restricted stock awarded to NEOs for 2007 was determined by retaining the typical number of stock options awarded in 2006 and increasing the number of restricted shares by using a ratio of one share of restricted stock for 3.5 options, a .286 ratio, instead of the .25 ratio used in 2006. (For example, our CEO received 60,000 options and 17,160 shares of restricted stock in 2007.)  We revised the ratio to increase the restricted stock award in 2007 after weighing several factors, including the value of restricted stock irrespective of volatility or a decline in our stock price, as opposed to options, the value of which is dependent upon the market price exceeding the option exercise price.  In 2008, we determined to maintain the ratio of restricted stock to options at the 2007 level (one share of restricted stock for 3.5 options); however, given the economic downturn’s effect on our stock price and operating results, we determined to reduce the number of options and restricted stock awards to one-half of the 2007 award levels.  (For example, our CEO received 30,000 options and 8,580 shares of restricted stock in 2008.)  We believe that the mix of stock options and restricted stock we recommended, and the Board approved, will serve to retain and incentivize NEOs while they work to provide long-term value to our stockholders.

Generally, stock options awarded since 2000 vest after a three-year period, and the options awarded to NEOs in 2008 likewise vest three years after their award date.  Provided the executives continue employment with the Company or its affiliates, the restrictions on the restricted stock awarded to them also lapse three years after their award date.  During the restricted period, each share of restricted stock accumulates dividends at the same rate as dividends received by all stockholders, thereby recognizing both the current income generation and future change in stock price consistent with our stockholders.  Under the terms of the Company’s long-term incentive plan, unvested stock options and restricted stock (and the attendant dividends) are forfeited if the NEO voluntarily ceases to be employed by the Company or its affiliates, and are generally vested if the NEO retires after reaching age 65 prior to the scheduled vesting.  (All restrictions lapse on restricted stock and a portion of the unvested stock options vest, representing the number of months that the retiree worked from the grant date to his retirement date, upon retirement after reaching age 65.)  We believe that these vesting and forfeiture provisions appropriately aid the Company in retaining executives and motivating longer-term performance.

The Company has expensed stock option awards under Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), since January 1, 2006.  When determining the appropriate combination of stock options and restricted stock, we weigh the cost of these awards against their potential benefits as a compensation tool.  We believe that providing combined awards of stock options and restricted stock effectively balances our objective of focusing the NEOs on delivering long-term value to stockholders with our objectives of retaining and incentivizing the NEOs .

The equity compensation awarded to the NEOs for fiscal year 2008 is discussed below in the section “2008 Compensation” and is shown in the Summary Compensation Table on page 18.

Retirement Benefits. We believe that the Company’s pension plans are a key component in achieving our stated objective of NEO retention.  The Company provides annual retirement benefits to NEOs under the Hearst-Argyle Television, Inc. Retirement Plan (which benefits are also generally available to the Company’s employees) and supplements those benefits with the Hearst-Argyle Television, Inc. Supplemental Retirement Plan.

The Retirement Plan is a broad-based tax-qualified plan under which employees generally are eligible to retire with reduced benefits at age 55 or later (if they have completed 10 years of service), and at full benefits at age 65.  The Supplemental Retirement Plan, which is currently available to each of our NEOs, increases the retirement benefits above amounts available under the Retirement Plan.  Unlike the Retirement Plan, the Supplemental Retirement Plan is an unfunded, unsecured obligation of the Company and is not qualified for tax purposes.  Both the Retirement Plan and the Supplemental Retirement Plan are strong retention tools because executives are generally not eligible for such benefits unless they remain employed with the Company for at least five years and the amount of the benefit that they will ultimately receive is determined by the number of years that they remain with the Company.

As pension plans generally are more costly components of our compensation packages, we attempt to balance the effectiveness of the Supplemental Retirement Plan as a compensation and retention tool with the cost to the Company of providing it.

Other Compensation Elements.  We also provide our NEOs with other benefits, which are reflected in the All Other Compensation column in the Summary Compensation Table on page 18, that we believe are reasonable and consistent with the stated objectives of the Company’s NEO compensation program, and which we believe will allow our executives to perform their responsibilities more efficiently.  These benefits, which are a relatively small percentage of overall NEO compensation, include premiums paid on life insurance policies and executive medical plans, as well as a car allowance, reimbursement for membership to certain clubs and Company contributions to qualified savings plans.

2008 Compensation

The discussion below details the compensation packages we awarded to the Company’s NEOs for fiscal year 2008.  This discussion should be reviewed in conjunction with the Summary Compensation Table on page 18, as well as the executive compensation tables and narratives that follow it.  In addition, the Company’s 2008 operating and financial results are disclosed in the Company’s 2008 Annual Report.  A detailed analysis of the Company’s operating and financial performance is contained in the Management’s Discussion & Analysis section of the 2008 Annual Report.

CEO Compensation. As described above, Mr. Barrett’s salary is determined in advance and set forth in his employment agreement.  For 2008, and in accordance with his employment agreement, Mr. Barrett’s annual salary level was $1,125,000.  Also as described above, Mr. Barrett’s cash bonus opportunity is dependent upon the Company’s operating and financial performance and is not tied to the achievement of individual performance goals.  The Compensation Committee may award additional bonus amounts in its discretion.  For 2008, the Company’s operating and financial performance goals were not met and the Committee awarded a discretionary bonus of $225,000 to the CEO to reflect his contributions to the Company’s long term business strategy and development.  In addition, based on Mr. Barrett’s leadership and his potential to restore long-term stockholder value, the Compensation Committee recommended, and the Board approved, an award to Mr. Barrett of 30,000 stock options and 8,580 shares of restricted stock. The terms of the stock options and restricted stock awarded are previously described.  The growth in Mr. Barrett’s accrued pension value was $1,005,400 and all other compensation was $84,744 making the total compensation for Mr. Barrett in 2008 $2,443,246.  We believe that Mr. Barrett’s 2008 compensation is consistent with the Company’s stated compensation objectives.

Other NEOs.  In determining the compensation of Messrs. Hawks, Stolz, Biancuzzo, Hobbs and Mackin for 2008, the Compensation Committee considered the Company’s 2008 operating and financial performance and the achievement of the performance benchmarks discussed above.  The Compensation Committee also compared each NEO’s achievements against the individual performance objectives established for each of them at the beginning of the year, including pre-established goals related to the specific area of the Company’s business for which each is responsible.  For all of the NEOs except Messrs. Hobbs and Mackin, who left the Company in the first quarter of 2008, the Compensation Committee awarded additional bonus amounts to reflect the contributions of those NEOs during 2008 to the Company’s long term business strategy and development.

In 2008, Mr. Hawks’ base salary, which is set forth in his employment agreement, was $600,000.  In consideration of the Company’s financial performance and his contributions and achievement of individual performance goals, Mr. Hawks was awarded a bonus payment of $120,000, of which $13,125 was a discretionary amount not calculated based upon the Company’s financial performance.  In addition, the Compensation Committee recommended, and the Board approved, an award to Mr. Hawks of 12,500 stock options and 3,575 shares of restricted stock.  The growth in Mr. Hawks’ accrued pension value was $204,500 and all other compensation was $58,102, making the 2008 total compensation for Mr. Hawks $983,895.  We believe that Mr. Hawks’ 2008 compensation is consistent with the Company’s stated compensation objectives.

In 2008, Mr. Stolz’s base salary, which is set forth in his employment agreement, was $555,000.  In consideration of the Company’s financial performance and his contributions and achievement of individual performance goals, Mr. Stolz was awarded a bonus payment of $85,000, of which $19,441 was a discretionary amount not calculated based upon the Company’s financial performance.  In addition, the Compensation Committee recommended, and the Board approved, an award to Mr. Stolz of 11,250 stock options and 3,218 shares of restricted stock.  The growth in Mr. Stolz’s accrued pension value was $387,800 and all other compensation was $46,411, making the 2008 total compensation for Mr. Stolz $1,075,374.  We believe that Mr. Stolz’s 2008 compensation is consistent with the Company’s stated compensation objectives.

In 2008, Mr. Biancuzzo’s base salary, which is set forth in his employment agreement, was $475,000.  In consideration of the Company’s financial performance and his contributions and achievement of individual performance goals, Mr. Biancuzzo was awarded a bonus payment of $85,000, of which $20,875 was a discretionary amount not calculated based upon the Company’s financial performance.  In addition, the Compensation Committee recommended, and the Board approved, an award to Mr. Biancuzzo of 11,250 stock options and 3,218 shares of restricted stock.  The growth in Mr. Biancuzzo’s accrued pension value was $138,600 and all other compensation was $38,934, making the 2008 total compensation for Mr. Biancuzzo $738,697.  We believe that Mr. Biancuzzo’s 2008 compensation is consistent with the Company’s stated compensation objectives.

In 2008, Mr. Hobbs’ annual base salary, which was set forth in his employment agreement, was $600,000.  Because Mr. Hobbs left the Company on March 31, 2008, he was ineligible for bonus and equity awards, which are conditioned upon employment at the time of award.  From January 1, 2008 to March 31, 2008, the growth in Mr. Hobbs’ accrued pension value was $10,200 and all other compensation was $7,337 making the 2008 total compensation for Mr. Hobbs $163,200.  We believe that Mr. Hobbs’ 2008 compensation was consistent with the Company’s stated compensation objectives.

In 2008, Mr. Mackin’s annual base salary, which was set forth in his employment agreement, was $730,000.  Because Mr. Mackin left the Company on February 29, 2008, he was ineligible for bonus and equity awards, which are conditioned upon employment at the time of award. The growth in Mr. Mackin’s accrued pension value was $152,200 and all other compensation was $4,892, making the 2008 total compensation for Mr. Mackin $275,867.  We believe that Mr. Mackin’s 2008 compensation was consistent with the Company’s stated compensation objectives.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2008, the Compensation Committee consisted of Frank A. Bennack, Jr., David Pulver and Caroline L. Williams.  Victor F. Ganzi, our former director, served on the Compensation Committee until his resignation from the Board on October 7, 2008.  Mr. Bennack serves as Vice Chairman and Chief Executive Officer of Hearst.  Until June, 2008, Mr. Ganzi was President and Chief Executive Officer of Hearst.  We also have entered into transactions with Hearst and its affiliates from time to time.    See “Certain Relationships and Related Transactions.”  Mr. Barrett, our President and Chief Executive Officer, is a Director of Hearst, but is not a member of Hearst’s compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management.  Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2008.  This report is provided by the following directors, who comprise the Compensation Committee:

Caroline L. Williams, Chairperson

Frank A. Bennack, Jr.

David Pulver

Compensation Tables

Summary Compensation Table

The following table sets forth certain compensation information awarded to, paid to or earned by our Chief Executive Officer, Chief Financial Officer and our other executive officers (the “NEOs”) for the fiscal years ended December 31, 2008, 2007 and 2006.  For fiscal year 2008, our NEOs other than our CEO and CFO, were Philip Stolz, Frank Biancuzzo and, for a portion of 2008, Steven Hobbs and Terry Mackin.  For fiscal year 2007, our NEOs other than our CEO and CFO, were Steven Hobbs and Terry Mackin.  For fiscal year 2006, our NEOs other than our CEO and CFO, were Steven Hobbs, Terry Mackin and Philip Stolz.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation $(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)

David Barrett	2008	1,125,000	225,000	1,416	1,686	—	1,005,400	84,744	2,443,246
President and Chief Executive	2007	1,125,000	275,000	9,505	9,083	—	239,400	74,243	1,732,231
Officer	2006	1,050,000	—	8,781	12,573	500,000	791,500	73,088	2,435,942

Harry Hawks	2008	600,000	13,125	590	703	106,875	204,500	58,102	983,895
Executive Vice President and	2007	575,000	51,891	3,960	3,785	98,109	57,200	54,594	844,539
Chief Financial Officer	2006	550,000		3,659	5,239	220,000	130,300	46,654	955,852

Philip Stolz	2008	555,000	19,441	531	632	65,559	387,800	46,411	1,075,374
Senior Vice President	2006	520,000	—	3,293	4,715	195,000	292,300	37,381	1,052,689

Frank Biancuzzo	2008	475,000	20,875	531	632	64,125	138,600	38,934	738,697
Executive Vice President

Steven Hobbs	2008	150,000	—	—	—	—	10,200	7,337	163,200
Executive Vice President	2007	575,000	49,734	3,960	3,785	100,266	10,900	43,643	787,288
	2006	550,000	—	3,659	5,239	220,000	12,400	28,378	819,676

Terry Mackin	2008	121,667	—	—	—	—	152,200	4,892	275,867
Executive Vice President	2007	730,000	24,051	3,960	3,785	95,949	44,500	53,457	955,702
	2006	705,000		3,659	5,239	250,000	103,200	43,009	1,110,107

(1)

The Company awarded cash bonuses to the NEOs in February 2009 for services rendered in 2008. In addition to amounts awarded for the satisfaction of criteria established under the 2003 Incentive Compensation Plan (which are disclosed in the column captioned “Non-Equity Incentive Plan Compensation”), the Compensation Committee awarded the discretionary amounts reflected in this column. Total bonus payments to the NEOs, including both discretionary amounts and amounts paid pursuant to the 2003 Incentive Compensation Plan were as follows: David Barrett: $225,000; Harry Hawks: $120,000; Philip Stolz: $85,000; and Frank Biancuzzo: $85,000.

(2)

The Company awarded restricted stock to the NEOs in December of 2008, 2007 and 2006 pursuant to its Amended and Restated 2007 Long Term Incentive Compensation Plan, 2007 Long Term Incentive Compensation Plan and 2004 Long Term Incentive Compensation Plan, respectively. The amounts in this column represent the dollar amount recognized in each of 2008, 2007 and 2006 for financial statement reporting purposes calculated in accordance with SFAS 123(R) for the grants awarded in those years. For additional information concerning the assumptions used in the valuation of the restricted stock awards,  please refer to Footnote 11 (“Employee Stock Plans”) to the Company’s financial statements included in its 2008 Annual Report on Form 10-K, as filed with the SEC.  The details of the restricted stock awards are set forth in “Compensation Discussion and Analysis.”

(3)

The Company granted non-qualified stock options to the NEOs in each of December 2008, 2007 and 2006 pursuant to its Amended and Restated 2007 Long Term Incentive Compensation Plan, 2007 Long Term Incentive Compensation Plan and its 2004 Long Term Incentive Compensation Plan, respectively. The amounts in this column represent the dollar amount recognized in each of 2008, 2007 and 2006 for financial statement reporting purposes computed in accordance with SFAS 123(R) for the grants awarded in those years. For additional information concerning the assumptions used in the valuation of the stock options, please refer to Footnote 11 (“Employee Stock Plans”) to the Company’s financial statements included in its 2008 Annual Report on Form 10-K, as filed with the SEC. The details of the stock option grants are set forth in “Compensation Discussion and Analysis.”

(4)

The Company awarded cash bonuses to the NEOs in February 2009 for services rendered in 2008. The amounts reflected in this column were paid as a result of the satisfaction of criteria established under the 2003 Incentive Compensation Plan. The 2003 Incentive Compensation Plan and the parameters of the 2008 bonus plan are described in the section captioned “Compensation Discussion and Analysis.”

(5)

The Company did not pay non-qualified deferred compensation earnings in 2008, 2007 and 2006. Because the Company was required to change its pension plan measurement date from September 30 to December 31 effective December 31, 2008, the difference in present value of benefits was for a 15-month period (September 30, 2007 through December 31, 2008). We have reflected the annualized change in present value for 2008 by recognizing 80% (12/15) of the total difference for this 15-month period for the four NEOs who are active as of December 31, 2008. For the two NEOs who were not active as of December 31, 2008, we have reflected the change in present value from the prior measurement date (September 30, 2007) through their date of termination/transfer, which in both cases, is under 12 months.

(6)

Amounts in this column consist of dollar values of perquisites consisting of premiums for life insurance and executive medical plans, automobile and parking allowances, club membership reimbursements, tax preparation expense reimbursements, payments for tax gross-ups, car services and amounts contributed by the Company on behalf of the NEOs to our 401(k) Savings Plan (a non-discriminatory retirement plan established pursuant to Section 401(k) of the Code), as further set forth in the Perquisites table below.

Perquisites

Name	Year	Life Insurance Premiums ($)	Executive Medical Plan ($)	Auto Allowance ($)	Club Membership Reimbursement ($)	Miscellaneous ($)
David J. Barrett	2008	14,559	17,349	18,000	20,246	14,590	(1)
	2007	10,677	12,226	18,000	19,390	13,950	(2)
	2006	10,943	11,644	18,000	18,701	13,800	(3)

Harry T. Hawks	2008	7,504	17,349	10,800	12,549	9,900	(4)
	2007	5,231	12,226	10,800	16,587	9,750	(4)
	2006	5,420	11,644	10,800	9,190	9,600	(4)

Philip M. Stolz	2008	10,162	17,349	12,000	—	6,900	(5)
	2006	8,337	11,644	10,800	—	6,600	(5)

Frank Biancuzzo	2008	2,685	17,349	12,000	—	6,900	(5)

Steven A. Hobbs	2008	—	4,337	3,000	—	—
	2007	1,605	12,226	12,000	—	17,812	(6)
	2006	1,434	11,644	12,000	—	3,300	(5)

Terry Mackin	2008	—	2,892	2,000	—	—
	2007	4,280	12,226	12,000	18,201	6,750	(5)
	2006	3,445	11,644	12,000	10,420	5,500	(5)

(1)

Amount in this column represents $6,900 contributed by the Company on behalf of Mr. Barrett to our 401(k) Savings Plan, a parking space provided to Mr. Barrett from Hearst Corporation valued at $6,090 and personal car services valued at $1600.

(2)

Amount in this column represents $6,750 contributed by the Company on behalf of Mr. Barrett to our 401(k) Savings Plan, a parking space provided to Mr. Barrett from Hearst Corporation valued at $6,000 and personal car services provided to Mr. Barrett valued at $1,200.

(3)

Amount in this column represents $6,600 contributed by the Company on behalf of Mr. Barrett to our 401(k) Savings Plan, a parking space provided to Mr. Barrett from Hearst Corporation valued at $6,000 and personal car services provided to Mr. Barrett valued at $1,200.

(4)	Amount in this column represents amounts contributed by the Company on behalf of Mr. Hawks to our 401(k) Savings Plan and a $3,000 reimbursement to Mr. Hawks for tax preparation expenses.
(5)	Amount in this column represents amounts contributed by the Company on behalf of the NEO to our 401(k) Savings Plan.
(6)

Amount in this column represent $6,750 contributed by the Company on behalf of Mr. Hobbs to our 401(k) Savings Plan, and a payment of $6,450 made to Mr. Hobbs and the associated tax gross up amount of $4,612 due to an error in calculating Mr. Hobbs’ 2006 401(k) Savings Plan contribution.

Grants of Plan-Based Awards

The following table sets forth grants of non-equity and equity plan-based awards to our NEOs for our fiscal year ended December 31, 2008:

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	All Other Options Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#) (2)	Option (#) (2)	Awards ($/Sh)	Awards ($) (3)
David Barrett	2/20/2008	—	495,000	1,237,500
	12/11/2008				8,580			50,965
	12/11/2008					30,000	$5.94	60,708
Harry Hawks	2/20/2008	112,500	247,500	450,000
	12/11/2008				3,575			21,236
	12/11/2008					12,500	$5.94	25,295
Philip Stolz	2/20/2008	104,063	228,937	416,250
	12/11/2008				3,218			19,115
	12/11/2008					11,250	$5.94	22,766
Frank Biancuzzo	2/20/2008	89,063	195,938	356,250
	12/11/2008				3,218			19,115
	12/11/2008					11,250	$5.94	22,766

(1)  The Company awards cash bonuses pursuant to the 2003 Incentive Compensation Plan.  This plan provides for the award of annual cash bonuses based upon target and maximum bonus payouts and individual performance goals established by the Compensation Committee of the Board of Directors during the first quarter of each fiscal year.  Amounts reflected assume 100% achievement of individual performance goals.  The actual amount that was paid to each NEO in 2009 pursuant to the plan for the fiscal year ended December 31, 2008 is set forth in the Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.”

(2)  The Company awarded options and restricted stock pursuant to the Amended and Restated 2007 Long Term Incentive Compensation Plan in December 2008.  The dollar amount recognized in 2008 for financial statement reporting purposes (calculated in accordance with SFAS 123(R)) of the restricted stock awarded and options granted to each NEO pursuant to the plan for the fiscal year ended December 31, 2008 is set forth in the Summary Compensation Table under the columns titled “Stock Awards” and “Option Awards,” respectively.

(3)  The grant date fair values of restricted stock awarded and options granted on December 11, 2008 are calculated in accordance with SFAS 123(R). The exercise price of options is determined by the plan pursuant to which the options were granted. Under the Amended and Restated 2007 Long Term Incentive Compensation Plan, the exercise price is the closing price on the date of grant.

 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each NEO as of the fiscal year ended December 31, 2008, except for Terry Mackin whose equity awards were forfeited and canceled as of his termination date, February 29, 2008:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Units or Other Rights That Have Not Vested ($)
David Barrett	6/24/1999	35,000	—	—	26.81	6/24/2009			—	—
	12/8/2000	351,000	—	—	18.56	12/8/2010			—	—
	12/6/2001	117,000	—	—	21.06	12/6/2011			—	—
	12/4/2002	117,000	—	—	24.10	12/4/2012			—	—
	12/3/2003	117,000	—	—	25.28	12/3/2013			—	—
	12/1/2004	117,000	—	—	25.70	12/1/2014			—	—
	12/7/2005	120,000	—	—	24.06	12/7/2015			—	—
	12/7/2006	—	60,000	—	25.64	12/7/2016	15,000	90,900	—	—
	12/6/2007	—	60,000	—	19.94	12/6/2017	17,160	103,990	—	—
	12/11/2008	—	30,000	—	5.94	12/11/2018	8,580	51,995
Harry Hawks	12/8/2000	90,000	—	—	18.56	12/8/2010			—	—
	12/6/2001	40,000	—	—	21.06	12/6/2011			—	—
	12/4/2002	50,000	—	—	24.10	12/4/2012			—	—
	12/3/2003	50,000	—	—	25.28	12/3/2013			—	—
	12/1/2004	50,000	—	—	25.70	12/1/2014			—	—
	12/7/2005	50,000	—	—	24.06	12/7/2015			—	—
	12/7/2006	—	25,000	—	25.64	12/7/2016	6,250	37,875	—	—
	12/6/2007	—	25,000	—	19.94	12/6/2017	7,150	43,329	—	—
	12/11/2008		12,500		5.94	12/11/2018	3,575	21,665
Steven Hobbs	3/5/2004	40,000	—	—	26.22	3/5/2014			—	—
	12/1/2004	40,000	—	—	25.70	12/1/2014			—	—
	12/7/2005	50,000	—	—	24.08	12/7/2015			—	—
	12/7/2006	—	25,000	—	25.64	12/7/2016	6,250	37,875	—	—
	12/6/2007	—	25,000	—	19.94	12/6/2017	7,150	43,329	—	—
Philip Stolz	12/8/2000	105,000	—	—	18.56	12/8/2010			—	—
	12/4/2002	40,000	—	—	24.10	12/4/2012			—	—
	12/3/2003	40,000	—	—	25.28	12/3/2013			—	—
	12/1/2004	40,000	—	—	25.70	12/1/2014			—	—
	12/7/2005	45,000	—	—	24.06	12/7/2015			—	—
	12/7/2006	—	22,500	—	25.64	12/7/2016	5,625	34,088	—	—
	12/6/2007	—	22,500	—	19.94	12/6/2017	6,435	38,996	—	—
	12/11/2008	—	11,250	—	5.94	12/11/2018	3,218	19,501	—	—
Frank Biancuzzo	12/4/2002	20,000	—	—	24.10	12/4/2012			—	—
	12/3/2003	20,000	—	—	25.28	12/3/2013			—	—
	12/1/2004	20,000	—	—	25.70	12/1/2014			—	—
	12/7/2005	20,000	—	—	24.06	12/7/2015			—	—
	12/7/2006	—	10,000	—	25.64	12/7/2016	2,500	15,150	—	—
	12/6/2007	—	22,500	—	19.94	12/6/2017	6,435	38,996	—	—
	12/11/2008	—	11,250	—	5.94	12/11/2018	3,218	19,501	—	—

(1) The following chart provides the vesting schedules for each of the options granted to our NEOs, according to grant date:

Grant Date	Vesting Schedule
6/24/1999	One-half vested 12/31/2000; one-half vested 12/31/2007.
12/8/2000	One-third vested 12/7/2001; one-third vested 12/7/2002; one-third vested 12/7/2003.

12/6/2001	12/6/2004
12/4/2002	12/4/2005
12/3/2003	12/3/2006
3/5/2004	3/5/2007
12/1/2004	12/1/2007
12/7/2005	12/7/2008
12/7/2006	12/7/2009
12/6/2007	12/6/2010
12/11/2008	12/11/2011

(2) The restrictions on the restricted stock awarded to each of our NEOs on December 11, 2008 lapse on December 11, 2011.  The restrictions on the restricted stock awarded to each of our NEOs on December 6, 2007 and December 7, 2006 lapse on December 6, 2010 and December 7, 2009, respectively.

Options Exercised and Stock Vested

The following table sets forth information concerning options exercised by our NEOs during the fiscal year ended December 31, 2008:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David Barrett	—	—	NA	NA
Harry Hawks	10,000	38,372	NA	NA
Steven Hobbs	—	—	NA	NA
Terry Mackin	40,000	63,361	NA	NA
Philip Stolz	—	—	NA	NA
Frank Biancuzzo	—	—	NA	NA

Post-Employment Compensation — Pension Benefits Table

Each of our NEOs participated in the Hearst-Argyle Television, Inc. Retirement Plan, our tax-qualified pension plan (the “Tax-Qualified Plan”) as of December 31, 2008.  Our Pension Plan is designed to provide a benefit of 1½% for each year of credited service (excluding the first year of employment) multiplied by the participant’s average annual compensation (as defined in the Pension Plans) for the participant’s five highest consecutive full calendar years, and has a 40 year maximum. The highest amount of compensation that may be considered under federal law with respect to determining pension benefits is $230,000 as of December 31, 2008, as adjusted for the cost of living each year (except that any increase that is not a multiple of $5,000 is rounded to the next lowest multiple of $5,000). The compensation used in determining Pension Plan benefits includes salary and bonus of the executive officers, as indicated in the Summary Compensation Table.

In addition five of our NEOs participated in the Hearst-Argyle Television, Inc. Supplemental Retirement Plan, our non-qualified retirement plan (the “Supplemental Plan”) as of December 31, 2008. This Pension Plan was adopted on January 1, 1999 and provides the benefits that would have been payable to the executive officers under the Tax-Qualified Plan, except for the application of certain legal limits.

Named executives may retire with full pension benefits at age 65 and may retire as early as age 55 with 10 years of service from their hire date. Benefits payable for retirement prior to age 65 are reduced according to the following schedule in order to adjust for the longer expected years of payments.

Retirement Age	% of Full Benefit	Retirement Age	% of Full Benefit
64	94%	59	66%
63	88%	58	62%

62	82%	57	58%
61	76%	56	54%
60	70%	55	50%

Lastly, benefits from the Tax-Qualified Plan are payable as a monthly annuity over the life of the participant while benefits from the Supplemental Plan are payable in full as a single lump sum at retirement.

The credited service and present value reported in the below table is as of December 31, 2008. This coincides with the measurement date the Company used to disclose the Projected Benefit Obligations in the December 31, 2008 financial statements:

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
David Barrett	HTV Retirement Plan	23 years 8 months	620,700	—
	HTV SERP	23 years 8 months	3,678,100	—
Frank Biancuzzo	HTV Retirement Plan	12 years 11 months	165,600	—
	HTV SERP	12 years 11 months	250,900	—
Harry Hawks	HTV Retirement Plan	11 years 0 months	210,100	—
	HTV SERP	11 years 0 months	617,200	—
Steve Hobbs	HTV Retirement Plan	3 years 2 months	41,500	—
Terry Mackin	HTV Retirement Plan	7 years 10 months	114,900	—
	HTV SERP	7 years 10 months	503,000	—
Phil Stolz	HTV Retirement Plan	20 years 0 months	534,500	—
	HTV SERP	20 years 0 months	1,393,200	—

Messrs. Barrett, Biancuzzo and Stolz became participants in the Tax-Qualified Plan effective August 29, 1997 and in the Supplemental Plan effective January 1, 1999.  Mr. Hawks became a participant in the Tax-Qualified Plan effective as of January 1, 1998 and in the Supplemental Plan effective as of January 1, 1999.  Mr. Mackin became a participant in the Tax-Qualified Plan effective June 1, 2000 and in the Supplemental Plan effective May 1, 2000 and terminated employment as of February 29, 2008.  Mr. Hobbs became a participant in the Tax-Qualified Plan effective February 1, 2005 and transferred from the Company to Hearst on March 31, 2008.  As of December 31, 2008, Messrs. Barrett, Biancuzzo, Hawks and Stolz are currently eligible for early retirement.

Further information on assumptions used to determine these values can be found in the Retirement Plans and Other Post-Retirement Benefit section of the Company’s 2008 Annual Report.

Compensation for Directors in 2008

Our Board of Directors sets the compensation for directors upon the recommendation of the CEO and the Chairman of the Board.  In 2008, our directors’ fees were as follows:

•                  $40,000 annually

•                  $20,000 annually for service as a committee chairperson

•                  $6,000 annually for service on a committee

•                  $1,500 for every Board meeting attended

•                  $1,000 for every committee meeting attended

•                  4,000 options annually

•                  1,143 shares of restricted stock annually

•                  2,000 additional options for service as a committee chairperson

•                  571 additional shares of restricted stock for service as a committee chairperson

In making these compensation decisions, the Board attempted to maintain fair and competitive compensation levels commensurate with the directors’ responsibilities.

The following table sets forth information concerning compensation to our directors for the fiscal year ended December 31, 2008, excluding David J. Barrett, our Chief Executive Officer, who serves on our Board, but is not compensated for his board service.  Compensation for Mr. Barrett is set forth in the Summary Compensation Table on page 18.  In addition, Frank A. Bennack, Jr., the Chairman of our Board, began waiving compensation for his board service when he became the Chief Executive Officer of Hearst in June 2008.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Bob Marbut	52,000	4,893	4,368	61,261
Frank Bennack	19,285	—	—	19,285
John Conomikes	73,500	7,338	6,552	87,390
Ken Elkins	61,500	8,896	8,815	79,211
Victor Ganzi	47,000	—	—	47,000
George R. Hearst, Jr.	52,000	4,893	4,368	61,261
William Randolph Hearst III	47,500	4,893	4,368	56,761
Gilbert Maurer	47,500	4,893	4,368	56,761
Caroline Williams(4)	94,000	7,338	6,552	107,890
David Pulver(4)	98,500	7,338	6,552	112,390

(1) This column reports the total amount of cash compensation received for 2008 Board and committee service.

(2) Non-Employee Directors were awarded restricted stock in 2008 pursuant to the Company’s Amended and Restated 2007 Long Term Incentive Compensation Plan. The amounts in this column represent the dollar amount recognized in 2008 for financial statement reporting purposes calculated in accordance with SFAS 123(R) for the grants awarded in those years.  For additional information concerning the assumptions used in the valuation of the restricted stock awards,  please refer to Footnote 11 (“Employee Stock Plans”) to the Company’s financial statements included in its 2008 Annual Report on Form 10-K, as filed with the SEC.  As of December 31, 2008, the directors had the following aggregate number of shares of restricted stock outstanding:  Mr. Marbut: 2,143; Mr. Bennack: 1,000; Mr. Conomikes: 3,214; Mr. Elkins: 2,143; Mr. Ganzi: 0; Mr. George R. Hearst, Jr.: 1,143; Mr. William Randolph Hearst III: 2,143; Mr. Maurer: 2,143; Mr. Pulver: 3,214; Ms. Williams: 3,214.

(3) Non-Employee Directors were granted non-qualified stock options in 2008 pursuant to the Company’s Amended and Restated 2007 Long Term Incentive Compensation Plan.  The amounts in this column represent the dollar amount recognized in 2008 for financial statement reporting purposes computed in accordance with SFAS 123(R) for the grants awarded in those years.  For additional information concerning the assumptions used in the valuation of the stock options,  please refer to Footnote 12 (“Employee Stock Plans”) to the Company’s financial statements included in its 2008 Annual Report on Form 10-K, as filed with the SEC.  As of December 31, 2008, the directors had the following aggregate number of options (vested and unvested) outstanding: Mr. Marbut: 27,000; Mr. Bennack: 4,000; Mr. Conomikes: 12,000; Mr. Elkins: 44,000; Mr. Ganzi: 0; Mr. George R. Hearst, Jr.: 4,000; Mr. William Randolph Hearst III: 43,000; Mr. Maurer: 8,000; Mr. Pulver: 60,500; Ms. Williams: 60,500.

(4) Caroline Williams and David Pulver also participate in our employee medical plans on the same terms as are available to employees generally.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 13, 2009 regarding the beneficial ownership of our Series A Common Stock and the Series B Common Stock by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer named in the Summary Compensation Table; and (iii) all of our directors and executive officers as of December 31, 2008 as a group.  Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock. The number of shares set forth below includes shares of restricted stock, which are outstanding but subject to forfeiture until restrictions lapse, and shares issuable pursuant to options and conversion rights that are exercisable within 60 days of March 13, 2009.

	Series A Common Stock Beneficial Ownership(2)		Series B Common Stock Beneficial Ownership
Name and Address (1)	Number	Percent of Series (%)	Number		Percent of Series (%)
David J. Barrett(3)	1,018,350	1.9%	—		—
Harry T. Hawks(4)(5)	420,924	*	—		—
Frank Biancuzzo(6)	92,153	*
Philip M. Stolz(7)	297,257	*	—		—
Bob Marbut(4)(8)	73,296	*	—		—
Frank A. Bennack, Jr.	26,000	*	—		—
John G. Conomikes	23,214	*	—		—
Ken J. Elkins(9)	55,203	*	—		—
George R. Hearst, Jr.	16,143	*	—		—
William Randolph Hearst III(10)	48,143	*	—		—
Gilbert C. Maurer	12,143	*	—		—
David Pulver(4)(11)	119,870	*	—		—
Caroline L. Williams(12)	67,160	*	—		—
All Company directors and executive officers as a group (13 persons)(13)	2,269,856	4.3%	—		—
Hearst Broadcasting, Inc.(14)	35,501,980	67.2%	41,298,648	(15)	100%
Private Capital Management(16)	7,754,525	14.7%	—		—

*	Represents beneficial ownership of less than 1% of the issued and outstanding shares of Series A Common Stock.
(1)	Unless otherwise indicated, the address of each person or entity named in the table is c/o Hearst-Argyle Television, Inc., 300 West 57th Street, New York, New York 10019.
(2)	Number and percent of outstanding Series A Common Stock does not include any shares of Series A Common Stock issuable upon the conversion of the Series B Common Stock.
(3)	Includes 974,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(4)	Indicates that such person is a party to a Registration Rights Agreement with the Company dated as of August 29, 1997.
(5)	Includes 330,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(6)	Includes 80,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(7)	Includes 270,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009, and 50,000 shares subject to a conventional pledge agreement.
(8)	Includes 19,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(9)	Includes 40,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(10)	Includes 35,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(11)	Includes 48,500 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(12)	Includes 48,500 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(13)	Includes 1,845,000 shares of Series A Common Stock issuable pursuant to stock options exercisable within 60 days of March 13, 2009.
(14)

The Hearst Family Trust is the sole common stockholder of Hearst, which is the sole stockholder of Hearst Holdings, which is the sole stockholder of Hearst Broadcasting. The address of The Hearst Family Trust is 300 West 57th Street, New York, New York 10019. The address of Hearst, Hearst Holdings and Hearst Broadcasting is 300 West 57th Street,

New York, New York 10019.
(15)

Indicates the number of shares of Series B Common Stock held by Hearst Broadcasting. The shares of Series B Common Stock are convertible at any time at the option of the holder on a share-for-share basis into shares of Series A Common Stock.

(16)

Based on the Schedule 13G, Amendment No. 5, filed by Private Capital Management, L.P. (“PCM”) on February 13, 2009 reporting beneficial ownership of our Series A Common Stock as of December 31, 2008. The address of PCM is 8889 Pelican Bay Blvd, Suite 500, Naples, FL 34108.

Equity Compensation Plans

The following table is included to summarize information concerning our equity compensation plans as of December 31, 2008:

	EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (2)
Equity compensation plans approved by security holders	7,096,828	(1)	$22.53	4,790,686	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	7,096,828	(1)	$22.53	4,790,686	(2)

(1)

Includes shares of Series A Common Stock to be issued upon exercise of stock options granted under the Company’s Amended and Restated 1997 Stock Option Plan, the Company’s 2004 Long Term Incentive Compensation Plan and the Company’s Amended and Restated 2007 Long Term Incentive Plan. The Company has also awarded 150,679 shares of restricted stock under the 2004 Long Term Incentive Compensation Plan and 293,238 shares of restricted stock under the Amended and Restated 2007 Long Term Incentive Compensation Plan.

(2)

Includes 1,170,756 shares of Series A Common Stock available for future stock option and restricted stock grants under the Company’s Amended and Restated 2007 Long Term Incentive Compensation Plan and 3,619,930 shares of Series A Common Stock reserved for future issuance under the Company’s Employee Stock Purchase Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Hearst.   Hearst holds through a subsidiary 100% of the outstanding shares of our Series B Common Stock and 67.3% of our Series A Common Stock, constituting approximately 81.6% of our total outstanding common stock as of the Record Date.  In addition, the Chairman of our Board of Directors, Frank A. Bennack, Jr., is the Vice Chairman and Chief Executive Officer of Hearst, and David Barrett, our President and Chief Executive Officer and one of our directors, is a director of Hearst.   John G. Conomikes, George R. Hearst. Jr., William R. Hearst III and Gil Maurer are also members of the Boards of Directors of both Hearst-Argyle and Hearst. In addition, Victor F. Ganzi was a member of the Boards of Directors of both Hearst-Argyle and Hearst, and the President and Chief Executive Officer of Hearst, until his resignation from Hearst in June 2008.  Mr. Ganzi resigned from our Board on October 7, 2008.

December 2001 Private Placement.    In connection with the private placement of the $200 million principal amount of 7.5% Series A Convertible Preferred Securities due 2016 (the “7.5% Series A Preferred Securities”) and 7.5% Series B Convertible Preferred Securities due 2021 (the “7.5% Series B Preferred Securities,” and, together with the Series A Preferred Securities, the “7.5% Preferred Securities”), on December 20, 2001, we entered into a Securities Purchase Agreement with our wholly-owned unconsolidated subsidiary, the Hearst-Argyle Capital Trust, Hearst Broadcasting and certain other purchasers named therein.  The Securities Purchase Agreement provides, among other things, that (i) the Hearst-Argyle Capital Trust issue and sell to Hearst Broadcasting and the other purchasers an aggregate of 4,000,000 of its 7.5% Preferred Securities, in two series, consisting of its 7.5% Series A Preferred Securities, and of its 7.5% Series B Preferred Securities, and (ii) the proceeds of the sale of the 7.5% Preferred Securities be invested in our 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series A, due 2016 and 7.5% Convertible Junior Subordinated Deferrable Interest Debentures, Series B, due 2021 (the “Subordinated Debentures”).  In connection with the execution of the Securities Purchase Agreement, we, Hearst Broadcasting and certain other parties named therein, also entered into a Registration Rights Agreement, pursuant to which we granted Hearst Broadcasting and the other holders of the 7.5% Preferred Securities certain rights to require us to register with the SEC the Series A Common Stock issuable upon conversion of the 7.5% Preferred Securities and the Subordinated Debentures for resale.  We redeemed the 7.5% Series A Preferred Securities on December 31, 2004 and the 7.5% Series B Preferred Securities on June 23, 2008.

Management Services Agreement.    We and Hearst are parties to a Management Services Agreement pursuant to which we provide certain management services (i.e., sales, news, programming, legal, financial, accounting, engineering and promotion services) with respect to WMOR-TV (a Hearst-owned television station in Tampa, Florida), WBAL-AM and WIYY-FM (Hearst-owned AM/FM radio stations in Baltimore, Maryland), and WPBF-TV (a Hearst-owned television station in West Palm Beach, Florida) and KCWE-TV (a Hearst-owned television station in Kansas City, Missouri).  Hearst has the right, but not the obligation, to add to such managed stations any additional broadcast stations that it may acquire (or for which it enters into a time brokerage agreement) during the term of the Management Services Agreement.

The annual management fee for the services provided to these stations is an amount equal to the greater of (i) (x) $50,000 for Hearst’s radio stations (counted as a single property) and $50,000 for KCWE-TV, and (y) for all others (including WMOR-TV and WPBF-TV), $100,000 per station, or (ii) 33.33% of the positive broadcast cash flow from each such property.  Hearst also reimburses us for our direct operating costs and expenses incurred with unrelated third parties and amounts paid on behalf of a managed station under the Services Agreement described below.  Corporate overhead is not reimbursed except to the extent it had historically been treated as an operating expense by Hearst in calculating broadcast cash flow for a station.  The term of the Management Services Agreement commenced at the consummation of the Hearst Transaction and will continue for each station, respectively, until the earlier of (i) Hearst’s divestiture of the station to a third party; (ii) if applicable, the exercise of the option granted to us to acquire certain of the stations pursuant to the Television Station Option Agreement described below; or, (iii) December 31, 2009; provided, however, that Hearst will have the right to terminate the Management Services Agreement as to a particular station covered by an option or right of first refusal under the Television Station Option Agreement at any time upon 90 days’ prior written notice if the option period or right of first refusal period, as applicable, has expired without having been exercised. The Management Services Agreement will also terminate if Hearst ceases to own a majority of our voting common stock or to have the right to elect a majority of our directors.  In 2008, we recorded revenues of approximately $3.9 million pursuant to the Management Services Agreement with Hearst.

Television Station Option Agreement.    We and Hearst are parties to a Television Station Option Agreement pursuant to which Hearst has granted to us an option to acquire WMOR-TV and KCWE-TV, at their fair market value as determined by the parties, or by an independent third-party appraisal, subject to certain specified parameters (and we may withdraw any option exercise after we receive the third-party appraisal).  However, if Hearst elects to sell either station during the option period, we will have a right of first refusal to acquire that station substantially on the terms agreed upon between Hearst and the potential buyer.  We also have a right of first refusal to purchase WPBF-TV if Hearst proposes to sell the station to a third party  We will exercise any option or right of first refusal related to these properties by action of our independent directors.  The option periods and the rights of first refusal expire December 31, 2009.

Hearst Tower Lease.  On May 5, 2006 we entered into a Lease Agreement with Hearst to lease one floor of the newly constructed Hearst Tower in Manhattan for our corporate offices.  Under the terms of the lease we are entitled to a tenant improvement allowance of $1.9 million.  In 2008, we recorded approximately $1.7 million in rent expense under the terms of the Lease Agreement with Hearst, net of the tenant improvement allowance, which is amortized over the lease term.

Radio Facilities Lease.    We and Hearst are parties to a Studio Lease Agreement pursuant to which Hearst leases from us premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland, radio stations.  The lease was entered into on August 29, 1997 and subsequently extended.  The lease for each radio station will continue until the earlier of (i) Hearst’s divestiture of the radio station to a third party, in which case either party (i.e., the Company or the buyer of the station) will be entitled to terminate the lease with respect to that station upon certain prior written notice or (ii) December 31, 2009.   In 2008, Hearst paid us an aggregate amount of approximately $0.8 million pursuant to the Studio Lease Agreement.

Inter-Company Services.    We and Hearst are parties to a Services Agreement pursuant to which Hearst provides us with certain administrative services, including accounting, auditing, financial, legal, insurance, data processing and employee benefits administration. The fees for such services are based on fixed and variable transaction amounts negotiated between Hearst and us. The current term of the Services Agreement will expire on December 31, 2009, but is thereafter renewable, pursuant to the provision of the Services Agreement that allows for one year renewals unless terminated on six months’ prior notice.  Although we believe that such terms are reasonable, there can be no assurance that more favorable terms would not be available from unaffiliated third parties.  In 2008, we incurred expenses of approximately $6.8 million pursuant to the Services Agreement with Hearst.

New England Cable News.  Hearst-Argyle also provides services to Hearst with respect to Hearst’s investment in New England Cable News (“NECN”), a regional cable channel jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc.  In this regard, David J. Barrett, our CEO, has served as Hearst’s representatives on the management board of NECN since July 2004, and in 2008, Hearst paid $2,000 per month as compensation to the Company for his service.  Our former executive officer, Steven Hobbs, also serves on the management board of NECN and, for the period January 1, 2008 to March 31, 2008, Hearst paid $2,000 per month as compensation to the Company for his service.

Wide Orbit, Inc.   In November 2004, we entered into an agreement with Wide Orbit, Inc. (“Wide Orbit”) for licensing and servicing of Wide Orbit’s Traffic Sales and Billing Solutions software.  Hearst owns approximately 7.3% of Wide Orbit, Inc.  In 2008, we paid Wide Orbit approximately $1.8 million under the agreement.

ESPN.  During 2008, certain of our stations paid fees in the amount of approximately $2.0 million in the aggregate to ESPN in exchange for the right to broadcast certain sports programs.  Hearst owns approximately 20% of ESPN, and Frank A. Bennack, Jr., the Chairman of our Board of Directors, was elected to the Board of ESPN on February 25, 2009.

Retransmission Consent Agreement.    We have agreements with Lifetime Entertainment Services, an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time (i) we have assisted Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and/or (ii) Lifetime has acted as our agent with respect to the negotiation of our agreements with cable, satellite and certain other multi-channel video programming distributors.  In 2008, we recorded revenue of approximately $23 million in compensation from Lifetime.  In addition, Steven Hobbs, our former executive officer, provided management oversight and legal services to the Company in connection with our retransmission consent negotiations. The Company paid Hearst $200,000 in 2008 for those services.

Dividend on Common Stock.   In 2008, our Board of Directors declared quarterly cash dividends of $0.07 per share on our Series A and Series B Common Stock, for a total amount of $26.3 million.  Included in this amount was $21.1 million payable to Hearst.

Interest Expense, Net – Capital Trust.  We incurred interest expense, net, relating to the Subordinated Debentures issued to the Hearst-Argyle Capital Trust, of $8.6 million in the year ended December 31, 2008.  The Hearst-Argyle Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders of which $1.7 million was paid to Hearst, as Hearst held $40 million of the total $200 million Redeemable Convertible Preferred Securities issued in December 2001 by the Capital Trust.  We redeemed the Redeemable Convertible Preferred Securities on June 23, 2008, and dissolved the Capital Trust as of January 5, 2009.

Other Transactions with Hearst.  During 2008, we recorded net revenue of approximately $0.1 million relating to advertising sales to Hearst on behalf of Good Housekeeping, which is owned by Hearst.  In addition, in his capacity as a consultant to Hearst Corporation, John G. Conomikes, one of our directors, receives secretarial services which we provide but for which we are reimbursed by Hearst.  The value of these secretarial services was approximately $7,200 in 2008.

Small Business Television.    We utilize Small Business Television Inc.’s (“SBTV”) services to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising.  In 2008, these sales generated revenue of approximately $1.1 million, of which approximately $0.5 million was distributed to SBTV and approximately $0.6 million was distributed to us.  Mr. Dean Conomikes, the son of director John G. Conomikes, is the owner of SBTV.

Internet Broadcasting Systems, Inc.    As of December 31, 2008, we owned 37.6% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) on a fully diluted basis.  Internet Broadcasting operates a national network of station Internet sites and designs, develops and operates station Internet sites under operating agreements.   We also have various agreements with Internet Broadcasting pursuant to which we paid Internet Broadcasting $10.5 million during 2008.  In addition, Internet Broadcasting provides hosting services for our corporate Internet site for a nominal amount.  Harry T. Hawks and Roger Keating, two of our executive officers, serve on the Board of Directors of Internet Broadcasting, from which they did not receive compensation for their Board service.

RDE. In 2008, the Company made an additional investment of $3.4 million in Ripe Digital Entertainment, Inc. (“RDE”), in the form of a Convertible Promissory Note.  As of December 31, 2008, the Company owned 23.4% of RDE on a fully diluted basis.  During 2008, the Company earned nominal rental income from RDE for office space in our former Corporate headquarters.   Harry T. Hawks, one of our executive officers, serves, and Steve A. Hobbs, one of our former executive officers, serve on the Board of Directors of RDE, from which they did not receive compensation for their Board service.

Certain Employees.    During 2008, we awarded stock options and restricted stock to certain employees of the stations which are owned by Hearst and managed by us (which employees also receive other compensation directly from Hearst).  During 2008 we awarded these employees an aggregate of 19,063 stock options and 4,812 shares of restricted stock.  In addition, Michael E. Pulitzer, Jr., the son of our former director Michael E. Pulitzer, is the Station Manager/Program Director at WXII-TV, our television station in Winston-Salem, North Carolina.  He has been employed at this station since 1990 and his cash compensation in 2008 was approximately $208,376. He received no stock options or shares of restricted stock in 2008.

Related Party Transaction Approval Policy.  Our Audit Committee Charter provides that the Audit Committee, which is composed of independent directors, shall review and approve, ratify or make recommendations to our Board of Directors regarding material related party transactions, including material transactions between the Company and any of its 5% or greater stockholders.  In addition, we have a Code of Business Conduct and Ethics that applies to all transactions between our directors, officers and employees.  The Code of Business Conduct and Ethics is available on our Web site at www.hearstargyle.com.

Director Independence.  Because Hearst Broadcasting controls a majority of our voting stock, we qualify as a “controlled company” under NYSE listing standards.  As a controlled company, we are not subject to certain NYSE listing standards which regulate the composition of listed company boards.  The Board of Directors has determined that Ken Elkins, David Pulver, Caroline Williams are independent in accordance with NYSE listed company standards, including the enumerated criteria in NYSE Rule 303A.02(b), and has affirmatively determined that none of them has a “material relationship” with the Company as defined in NYSE Rule 303A.02(a).  In making this determination, the Board noted that Caroline Williams and David Pulver have not had any relationship with the Company other than as a director, and that, while Ken Elkins was an officer of Pulitzer prior to joining the Company’s Board, that relationship was not deemed material because the Company acquired Pulitzer over ten years ago and Mr. Elkins ceased to be an employee of Pulitzer at that time. (See also information under the caption “Information Regarding the Board of Directors and its Committees” in Item 10 of this Report.)

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates, (collectively, the “Deloitte Entities”) audited our annual consolidated financial statements for the year ended December 31, 2008 and reviewed our interim financial statements included in our Quarterly Reports on Form 10-Q for the year ended December 31, 2008.

Audit and Other Fees

The fees billed by the Deloitte Entities for various types of professional services and related expenses during the years ended December 31, 2008 and December 31, 2007 were approximately as follows:

Type of Service	For the year ended December 31, 2008	For the year ended December 31, 2007
Audit Fees	$2,063,825	$1,873,870
Audit-Related Fees	$216,300	$144,500
Tax Fees	—	—
All Other Fees	—	—

Audit fees in 2008 and 2007 consisted of fees for the audits of the annual consolidated financial statements, reviews of the statements included in our quarterly reports on Form 10-Q and professional services rendered for the audit of the effectiveness of internal control over financial reporting.   Fees for audit-related services in 2008 and 2007 consisted of the audits of our employee benefit plans.  In 2008 and 2007, there were no fees paid to the Deloitte Entities for tax or other services.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee Charter requires that the Audit Committee pre-approve all auditing services and permitted non-audit services provided to us or our subsidiaries by our independent auditors.

The Audit Committee has determined that the provision of audit services for the employee benefit plans during 2008 and 2007 were compatible with the maintenance of the independence of the Deloitte Entities.   For the year ended December 31, 2008, the Audit Committee pre-approved all services rendered by the Deloitte Entities.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3)                                The following exhibits are filed as a part of this report:

Exhibit No.	Description

31.1	Certification by David J. Barrett, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification by Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

*32.1

Certification by David J. Barrett, President and Chief Executive Officer, and Harry T. Hawks, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*Exhibit 32.1 shall not be deemed filed with the Securities and Exchange Commission, nor shall it be deemed incorporated by reference in any filing with the Securities and Exchange Commission under the Securities Exchange Act of 1934 or the Securities Act of 1933, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEARST-ARGYLE TELEVISION, INC.

By:	/s/ JONATHAN C. MINTZER
Name: Jonathan C. Mintzer
Title: Vice President, General Counsel and Secretary

Dated:	April 30, 2009

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities indicated.

Signatures	Title	Date

*	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009
David J. Barrett

*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2009
Harry T. Hawks

*	Corporate Controller (Principal Accounting Officer)	April 30, 2009
Lydia G. Brown

*	Chairman of the Board	April 30, 2009
Frank A. Bennack, Jr.

*	Director	April 30, 2009
John G. Conomikes

*	Director	April 30, 2009
Ken J. Elkins

*	Director	April 30, 2009
George R. Hearst, Jr.

*	Director	April 30, 2009
William R. Hearst III

*	Director	April 30, 2009
Bob Marbut

*	Director	April 30, 2009
Gilbert C. Maurer

*	Director	April 30, 2009
David Pulver

*	Director	April 30, 2009
Caroline L. Williams

*By:	/s/ JONATHAN C. MINTZER
Jonathan C. Mintzer,
Attorney-in- Fact