Form 10-Q
period 2009-03-31
HEARST ARGYLE TELEVISION INC
filed 2009-04-30
CIK 949536

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Shares of the registrant’s common stock outstanding as of April 27, 2009: 94,254,329 shares (consisting of 52,955,681 shares of Series A Common Stock and 41,298,648 shares of Series B Common Stock).

HEARST-ARGYLE TELEVISION, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$8,349	$7,044
Accounts receivable, net	107,183	121,746
Program and barter rights	42,082	63,492
Deferred income tax asset	4,707	4,707
Other	6,307	5,169
Total current assets	168,628	202,158
Property, plant and equipment, net	289,387	296,470
Intangible assets, net	1,579,827	1,581,315
Goodwill	789,526	789,526
Other assets:
Deferred financing costs, net	6,499	6,706
Investments	25,871	26,974
Program and barter rights, noncurrent	6,767	8,367
Other assets	1,968	2,198
Total other assets	41,105	44,245
Total assets	$2,868,473	$2,913,714

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$90,000	$90,000
Accounts payable	6,126	12,982
Accrued liabilities	36,399	48,072
Program and barter rights payable	43,642	64,743
Payable to Hearst Corporation, net	2,080	9,483
Other	3,451	4,510
Total current liabilities	181,698	229,790

Program and barter rights payable, noncurrent	13,666	15,728
Long-term debt	714,110	701,110
Deferred income tax liability	467,142	470,158
Other liabilities	125,727	123,305
Total noncurrent liabilities	1,320,645	1,310,301
Commitments and contingencies
Stockholders’ equity:
Series A common stock	573	571
Series B common stock	413	413
Additional paid-in capital	1,349,639	1,347,833
Retained earnings	189,379	198,694
Accumulated other comprehensive loss, net	(56,714)	(56,714)
Treasury stock, at cost	(117,160)	(117,174)
Total stockholders’ equity	1,366,130	1,373,623
Total liabilities and stockholders’ equity	$2,868,473	$2,913,714

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)

Total revenue	$133,841	$165,053
Station operating expenses:
Salaries, benefits and other operating costs	94,137	104,128
Amortization of program rights	18,622	18,712
Depreciation and amortization	13,810	14,052
Insurance settlement	—	(11,549)
Corporate, general and administrative expenses	8,879	8,716
Operating (loss) income	(1,607)	30,994
Interest expense	9,805	12,883
Interest income	—	(19)
Interest expense, net — Capital Trust	—	2,438
Income (loss) before income taxes and equity earnings	(11,412)	15,692
Income tax (benefit) expense	(2,782)	4,290
Equity in loss of affiliates, net of tax	685	1,362
Net (loss) income	$(9,315)	$10,040

(Loss) income per common share — basic	$(0.10)	$0.11
Number of common shares used in the calculation	93,739	93,509

(Loss) income per common share — diluted	$(0.10)	$0.11
Number of common shares used in the calculation	93,739	94,120

Dividends per common share declared	$—	$0.07

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Operating Activities
Net (loss) income	$(9,315)	$10,040
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	12,322	12,564
Amortization of intangible assets	1,488	1,488
Amortization of deferred financing costs	207	219
Amortization of program rights	18,622	18,712
Deferred income taxes	(2,596)	1,291
Equity in loss of affiliates, net	685	1,362
Provision for doubtful accounts	516	415
Stock-based compensation expense	1,375	2,083
Insurance settlement	—	(11,549)
Business interruption insurance proceeds	—	8,659
Non-cash gain on Nextel equipment exchange	(1,329)	—
Program payments	(18,772)	(18,189)
Changes in operating assets and liabilities:
Decrease in Accounts receivable	14,047	31,695
(Increase) decrease in Other assets	(886)	745
(Decrease) in Accounts payable and accrued liabilities	(18,771)	(16,172)
Increase (decrease) in Other liabilities	543	644
Net cash (used in) provided by operating activities	(1,864)	44,007

Investing Activities
Purchases of property, plant and equipment, net	(3,694)	(7,190)
Property loss insurance proceeds	—	2,890
Net cash used in investing activities	(3,694)	(4,300)

Financing Activities
Payments on credit facility	—	(27,000)
Borrowings on credit facility	13,000	—
Dividends paid on common stock	(6,585)	(6,569)
Series A Common Stock repurchases	—	(1,091)
Principal payments and repurchase of long term debt	—	(12)
Proceeds from employee stock purchase plan and stock option exercises	448	1,735
Net cash provided by (used in) financing activities	6,863	(32,937)

Increase in cash and cash equivalents	1,305	6,770
Cash and cash equivalents at beginning of period	7,044	5,964
Cash and cash equivalents at end of period	$8,349	$12,734

See notes to condensed consolidated financial statements.

HEARST-ARGYLE TELEVISION, INC.

Condensed Consolidated Statements of Cash Flows

(continued)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands)
Supplemental Cash Flow Information:
Cash paid during the period for:
Interest	$6,932	$8,731
Interest on Note payable to Capital Trust	$—	$2,438
Taxes, net of refunds	$661	$5,501
Non-cash investing and financing activities:
Accrued property, plant & equipment purchases	$241	$736

See notes to condensed consolidated financial statements.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

1.    Basis of Presentation

The condensed consolidated financial statements include the accounts of Hearst-Argyle Television, Inc. and its wholly-owned subsidiaries (the “Company” or “we” or “us” or “our”), except for the Company’s wholly-owned subsidiary trust (the “Capital Trust”), which was required to be deconsolidated upon adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46(R)”). Intercompany accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the Company’s consolidated financial statements included in the Annual Report on our Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are normal and recurring in nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year.

2.    Recent Developments

On March 25, 2009, Hearst Broadcasting, Inc. (“Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”), announced its intentions to launch a tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own for $4.00 per share (the “Offer”).  On March 26, 2009, our Board of Directors appointed a special committee of directors unaffiliated with Hearst (the “Special Committee”) to consider the Offer and make a recommendation to the Company’s shareholders, other than Hearst.  The Special Committee has engaged outside legal counsel and an independent financial advisor to advise it with respect to the Offer.  On April 27, 2009, Hearst announced that it intended to increase the tender offer price to $4.50 per share.  The Company recognized nominal expenses related to the Offer for the three months ended March 31, 2009.  In connection with the March 25, 2009 announcement, several lawsuits have been filed.  See further detail in Note 12.

As of July 1, 2008, the Company files federal and certain state income tax returns as part of Broadcasting’s consolidated returns. The Company continues to file separate income tax returns in states where a consolidated return is not permitted.  For the period commencing after July 1, 2008, the provision for income taxes in the Company’s consolidated financial statements has been determined on a separate return basis, as if we were filing as a stand alone entity. However, if Broadcasting is able to utilize a tax asset generated by the Company, which the Company would not otherwise be able to use on a separate return basis, Broadcasting will pay the Company 50% of that benefit. Federal income taxes currently payable will be paid to Broadcasting.

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

 In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  During the first quarter of 2009, we recorded $1.3 million of gains which primarily represents the difference between the fair market value of the equipment we received and the book value of the analog equipment we exchanged in two of our markets.  No markets were transitioned during the first quarter of 2008.  The gain is reflected as an offset to Salaries, benefits and other operating costs. As the equipment is exchanged in our remaining markets, we expect to record additional gains.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

3.   Accounting Pronouncements

In March 2009, the FASB released proposed Statement of Financial Accounting Standards (“SFAS”) 157-e, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“SFAS 157-e”).  This proposal provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements (“SFAS 157”).  SFAS 157-e is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not expect the adoption of SFAS 157-e to have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2009, the FASB released Proposed Staff Position SFAS 107-b and Accounting Principles Board (“APB”) Opinion No. 28-a, Interim Disclosures about Fair Value of Financial Instruments (“SFAS 107-b and APB 28-a”).  This proposal amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  The proposal also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.  This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company’s disclosures.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, which deferred the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material impact on the Company’s financial position, cash flows or results of operations.

4.    Stock-Based Compensation

Stock-based compensation expense for each of the three months ended March 31, 2009 and 2008 was $1.4 and $2.1 million, respectively. The total deferred tax benefit related thereto was $0.2 million for the three months ended March 31, 2009 and $0.8 million for the three months ended March 31, 2008.  As of March 31, 2009, there was $7.6 million of total unrecognized compensation cost related to unvested share-based compensation awards granted under the Company’s equity compensation plans, which does not include the effect of future grants of equity compensation, if any. Of the total $7.6 million, we expect to recognize approximately 55% in the remaining interim periods of 2009, 38% in 2010 and 7% in 2011.

5.    Long-Term Debt

Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Revolving credit facility	$342,000	$329,000
Senior notes	282,110	282,110
Private placement debt	180,000	180,000
Total debt	804,110	791,110
Less: Current maturities	(90,000)	(90,000)

Total long-term debt	$714,110	$701,110

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Credit Facility

In November 2006, we increased our five-year unsecured revolving credit facility to $500 million. The credit facility, which matures on April 15, 2010, can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $342.0 million under the credit facility as of March 31, 2009.

Senior Notes

At March 31, 2009, the Senior Notes, which are unsecured obligations, consisted of $166.0 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027.  The Senior Notes were initially issued in November 1997 and January 1998 in aggregate principal amounts of $200.0 million and $175.0 million, respectively.

Private Placement Debt

At March 31 2009, the Private Placement Debt consists of $180.0 million in senior, unsecured notes, which bear interest at 7.18% per year.  The third of five mandatory $90.0 million annual payment installments was made on December 15, 2008.  The fourth and fifth mandatory $90.0 million payments will be made on December 15, 2009 and December 15, 2010, respectively.  The Private Placement Debt was initially issued in an aggregate principal amount of $450.0 million in connection with the January 1999 acquisition of KCRA-TV (Sacramento).

Debt Covenants and Restrictions

The Company’s debt obligations contain certain financial and other covenants and restrictions on the Company.  None of these covenants or restrictions includes any triggers explicitly tied to the Company’s credit ratings or stock price.  Pursuant to our revolving credit facility and Private Placement Debt agreements we must maintain minimum interest coverage and a minimum consolidated net worth and cannot exceed a maximum leverage ratio.   These covenants are tested on a quarterly basis.  The Company is in compliance with all such covenants and restrictions as of March 31, 2009.  However, technical covenant compliance in the future could be negatively impacted if volatility in the U.S. credit markets persists and/or economic and industry conditions continue to deteriorate or do not improve.  A covenant default, if not cured by amendment, waiver or corrective action by the Company within the permitted time period, could result in the acceleration of outstanding amounts under our debt instruments.

6.    Earnings Per Share

The calculation of basic earnings per share (“EPS”) for each period is based on the weighted average number of common shares outstanding during the period. The calculation of dilutive EPS for each period is based on the weighted average number of common shares outstanding during the period, including restricted stock issued to date, plus the effect, if any, from the assumed exercise of stock options and conversion of Redeemable Convertible Preferred Securities related to the Capital Trust. The following table sets forth a reconciliation between basic EPS and diluted EPS, in accordance with SFAS No. 128, Earnings Per Share:

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

	Three months ended March 31,
	2009	2008
	(Unaudited)
Net income (Basic and Diluted)	$(9,315)	$10,040

Basic shares	93,739	93,509
Basic EPS	$(0.10)	$0.11

Diluted shares	93,739	94,120
Diluted EPS	$(0.10)	$0.11

Basic shares	93,739	93,509
Add: Shares issued upon assumed exercise of stock options	—	611
Diluted shares	93,739	94,120

For the three month period ended March 31, 2008, the Company was required to perform a dilution test on the Convertible Preferred Securities issued by the Capital Trust (which were redeemed in full in June 2008).  This test considers only the total number of shares that could be issued if converted and does not consider either the conversion price or the share price of the underlying common shares. For the three months ended March 31, 2008, 5,127,881 shares of Series A Common Stock to be issued upon the conversion of 2,600,000 shares of Series B 7.5% Redeemable Convertible Preferred Securities are not included in the number of common shares used in the calculation of diluted EPS because to do so would have been anti-dilutive. When the securities related to the Capital Trust are dilutive, the interest, net of tax, related to the Capital Trust is added back to Net income for purposes of the diluted EPS calculation.

Options to purchase 6,946,216 and 5,028,134 shares of Series A Common Stock (before application of the treasury stock method), for the three months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted EPS because the exercise price was greater than the average market price of $2.69 and $21.25, respectively.  Restricted stock totaling 414,012 shares were not included in the computation of diluted EPS as of March 31, 2009 because the effect would have been anti-dilutive due to the Company’s net loss.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

7.    Goodwill and Intangible Assets

	March 31, 2009	December 31, 2008
	(Unaudited)
Total intangible assets subject to amortization, net	$92,641	$94,129
Intangible assets not subject to amortization — FCC licenses	1,487,186	1,487,186
Total intangible assets, net	$1,579,827	$1,581,315

Goodwill	$789,526	$789,526

Summarized below are the carrying values of intangible assets subject to amortization as of March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	(Unaudited)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject to amortization:
Advertiser client base	$124,035	$82,675	$41,360	$124,035	$81,790	$42,245
Network affiliations	95,493	44,257	51,236	95,493	43,659	51,834
Other	743	698	45	743	693	50
Total intangible assets subject to amortization	$220,271	$127,630	$92,641	$220,271	$126,142	$94,129

The Company’s amortization expense for intangible assets was approximately $1.5 million for each of the three months ended March 31, 2009 and 2008.  Annual intangible asset amortization expense is estimated to be approximately $6.0 million in each of the next five years.

8.    Income Taxes

For the three months ended March 31, 2009, the Company recognized an income tax benefit of $2.8 million compared to income tax expense of $4.3 million for the three months ended March 31, 2008.

The effective tax rate for the three months ended March 31, 2009 was 24.4% as compared to 27.3% for the three months ended March 31, 2008.  The effective tax rate for the first quarter of 2009 was impacted by certain changes in state tax laws that required the re-measurement of the Company’s deferred tax liabilities.  The effective tax rate for the first quarter of 2008 was favorably impacted by the reduction in capital loss valuation allowance as a result of the utilization of the Company’s capital loss carry forwards to offset a portion of the insurance settlement gain recorded during the quarter. In the first quarter of 2008, we utilized $2.5 million (tax effected) of the other capital loss carry forwards which would have expired.

9.    Common Stock

Common Stock Repurchase

In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock. Such repurchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. During the three months ended March 31, 2009, the Company did not repurchase any shares. Between May 1998 and March 31, 2009, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.2 million and

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

an average price of $24.54.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

In August 2008, Hearst and Broadcasting completed their authorization to purchase up to eight million shares of our Series A Common Stock.  Hearst authorized these purchases in December 2007 in order to increase its ownership percentage to approximately 82% to permit us to be consolidated with Hearst for federal income tax purposes.  Previously, Hearst had authorized the purchase of up to 25 million shares of our Series A Common Stock.  Between May 1998 (the date of Hearst’s first purchase authorization) and March 31, 2009, under these purchase authorizations Hearst purchased approximately 31.1 million shares of the Company’s Series A Common Stock.

 As of March 31, 2009 and December 31, 2008, Hearst owned approximately 82% of the Company’s outstanding common stock.

Common Stock Dividends

On February 24, 2009, the Company’s Board of Directors suspended payment of the Company’s dividend.  We do not currently know when, or if, dividends will be declared by the Board in the future.

10.    Related Party Transactions

Hearst.    As of March 31, 2009, Hearst owned approximately 67.1% of our Series A Common Stock and 100% of our Series B Common Stock, representing in the aggregate approximately 82% of both the economic interest and outstanding voting power of our common stock, except with regard to the election of directors.  With regard to the election of directors, Hearst’s ownership of our Series B Common Stock entitles Hearst to elect 11 of 13 members of our Board of Directors. During the three months ended March 31, 2009 and 2008, we were engaged in the following transactions with Hearst or parties related to Hearst:

•                  Tax Sharing Agreement.  On October 30, 2008, the Company entered into a Tax Sharing Agreement with Hearst as a result of the July 1, 2008 tax consolidation.  The agreement specifies the method of determining the amounts owed and timing of payments resulting from the consolidation, as well as providing for tax preparation and related services by Hearst to the Company.

•                  Hearst Tower Lease.   On May 5, 2006 the Company entered into a Lease Agreement with Hearst to lease one floor of the Hearst Tower in Manhattan for our corporate offices. For the three months ended March 31, 2009 and 2008, we recorded $0.5 million and $0.4, respectively, in rent expense, net of a portion of the $1.9 million tenant improvement allowance, which the Company is amortizing over the lease term.

•                  Management Agreement.  The Company recorded revenue of approximately $0.5 million and $1.1 million in the three months ended March 31, 2009 and 2008, respectively, relating to a management agreement with Hearst (the “Management Agreement”). Pursuant to the Management Agreement, the Company provides certain sales, news, programming, legal, financial, engineering and accounting management services for certain Hearst-owned television and radio stations. Certain employees of these managed stations are also participants in the Company’s equity compensation plans. The Company believes the terms of the Management Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

•                  Services Agreement.  The Company incurred expenses of approximately $1.8 and $1.7 million in the three months ended March 31, 2009 and 2008, respectively, relating to a services agreement with Hearst (the “Services Agreement”). Pursuant to the Services Agreement, Hearst provides the Company certain administrative services such as accounting, auditing, financial, legal, insurance, data processing, and employee benefits administration. The Company believes the terms of the Services Agreement are reasonable to both parties; however, there can be no assurance that more favorable terms would not be available from third parties.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

•                  Interest Expense, Net — Capital Trust.  The Company incurred interest expense, net, related to the Subordinated Debentures issued to its wholly-owned unconsolidated subsidiary, the Capital Trust, of $2.4 million for the three months ended March 31, 2008.  The Capital Trust then paid comparable amounts to its Redeemable Convertible Preferred Securities holders, including Hearst, which received $0.5 million during the three months ended March 31, 2008.  In June 2008 the Company redeemed the Subordinated Debentures and Redeemable Convertible Preferred Securities in full and the Capital Trust has since been dissolved.

•                  Dividends on Common Stock.  During the three months ended March 31, 2009, the Company paid the following dividend to Hearst, which was declared in December 2008:

Dividend Amount	Payment Date	Total Dividend	Hearst Portion
$0.07	January 15, 2009	$6,585	$5,376

On February 24, 2009, the Company’s Board of Directors suspended payment of the dividend.  We do not currently know when, or if, dividends will be declared by our Board in the future.

•                  Radio Facilities Lease.  Pursuant to a lease agreement, Hearst paid the Company approximately $0.2 million for each of the three months ended March 31, 2009 and 2008. Under this agreement, Hearst leases from the Company premises for WBAL-AM and WIYY-FM, Hearst’s Baltimore, Maryland radio stations.

•                  Lifetime Entertainment Services.  The Company has agreements with Lifetime Entertainment Services (“Lifetime”), an entity owned 50% by an affiliate of Hearst and 50% by The Walt Disney Company, whereby for certain periods of time (i) the Company has assisted  Lifetime in securing distribution and subscribers for the Lifetime Television, Lifetime Movie Network and/or Lifetime Real Women programming services; and (ii) Lifetime has acted as the Company’s agent with respect to the negotiation of certain of the Company’s agreements with cable, satellite and certain other multi-channel video programming distributors.  Amounts payable to the Company by Lifetime depend on the specific terms of these agreements and may be fixed or variable. The Company recorded revenue from the agreements of $9.4 million and $5.5 million in the three months ended March 31, 2009 and 2008, respectively.

•                  Wide Orbit, Inc.  In November 2004, the Company entered into an agreement to license from Wide Orbit, Inc. (“Wide Orbit”) traffic sales and billing solutions software. Hearst owns approximately 7.3% of Wide Orbit. For the three months ended March 31, 2009 and 2008, the Company paid Wide Orbit approximately $0.5 million, under the agreement.

•                  New England Cable News.  One of the Company’s executive officers, David J. Barrett, serves as Hearst’s representative on the management board of New England Cable News, a regional cable channel, jointly owned by Hearst Cable News, Inc., an indirect wholly-owned subsidiary of Hearst, and Comcast MO Cable News, Inc. (“NECN”).  Hearst pays $2,000 per month to the Company as compensation for his service.  In addition, two of our television stations, WPTZ/WNNE and WMTW, provide office space to certain of NECN’s reporters in exchange for news gathering services.

•                  Other Transactions with Hearst.    In the three months ended March 31, 2009 and 2008, the Company recorded immaterial net revenue relating to advertising sales from Hearst.

Internet Broadcasting Systems, Inc.    As of March 31, 2009, the Company owned 37.6% of Internet Broadcasting Systems, Inc. (“Internet Broadcasting”) on a fully diluted basis.   The Company also has various agreements pursuant to which the Company paid Internet Broadcasting $3.9 million and $2.9 million during the three months ended March 31, 2009 and 2008, respectively. In addition, Internet Broadcasting hosts the Company’s corporate website for a nominal amount.  Harry T. Hawks and Roger Keating, two of the Company’s executive officers, serve on the Board of Directors of Internet Broadcasting, from which they do not receive compensation for their Board service.

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

Small Business Television.   The Company utilizes services of Small Business Television and related companies (“SBTV”) to provide television stations with additional revenue through the marketing and sale of commercial time to smaller businesses that do not traditionally use television advertising due to cost concerns. In the three-month period ended March 31, 2009 and 2008, these sales generated revenue of approximately $0.2 million, of which approximately $0.1 million was distributed to the Company.  Dean Conomikes, the owner of SBTV, is the son of John G. Conomikes, a member of the Company’s Board of Directors.

RDE.  As of March 31, 2009, the Company owned 23.9% of Ripe Digital Entertainment, Inc. (“RDE”).  In the three-month periods ended March 31, 2009 and 2008, the Company earned immaterial rental income from RDE for office space in the Company’s former corporate headquarters.  Harry Hawks, one of the Company’s executive officers, serves on the Board of Directors of RDE, from which he does not receive compensation for his Board service.

Other.   In the ordinary course of business, the Company enters into transactions with related parties, none of which were significant to the Company’s financial results in the three months ended March 31, 2009 and 2008.

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

Net Periodic Pension and Post-Retirement Benefit Cost

The following schedule presents net periodic pension cost for the Company’s Pension Plans in the three months ended March 31, 2009 and 2008:

	Pension Benefits
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Service cost	$2,705	$2,598
Interest cost	3,327	2,972
Expected return on plan assets	(3,339)	(3,248)
Amortization of prior service cost	58	106
Amortization of net loss	604	419
Net periodic pension cost	$3,355	$2,847

Hearst-Argyle Television, Inc.

Notes to Condensed Consolidated Financial Statements

Tabular amounts in thousands, except per share data

The following schedule presents net periodic benefit cost for the Company’s other post-retirement benefit plans in the three months ended March 31, 2009 and 2008:

	Post-Retirement Benefits
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Service cost	$18	$20
Interest cost	95	98
Amortization of prior service cost	(23)	(23)
Amortization of initial net obligation	—	—
Amortization of net loss	41	44
Net periodic benefit cost	$131	$139

Contributions

During the three months ended March 31, 2009, we contributed $0.9 million to our Pension Plans and we contributed approximately $0.1 million to our Post-Retirement Benefit Plans.   During the three months ended March 31, 2008, we did not make any contributions to our Pension Plans or our Post-Retirement Benefit Plans.  During the year ending December 31, 2009, the Company expects to contribute approximately $4.9 million to the Pension Plans and approximately $0.4 million to the post-retirement benefit plans.

12.    Other Commitments and Contingencies

Legal Matters

Six putative class actions have been filed in response to Hearst’s March 25, 2009, announcement that it intended to launch a cash tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own for $4.00 per share (the “Offer”).  Four of the suits were filed in New York State Supreme Court: Schwartz v. Hearst-Argyle Television, Inc., et al., Index No. 600926/2009 (filed on March 25, 2009); Kahn v. Hearst-Argyle Television, Inc., et al., Index No. 650163/2009 (filed on March 25, 2009); Blizinsky v. Hearst-Argyle Television, Inc. et al., Index No. 650178/2009 (filed on March 31, 2009); and Sullivan v. Bennack, et al., Index No. 601101/2009 (filed on April 10, 2009).  Two of the suits were filed in the Delaware Court of Chancery: Stationary Engineers Local 39 Pension Plan v. Hearst-Argyle Television, Inc., et al., Case No. 4459-VCN; and Kupfer v. Barrett, et al., Case No. 4460-VCN, on March 27, 2009 (both filed on March 27, 2009). The Delaware suits were consolidated by court order on April 20, 2009, under the caption In re Hearst-Argyle Television, Inc. Shareholders Litigation, Case No. 4459-VCN.

The complaints named the Company and members of its Board of Directors, as well as Hearst and certain of its affiliates, as defendants and alleged, among other things, that the proposed offer price was inadequate and unfair to the Company’s shareholders and purported to state claims for, among other things, breach of fiduciary duty in connection with the proposed offer.  The complaints sought orders enjoining the consummation of the proposed offer, compensatory damages, attorneys’ fees and expenses, and other equitable relief.

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

•                  Ability of Hearst to commence and complete the Offer, the terms and conditions on which the proposed Offer is made and developments regarding the proposed Offer;

•                  Impact of the announcement of the proposed Offer on our business generally, including relationships with customers, suppliers and employees;

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

For a discussion of additional risk factors that are particular to our business, please refer to the Risk Factors section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”), as well as the risk factors included in Part II, Item 1A. of this report.  These and other matters we discuss in this report, or in the documents we incorporate by reference into this report, may cause actual results to differ from those we describe. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

Hearst-Argyle Television, Inc. and its subsidiaries (hereafter “we” or the “Company”) own and operate 26 network-affiliated television stations.  Additionally, we provide management services to two network-affiliated stations, one independent television station and two radio stations owned by The Hearst Corporation (“Hearst”) in exchange for management fees.  We seek to attract our television audience by providing compelling content on multiple media

platforms.   We provide leading local news programming and popular network and syndicated programs at each of our television stations, 20 of which are in the top 50 U.S. television markets.  We also own 39 websites and currently multicast digital channels in addition to their main digital channel at 24 of our stations, which feature 24-hour weather and entertainment programming.  We stream a portion of our television programming, including our news and weather forecasts, and we publish community information, user-generated content and entertainment content on our stations’ websites.  We also have a companion mobile (“WAP”) site for 25 of our markets.  We believe that aligning our content offerings with audience media consumption patterns in this manner ultimately benefits our advertisers.  Our advertisers benefit from a variety of marketing opportunities, including traditional spot campaigns, community events and sponsorships at our television stations, as well as on our stations’ Internet and/or mobile websites, enabling them to reach our audience in multiple ways.

Events and Other Factors Occurring During the Quarter

•                  The United States and global economies are currently in a recession and undergoing a period of economic uncertainty, and the related capital markets are experiencing significant disruption.   In certain of the local markets in which our stations operate there has been a weakening in the economic climate due to the housing market slump, subprime mortgage issues and tightening of credit markets resulting in pressure on employment, retail sales and consumer confidence.  The resulting economic recession has impacted the automotive industry, which historically has been our largest advertising category, particularly hard.  In addition to the weakness in automotive, financial, retail, furniture, movies, health services and consumer packaged goods advertising categories were also impacted in the first quarter of 2009.  We have responded to this weakness in advertising with cost cutting efforts throughout the Company.

•                  On March 25, 2009, Hearst Broadcasting, Inc. (“Broadcasting”), an indirect wholly-owned subsidiary of The Hearst Corporation (“Hearst”), announced its intentions to launch a tender offer to acquire the outstanding shares of the Company’s Series A Common Stock that it did not already own for $4.00 per share (the “Offer”).  On March 26, 2009, our Board of Directors appointed a special committee of directors unaffiliated with Hearst (the “Special Committee”) to consider the Offer and make a recommendation to the Company’s shareholders, other than Hearst.  The Special Committee has engaged outside legal counsel and an independent financial advisor to advise it with respect to the Offer.  On April 27, Hearst announced that it intended to increase the tender offer price to $4.50 per share.  The Company recognized nominal expenses related to the Offer for the three months ended March 31, 2009.  Total payments to outside advisors related to the offer could be approximately $4.0 million.  In connection with the announcement, several lawsuits have been filed.  See further detail in the Legal Proceeding Section in Part II. Item 1 of this report.

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

Economic and Industry Trends

•                  The duration of the economic recession is unknown at this time, as is the ongoing effect on certain local market economies.  Our operating results may continue to be negatively impacted throughout the duration of the recession.  Were our results to continue to be negatively impacted there is no assurance that we would be able to maintain technical covenant compliance over the next 12 months without further corrective action by the Company or by amendment or replacement of certain existing agreements.

•                  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (“1992 Cable Act”) and the FCC’s “must carry” regulations, cable operators are generally required to devote up to one-third of their activated channel capacity to the carriage of the analog signal of local commercial television stations.  On a cable system-by-cable system basis, a local television broadcast station must choose once every three years whether to waive the right to mandatory, but uncompensated, carriage and, instead, to negotiate a grant of retransmission consent.  For the period from January 1, 2009 to December 31, 2011, we have opted to negotiate retransmission consent with most of the cable systems that carry our stations.  During 2008, we concluded retransmission consent agreements with a majority of our cable systems as measured by subscriber base.  Executed agreements have led to an increase in retransmission revenues in 2009.

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

•                  In 2006 Sprint Nextel Corporation (“Nextel”) was granted the right from the FCC to claim from broadcasters in each market across the country the 1.9 GHz spectrum to use for an emergency communications system.  In order to reclaim this signal, Nextel must replace all analog equipment currently using this spectrum with digital equipment.  All broadcasters have agreed to use the digital substitute that Nextel will provide.  The transition will be completed on a market-by-market basis.  During the three months ended March 31, 2009, we recorded $1.3 million of gains which primarily represents the difference between the fair market value of the equipment we received and the book value of the analog equipment we exchanged in two of our markets.  The gain is reflected as an offset to Salaries, benefits and other operating costs.  As the equipment is exchanged in our remaining markets, we expect to record additional gains.

•                  The Federal Communications Commission (“FCC”) has permitted broadcast television station licensees to use their digital spectrum for a wide variety of services such as high-definition television programming, audio, data and other types of communication, subject to the requirement that each broadcaster provide at least one free video channel equal in quality to the current analog channel.  We currently have multicast channels broadcasting weather programs, an additional network affiliation and movie channels.  Numerous other multicast opportunities are being reviewed.  We have also affiliated with the Open Mobile Video Coalition, which contemplates launching a mobile video service using a portion of available digital spectrum. We continue to explore alternative uses of our digital spectrum.

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

•                  Compensation from networks to their affiliates in exchange for broadcasting of network programming has been sharply reduced in recent years and is expected to be eliminated in the future.  Our affiliation agreements with ABC and NBC expire on December 31, 2009.  We will be negotiating renewal agreements during 2009, and renewal terms are not presently known.

Results of Operations

Results of operations for the three months ended March 31, 2009 and 2008 include the results of our 26 television stations, which were owned for the entire period presented, and the management fees derived by the three television and two radio stations managed by us for the entire period presented.

Three Months Ended March 31, 2009

Compared to Three Months Ended March 31, 2008

	For the three months ended March 31,
	2009	2008	$ Change	% Change
	(In thousands)
Total revenue	$133,841	$165,053	$(31,212)	-18.9%
Station operating expenses:
Salaries, benefits and other operating costs	94,137	104,128	$(9,991)	-9.6%
Amortization of program rights	18,622	18,712	$(90)	-0.5%
Depreciation and amortization	13,810	14,052	$(242)	-1.7%
Insurance settlement	—	(11,549)	$11,549	-100.0%
Corporate, general and administrative expenses	8,879	8,716	$163	1.9%
Operating income	(1,607)	30,994	$(32,601)	-105.2%

Interest expense	9,805	12,883	$(3,078)	-23.9%
Interest income	—	(19)	$19	-100.0%
Interest expense, net — Capital Trust	—	2,438	$(2,438)	-100.0%
Income before income taxes and equity earnings	(11,412)	15,692	$(27,104)	-172.7%

Income tax expense	(2,782)	4,290	$(7,072)	-164.8%
Equity in loss (income) of affiliates, net of tax	685	1,362	$(677)	-49.7%
Net income	$(9,315)	$10,040	$(19,355)	-192.8%

Total revenue. Total revenue includes:
(i)	cash advertising revenue, net of agency and national representatives’ commissions;
(ii)	retransmission consent revenue;
(iii)	net digital media revenue, which includes primarily Internet advertising revenue and, to a lesser extent, revenue from advertising on multicast channels;
(iv)	network compensation; and
(v)	other revenue, primarily barter and trade revenue and management fees earned from Hearst.

	For the three months ended March 31,
	2009	2008	$ Change	% Change
	(In thousands)
Net local and national ad revenue (excluding political)	$106,755	$132,877	$(26,122)	-19.7%
Net political revenue	756	9,602	(8,846)	-92.1%
Retransmission consent revenue	12,416	6,276	6,140	97.8%
Barter and trade revenue	5,566	6,247	(681)	-10.9%
Net digital media revenue	4,036	4,892	(856)	-17.5%
Network compensation	1,525	2,176	(651)	-29.9%
Other revenue	2,787	2,983	(196)	-6.6%
Total revenue	$133,841	$165,053	$(31,212)	-18.9%

Total revenue in the three months ended March 31, 2009 was $133.8 million as compared to $165.1 million in the three months ended March 31, 2008, a decrease of $31.2 million or 18.9%. This decrease was primarily attributable to the following factors:

(i)

a $26.1 million decrease in net non-political local and national advertising due to the economic downturn impacting our largest markets, which resulted in declines in the automotive, financial, retail, furniture, movies, health services and consumer packaged goods categories;

(ii)	an $8.8 million decrease in net political revenues;
(iii)	an $0.9 million decrease in net digital media revenues; partially offset by
(iv)	a $6.1 million increase in retransmission consent revenue related to the renegotiated retransmission agreements.

Salaries, benefits and other operating costs.    During the three months ended March 31, 2009, salaries, benefits and other operating costs (“SB&O”) were $94.1 million, as compared to $104.1 million in the three months ended March 31, 2008, a decrease of $9.9 million or 9.6%.  This decrease was primarily due to:

(i)	a decrease of $3.0 million in payroll expenses, primarily related to a decrease in news personnel in a non- election year and cost cutting efforts;
(ii)	$1.3 million in gains recognized as a result of the Nextel equipment exchange;
(iii)	a decrease of $1.1 million in news expense related to reduced demands in an off-election and non-Olympic year; and
(iv)	general cost cutting efforts.

Amortization of program rights.  Amortization of program rights was relatively flat at $18.6 million in the three months ended March 31, 2009, as compared to $18.7 million in the three months ended March 31, 2008.

Depreciation and amortization.   Depreciation and amortization expense was $13.8 million in the three months ended March 31, 2009, as compared to $14.1 million in the three months ended March 31, 2008, a decrease of $0.2 million or 1.7%. Depreciation expense was $12.3 million in the three months ended March 31, 2009, as compared to $12.6 million in the three months ended March 31, 2007, a decrease of 2.4%.

Insurance settlement.  As described above, in the three months ended March 31, 2008, the Company recognized an $11.5 million insurance settlement resulting from Hurricane Katrina as an offset to Station operating expenses.

Corporate, general and administrative expenses.    Corporate, general and administrative expenses were $8.9 million in the three months ended March 31, 2009, as compared to $8.7 million in the three months ended March 31, 2008, an increase of $0.2 million or 1.9%.   This increase was primarily due to increased professional expenses.

Interest expense.  Interest expense was $9.8 million in the three months ended March 31, 2009, as compared to $12.9 million in the three months ended March 31, 2008, a decrease of $3.1 million or 23.9%, due to lower interest rates.

Income tax expense.    We recorded income tax benefit of $2.8 million in the three months ended March 31, 2009, as compared to an expense of $4.3 million in the three months ended March 31, 2008, a decrease of $7.1 million.  This decrease was primarily due to a decrease in income before income taxes from $15.7 million in the three months ended March 31, 2008 to a loss of $11.4 million in the three months ended March 31, 2009 offset in part by the impact of certain state tax laws enacted during the first quarter of 2009.

 The effective tax rate for the three months ended March 31, 2009 was 24.4% as compared to 27.3% for the three months ended March 31, 2008.  For the three months ended March 31, 2009, the effective tax rate was primarily affected by certain changes in state tax laws that required the re-measurement of our deferred tax liabilities.

Equity in loss of affiliates, net of tax.  Equity in loss of affiliates, net of tax, was a loss of $0.7 million for the three months ended March 31, 2009, as compared to a loss of $1.4 million for the three months ended March 31, 2008.

Net income.    Net loss was $9.3 million in the three months ended March 31, 2009, as compared to an income of $10.0 million in the three months ended March 31, 2008, a decrease of $19.4 million.  This decrease was primarily due to the items described above.

Liquidity and Capital Resources

As of March 31, 2009, the Company’s cash and cash equivalents balance was $8.3 million, as compared to $7.0 million as of December 31, 2008.  The net increase in cash and cash equivalents of $1.3 million during the three months ended March 31, 2009 was due to the factors described below under Operating Activities, Investing Activities, and Financing Activities.

	Three months ended March 31,
	2009	2008	$ Change	% Change
	(In thousands)
Net cash (used in) provided by operating activities	$(1,864)	$44,007	$(45,871)	-104.2%
Net cash used in investing activities	$(3,694)	$(4,300)	$606	14.1%
Net cash provided by (used in) financing activities	$6,863	$(32,937)	$39,800	120.8%

Cash paid for:
Interest	$6,932	$8,731	$(1,799)	-20.6%
Interest on Note payable to Capital Trust	$—	$2,438	$(2,438)	-100.0%
Taxes, net of refunds	$661	$5,501	$(4,840)	-88.0%
Purchase of property, plant and equipment, net	$3,694	$7,190	$(3,496)	-48.6%
Dividends paid on common stock	$6,585	$6,569	$16	0.2%
Series A Common Stock repurchases	$—	$1,091	$(1,091)	-100.0%

Operating Activities

Net cash used in operating activities was $1.9 million in the three months ended March 31, 2009, as compared to net cash provided by operating activities of $44.0 million in the three months ended March 31, 2008, a decrease of $45.9 million. This decrease was primarily due to:

(i)	a $19.4 million decrease in net income;
(ii)	the receipt of $8.7 million of insurance proceeds for business interruption and to recover the incremental expenses incurred due to Hurricane Katrina in 2008; and
(iii)

lower levels of cash generated by accounts receivable in 2009 attributable to lower revenues and a higher portion of fourth quarter 2008 revenues derived from political advertising, which is typically paid in cash in advance.

Investing Activities

Net cash used in investing activities was $3.7 million in the three months ended March 31, 2009, as compared to $4.3 million in the three months ended March 31, 2008.  This change was primarily due to:

(i)	a decrease in capital expenditures to $3.7 million in the first three months of 2009 from $7.2 million in the three months ended March 31, 2008; and
(ii)	the receipt of $2.9 million of insurance proceeds on property losses resulting from Hurricane Katrina in the first quarter of 2008.

Financing Activities

Net cash provided by financing activities was $6.9 million in the three months ended March 31, 2009, as compared to net cash used in financing activities of $32.9 million in the three months ended March 31, 2008. This change was primarily due to:

(i)             repayment of $27.0 million on our credit facility in the first quarter of  2008; and

(ii)   borrowings of $13.0 million on our credit facility in the first quarter of 2009.

Credit Facility and Other Long Term Debt

As of March 31, 2009, our total long-term debt obligations including the credit facility were $804.1 million. Our current debt maturities totaled $90.0 million of that amount.

	March 31, 2009	December 31, 2008
	(Unaudited)
Revolving credit facility	$342,000	$329,000
Senior notes	282,110	282,110
Private placement debt	180,000	180,000
Total debt	804,110	791,110
Less: Current maturities	(90,000)	(90,000)

Total long-term debt	$714,110	$701,110

The Company has a $500 million five-year unsecured revolving credit facility, which matures on April 15, 2010. The credit facility can be used for general corporate purposes including working capital, investments, acquisitions, debt repayment and dividend payments.  Outstanding principal balances under the credit facility bear interest at our option at LIBOR or the alternate base rate (“ABR”), plus the applicable margin.  The applicable margin for ABR loans is zero.  The applicable margin for LIBOR loans varies between 0.50% and 1.00% depending on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement (the “Leverage Ratio”).  The ABR is the greater of (i) the prime rate or (ii) the Federal Funds Effective Rate in effect plus 0.5%.  We are required to pay a commitment fee based on the unused portion of the credit facility.  The commitment fee ranges from 0.15% to 0.25% depending on our Leverage Ratio.  The credit facility is a general unsecured obligation of the Company.  We have borrowed $342.0 million under the credit facility as of March 31, 2009.

The Senior Notes, which are unsecured obligations, consist of $166.0 million principal amount of 7.0% senior notes due 2018 and $116.1 million principal amount of 7.5% senior notes due 2027.  The Senior Notes were initially issued in November 1997 and January 1998 in aggregate principal amounts of $200.0 million and $175.0 million, respectively.

The Private Placement Debt consists of $180.0 million in senior, unsecured notes, which bear interest at 7.18% per year.  The third of five mandatory $90.0 million annual payment installments was made on December 15, 2008.  The fourth mandatory $90 million payment is due December 15, 2009 and the fifth and final mandatory $90 million payment is due December 15, 2010.  These long-term debt obligations bear interest at a fixed rate.  The Private Placement Debt was initially issued in an aggregate principal amount of $450.0 million in connection with the January 1999 acquisition of KCRA-TV (Sacramento).

Our debt obligations contain certain financial and other covenants and restrictions on the Company.  Certain of the financial covenants include credit ratios such as leverage and interest coverage, and threshold tests such as consolidated net worth, but such covenants do not include any triggers explicitly tied to the Company’s credit ratings or stock price.  We are in compliance with all such covenants and restrictions as of March 31, 2009.  However, technical covenant compliance in the future could be negatively impacted if volatility in the U.S. credit markets persist and/or economic and industry conditions continue to deteriorate or do not improve, and would therefore require additional corrective action by the Company and/or amendment or replacement of certain existing agreements.  We are currently evaluating various financing alternatives available to the Company.  Such alternatives may include accessing one or more capital markets, including bank credit facilities, public bond offerings, private placements or such other markets as may be deemed appropriate.  The cost and terms of any such financings could be impacted, positively or negatively, pending the outcome of the proposed Offer, if commenced; and/or by any explicit involvement by Hearst.  The purpose of such financing, or financings, if completed, would be to provide liquidity to the Company, repay or refinance the $90 million payment on our private placement debt due December 2009, and to repay or refinance the current revolving credit facility which matures April 2010.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, the Company was not involved in any derivative financial instruments.  However, the Company may consider certain interest-rate risk strategies in the future.

As of March 31, 2009, we have borrowed $342.0 million under our credit facility, which loan bears interest at LIBOR plus the applicable margin. The applicable margin on LIBOR loans varies between 0.50% and 1.00% depending on the ratio of total debt to earnings before interest, taxes, depreciation and amortization as defined by the credit agreement.

Item 4.  Controls and Procedures

The Company’s management performed an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as that term is defined in Exchange Act Rule 13a-15(e)) as of the end of the fiscal quarter ended March 31, 2009.  Based on that evaluation, and as of the end of the quarter for which this report is made, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  Our management, including the CEO and CFO, performed an evaluation of any changes that occurred in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2009.  That evaluation did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Other Information

Item 1. Legal Proceedings.

The information presented in Note 12 of the “Notes to Condensed Consolidated Financial Statements” under the caption “Legal Matters” is incorporated herein by reference, pursuant to Rule 12b-23.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of the 2008 10-K, which could materially affect our business, financial condition or future results. The risks described in the 2008 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There have been no material changes or additions to the risk factors disclosed in the 2008 10-K, except for the following:

The Market Price of our Common Stock Has Been, and May Continue to Be, Materially Affected by the Proposed Tender Offer

The current market price of our common stock may reflect, among other things, the anticipated commencement and completion of the proposed tender offer (the “Offer”).  The current market price is considerably higher than the price before the proposed Offer was announced on March 25, 2009.  To the extent that the current market price of our common stock reflects market assumptions that the proposed Offer will be commenced and completed, it is possible that the price of our common stock could decline if these market assumptions are not realized.  However, there can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price or otherwise, which are subject to numerous uncertainties and matters beyond the control of the Company.  In addition, please note that if and when the proposed Offer is commenced, the Company will publish a Solicitation/Recommendation Statement on Schedule 14D-9 in accordance with the requirements of the Securities Exchange Act of 1934, which will contain the recommendation of the Special Committee with respect to the Offer.  The statements in this report are not a solicitation or recommendation of the Company to its shareholders in connection with the proposed Offer, and shareholders should carefully review the Solicitation/Recommendation Statement when it is published before making any decision as to the Offer.

We may also be subject to additional risks, whether or not the Offer is commenced or completed, including:

•

our management having spent a significant amount of their time and efforts directed toward the proposed Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the proposed Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the proposed Offer is completed;
•	uncertainties relating to the proposed Offer may adversely affect our relationships with our employees, vendors, customers and other key constituencies; and
•

the outcome of the pending litigation that has been instituted against us, or new litigation that may be instituted against us, our board of directors and others relating to the proposed Offer or any settlement of such litigation or judicial actions.

Accordingly, investors should not place undue reliance on the occurrence of the proposed Offer.  The realization of any of these risks may materially adversely affect our business, financial condition, results of operations or the market price of our common stock.

We May be Unable to Obtain Additional or Replacement Financing on Favorable Terms if Explicit Support from Hearst is Not Available.

The Company has a number of debt obligations that are due for payment within the next 12 months including our $500 million revolving credit facility (maturing on April 15, 2010) under which we have borrowings of $342.0 million as of March 31, 2009, and the Private Placement Debt, for which a $90 million payment is due December 15, 2009.  We are currently evaluating various financing alternatives available to the Company.  At the present time, advertising-supported media companies, particularly those in broadcasting like the Company, are out of favor in the various debt and equity capital markets.  Our efforts to pursue such financing alternatives may be adversely affected if Hearst is unwilling or unable to provide explicit assistance due to the pendency of the proposed Offer and/or any other factors.  If Hearst is unwilling or unable to provide us such assistance, we may be unable to obtain new financing on as favorable terms.

Uncertainties Associated with the Proposed Offer May Cause a Loss of Employees and May Otherwise Materially Adversely Affect our Business Operations.

Our future results of operations will depend in part upon our ability to retain existing highly skilled and qualified employees and to attract new employees.  The failure to continue to attract and retain such individuals could materially adversely affect our ability to compete.  In addition, current and prospective employees may experience uncertainty about their roles if the proposed Offer is commenced and completed. This uncertainty may materially adversely affect our ability to attract and retain key management, sales, marketing, and other personnel. An inability to retain key personnel could have an adverse effect on our ability to operate the business as a stand-alone enterprise in the event the proposed Offer is not consummated.

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers.  The following table reflects purchases of our Series A Common Stock made by Hearst Broadcasting during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	0	N/A	0
February 1 - February 28	0	N/A	0
March 1 - March 31	0	N/A	0	0	(1)
Total	0	N/A	0

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

As of December 31, 2008, Hearst beneficially owned approximately 67.1% of the Company’s outstanding Series A Common Stock and 100% of the Company’s outstanding Series B Common Stock, representing in the aggregate approximately 82% of our outstanding common stock.

The following table reflects purchases made by the Company of its Series A Common Stock during the three months ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 - January 31	0	N/A	0
February 1 - February 28	0	N/A	0
March 1 - March 31	0	N/A	0	$182,852,123	(1)
Total	0	N/A	0

(1)           In May 1998, the Company’s Board of Directors authorized the repurchase of up to $300 million of its outstanding Series A Common Stock.  Such purchases may be effected from time to time in the open market or in private transactions, subject to market conditions and management’s discretion. Between May 1998 and March 31, 2009, the Company repurchased approximately 4.8 million shares of Series A Common Stock at a cost of approximately $117.1 million and an average price of $24.54.  There can be no assurance that such repurchases will occur in the future or, if they do occur, what the terms of such repurchases will be.

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

HEARST-ARGYLE TELEVISION, INC.

By:	/S/ JONATHAN C. MINTZER
	Name:	Jonathan C. Mintzer
	Title:	Vice President, General Counsel and Secretary

Dated:	April 29, 2009

Name

Title

Date

/S/ HARRY T. HAWKS	Executive Vice President and Chief	April 29 , 2009
Harry T. Hawks	Financial Officer
(Principal Financial Officer)

/S/ LYDIA G. BROWN	Corporate Controller	April 29, 2009
Lydia G. Brown	(Principal Accounting Officer)